Form 10-Q
period 1996-07-01
MAIN STREET & MAIN INC
filed 1996-08-20
CIK 847466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly Period Ended July 1, 1996

Commission File Number:  33-27611-NY



                        MAIN STREET AND MAIN INCORPORATED
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                11-294-8370
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

             5050 N. 40TH STREET, SUITE 200, PHOENIX, ARIZONA 85018
                    (Address of principal executive offices)



                                 (602) 852-9000
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X     No ___


Number of shares of common stock, .001 par value, of registrant outstanding at July 1, 1996: 7,951,825

                        MAIN STREET AND MAIN INCORPORATED
- --------------------------------------------------------------------------------
INDEX



PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements - Main Street and Main Incorporated

              Consolidated Balance Sheets - July 1, 1996 and
              December 25, 1995                                                3

              Consolidated Statements of Operations - Three Months
              and Six Months Ended July 1, 1996 and June 26, 1995              4

              Consolidated Statements of Cash Flows - Six Months
              Ended July 1, 1996 and June 26, 1995                             5

              Notes to Consolidated Financial Statements -
              July 1, 1996                                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 8


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  12
Item 6.   Exhibits and Reports on Form 8-K                                    12


SIGNATURES                                                                    13

                        MAIN STREET AND MAIN INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                               July 1, 1996           December 25, 1995
                                                               ------------           -----------------
                                                               (Unaudited)
ASSETS
Current Assets:
       Cash and cash equivalents                                $     3,489               $     4,741
       Accounts receivable, net                                       1,249                     2,484
       Inventories                                                    1,562                     1,517
       Prepaid expenses                                                 559                       461
                                                                -----------               -----------
                 Total current assets                                 6,859                     9,203

Property and equipment, net                                          44,824                    44,104
Other assets, net                                                     5,684                     6,287
Franchise costs, net                                                 22,300                    22,761
Notes receivable                                                      1,250                     6,250
                                                                -----------               -----------
                                                                $    80,917               $    88,605
                                                                ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
       Current Liabilities:
       Current portion of long-term debt                        $     4,425               $     4,567
       Accounts payable                                               2,261                     3,543
       Other accrued liabilities                                      9,257                     8,941
                                                                -----------               -----------
                 Total current liabilities                           15,943                    17,051
                                                                -----------               -----------

Long-term debt, net of current portion                               31,688                    31,204
                                                                -----------               -----------

Other liabilities and deferred credits                                2,614                     3,089
                                                                -----------               -----------

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value, 40,000,000 shares
       authorized;  7,951,825 shares issued and
          outstanding in 1996 and 1995                                    8                         8
Additional paid-in capital                                           40,205                    40,205
Accumulated deficit                                                  (9,541)                   (2,952)
                                                                -----------               -----------
                                                                     30,672                    37,261
                                                                -----------               -----------

                                                                $    80,917               $    88,605
                                                                ===========               ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                        MAIN STREET AND MAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                                          Three Months Ended                            Six Months Ended
                                                          ------------------                            ----------------
                                                     July 1, 1996          June 26, 1995          July 1, 1996         June 26, 1995
                                                     ------------          -------------          ------------         -------------
Revenue                                              $    30,668            $    31,128           $    63,919           $    60,922
                                                     -----------            -----------           -----------           -----------

Restaurant Operating Expenses:
    Cost of sales                                          8,747                  8,947                18,206                17,306
    Payroll and benefits                                   9,546                  9,367                19,780                18,437
    Depreciation and amortization                          1,055                  1,079                 2,230                 2,103
    Other operating expenses                               8,968                  8,862                18,493                17,377
                                                     -----------            -----------           -----------           -----------
       Total restaurant operating expenses                28,316                 28,255                58,709                55,223
                                                     -----------            -----------           -----------           -----------

Income from restaurant operations                          2,352                  2,873                 5,210                 5,699

    Depreciation and amortization                            350                    326                   736                   655
    General and administrative expenses                    1,047                  1,111                 2,005                 2,221
    Restructuring charge                                   7,448                    ---                 7,448                   ---
                                                     -----------            -----------           -----------                ------

Operating income (loss)                                   (6,493)                 1,436                (4,979)                2,823

    Interest expense, net                                    795                  1,125                 1,610                 2,277
                                                     -----------            -----------           -----------           -----------

       Net income (loss) before taxes                     (7,288)                   311                (6,589)                  546

       Income tax expense                                    ---                    ---                  ---                   ---
                                                     -----------            -----------           -----------           -----------

       Net income (loss)                             $    (7,288)          $        311          $     (6,589)          $       546
                                                     ===========            ===========           ===========           ===========


Net Income (Loss) Per Share                          $      (0.92)          $       0.09          $      (0.83)         $      0.15
                                                     ============           ============          =============         ===========

Weighted average shares outstanding                         7,952                  3,648                 7,952                3,652
                                                     ============           ============          ============          ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MAIN STREET AND MAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                          Six Months Ended
                                                                          ----------------
                                                                July 1, 1996             June 26, 1995
                                                                ------------             -------------
Cash Flows From Operating Activities
    Net Income (Loss)                                           $    (6,589)              $       546
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                  2,966                     2,758
       Restructuring charge                                           7,448                       ---
                                                                -----------               -----------
          Changes in assets and liabilities:
           Accounts receivable                                        1,192                       (68)
           Inventories                                                  (45)                     (180)
           Prepaid expenses                                             (98)                       38
           Other assets                                                (597)                   (1,660)
           Accounts payable                                          (1,282)                   (1,620)
           Other liabilities                                           (104)                      544
                                                                -----------               -----------
              Net cash - operating activities                         2,891                       358

Cash Flows From Investing Activities:
     Investments in affiliates                                          ---                      (670)
    Payment of accrued acquisition costs                                ---                      (242)
    Net additions to property and equipment                          (4,485)                   (2,639)
    Cash received from sale-leaseback transactions                      ---                     3,203
                                                                -----------               -----------
             Net cash - investing activities                         (4,485)                     (348)
                                                                -----------               -----------

Cash Flows From Financing Activities:
    Cash proceeds from sale of common stock                             ---                        16
    Borrowing under credit facilities                                 2,100                     2,228
    Principal payments on long-term debt                             (1,758)                   (1,899)
                                                                -----------               -----------
              Net cash -  financing activities                          342                       345
                                                                -----------               -----------

Net change in cash and cash equivalents                              (1,252)                      355

Cash and cash equivalents, beginning of period                        4,741                     3,049
                                                                -----------               -----------

Cash and cash equivalents, end of period                        $     3,489               $     3,404
                                                                ===========               ===========

Supplemental Disclosure of Cash Flow Information
    Cash paid during the period for interest                    $     1,625               $     1,736
                                                                ===========               ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MAIN STREET AND MAIN INCORPORATED

                   Notes to Consolidated Financial Statements

                                  July 1, 1996
                                   (Unaudited)

1. The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management of the Company believes that the disclosures are adequate to make the information presented not misleading. For a complete description of the accounting policies, see the Company's Form 10-K filing for the year ended December 25, 1995.

2.       The Company's restaurants operate on a fiscal quarter of 13 weeks.

3. The results of operations for the six months ended July 1, 1996 are not necessarily indicative of the results to be expected for a full year.

4. As a result of certain events taking place during the quarter ended July 1, 1996, the Company has recorded a restructuring charge of $7,448,000. This charge is comprised of the following:

                  Non-core assets reduced to net realizable value    $5,474,000
                  Under performing core assets                        1,146,000
                  Other restructuring costs                             828,000
                                                                     ----------
                                                                     $7,448,000
                                                                     ==========

         Non-core assets reduced to net realizable value:
         During the quarter ended July 1, 1996, the debtor of the Company's $6 million promissory note sold assets related to its dairy operations which represented a significant portion of the collateral securing the note. The debtor used cash from the sale to pay down senior debt and to provide working capital for its ice cream novelty production facility. The Company is currently evaluating various options including converting its promissory note to an equity position in the debtor's business. Due to uncertainty of the business, the Company's promissory note, net of a deferred gain booked at the time of the initial sale of the Company's dairy and food distribution business, was written down by $4.1 million. In addition, the Company has determined that its investment in an indoor entertainment center being leased to a third party may exceed its realizable value and has taken a charge of $582,000. The remaining balance of non-core assets reduced to net realizable value is comprised primarily of write downs of real estate that the Company was holding for future restaurant development and now plans to dispose of within the next 12 months.

         Under performing core assets:
         The charge related to under performing core assets relates primarily to the write off of preopening costs associated with two of the Company's recently developed restaurants. While it is the Company's policy to amortize preopening costs over 12 months commencing with the opening of each new restaurant, the operating results at these restaurants were not sufficient to support the amortization of preopening costs. One of the restaurants was the recently opened Front Row Sports Grill. The Company is currently negotiating with various parties regarding the future of this restaurant. The remaining balance of under performing core assets relates to a charge the Company is taking in anticipation of closing a 20 year old T.G.I. Friday's restaurant in southern California.

         Other restructuring costs:
         Other restructuring costs include costs to be incurred through December 31, 1998 under the terms of an existing employment agreement with the Company's former Chairman and accrued professional fees incurred in conjunction with the restructuring.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to total revenue:

                                                        Three Months Ended                         Six Months Ended
                                                        ------------------                         ----------------
                                                 July 1, 1996        June 26, 1995       July 1, 1996          June 26, 1995
                                                 ------------        -------------       ------------          -------------
Revenue                                               100.0%               100.0%             100.0%               100.0%
Restaurant Operating Expenses
    Cost of sales                                      28.5                 28.7               28.5                 28.4
    Payroll and benefits                               31.1                 30.1               30.9                 30.3
    Depreciation and amortization                       3.4                  3.5                3.5                  3.5
    Other operating expenses                           29.3                 28.5               28.9                 28.5
                                                  ---------            ---------          ---------            ---------
       Total restaurant operating expenses             92.3                 90.8               91.8                 90.7
                                                  ---------            ---------          ---------            ---------

Income from restaurant operations                       7.7                  9.2                8.2                  9.3

    Depreciation and amortization                       1.2                  1.0                1.2                  1.1
    General and administrative expenses                 3.4                  3.6                3.2                  3.6
    Restructuring charge                               24.3                  ---               11.6                  ---
                                                  ---------              ----------       ---------

Operating income (loss)                               (21.2)                 4.6               (7.8)                 4.6

    Interest expense, net                               2.6                  3.6                2.5                  3.7
                                                  ---------            ---------          ---------            ---------

 Net income (loss)                                    (23.8)%                1.0%             (10.3)%                0.9%
                                                  ==========           =========          ==========           =========

Revenue for the three months ended July 1, 1996 decreased by 1.5% to $30,668,000 compared to $31,128,000 in the same period in 1995. Revenue for the six months ended July 1, 1996 increased by 4.9% to $63,919,000 compared to $60,922,000 in the same period in 1995. Revenue from the three restaurants opened subsequent to June 26, 1995 contributed to the overall revenue gain for the six months ended July 1, 1996; however, it was offset by a decline in same store sales for the three and six months ended July 1, 1996 of 2.0% and 1.7%, respectively. The decline in same store sales can be attributed to six specific locations and approximately 90% of the decline relates to the Company's restaurants in Southern California.

Cost of sales decreased as a percentage of revenue to 28.5% in the three months ended July 1, 1996 from 28.7% in the same period in 1995. Cost of sales increased as a percentage of revenue to 28.5% in the first six months of 1996 from 28.4% from the same period in 1995. Cost of sales have increased due to a shift in the beverage market to premium/specialty beers and liquors which have slightly lower margins and increases in portion sizes on several menu items;
however, most of the resulting increases have been offset by negotiated purchasing discounts.

Labor costs increased as a percentage of revenue to 31.1% in the three months ended July 1, 1996 from 30.1% in the same period in 1995. Labor costs increased as a percentage of revenue to 30.9% in the first six months of 1996 from 30.3% in the same period of 1995. This increase is almost entirely related to the decline in same store sales in relation to the fixed component of labor costs.
                                       8

Other restaurant operating expenses increased as a percentage of revenue to 29.3% in the three months ended July 1, 1996 from 28.5% in the same period in 1995. Other restaurant operating expenses increased as a percentage of revenue to 28.9% in the first six months of 1996 from 28.5% in the same period of 1995. This increase is primarily related to the fixed nature of occupancy costs and the decline in same store sales.

Income from restaurant operations decreased as a percentage of revenue to 8.2% in the six months ended July 1, 1996 from 9.3% in the same period of 1995. In addition to the items discussed above, there were two primary factors contributing to this decrease. In February 1996, the Company opened its first Front Row Sports Grill in Portland, Oregon. The higher costs associated with opening a new concept coupled with lower than anticipated revenue accounted for approximately 50 basis points of the decrease. In addition, the three-month period of 1995 included $204,000 or approximately 40 basis points related to the Company's management assistance agreement with AsianStar Co., Ltd. (AsianStar) to provide management services and expertise relative to the development and operation of T.G.I. Friday's restaurants in the Republic of Korea. No revenue related to the management assistance agreement was recorded in the six-month period ended July 1, 1996 as the Company has entered into an agreement for an ownership interest in AsianStar, which currently owns and operates seven T.G.I. Friday's restaurants in Korea.

In total, depreciation and amortization increased as a percentage of revenue to 4.6% in the three months ended July 1, 1996 from 4.5% in the same period in 1995. Depreciation and amortization increased as a percentage of revenue to 4.7% in the first six months of 1996 from 4.6% in the same period of 1995. These increases are due primarily to the fixed nature of these expenses given a decline in same store sales.

General and administration expenses decreased as a percentage of revenue to 3.4% in the three months ended July 1, 1996 from 3.6% in the same period in 1995. General and administrative expenses decreased as a percentage of revenue to 3.2% in the first six months of 1996 from 3.6% in the same period of 1995. This decrease relates to reductions in corporate staff coupled with the relatively fixed nature of these expenses in comparison to the overall increase in revenue.

A restructuring charge of $7,448,000 was recorded during the quarter ended July 1, 1996 as a result of certain events taking place. This charge is comprised of the following:

                  Non-core assets reduced to net realizable value    $5,474,000
                  Under performing core assets                        1,146,000
                  Other restructuring costs                             828,000
                                                                     ----------
                                                                     $7,448,000
                                                                     ==========

         Non-core assets reduced the net realizable value:
         During the quarter ended July 1, 1996, the debtor of the Company's $6 million promissory note sold assets related to its dairy operations which represented a significant portion of the collateral securing the note. The debtor used cash from the sale to pay down senior debt and to provide working capital for its ice cream novelty production facility. The Company is currently evaluating various options including converting its promissory note to an equity position in the debtor's business. Due to uncertainty of the business, the

         Company's promissory note, net of a deferred gain booked at the time of the initial sale of the Company's dairy and food distribution business, was written down by $4.1 million. In addition, the Company has determined that its investment in an indoor entertainment center being leased to a third party may exceed its realizable value and has taken a charge of $582,000. The remaining balance of non-core assets reduced to net realizable value is comprised primarily of write downs of real estate that the Company was holding for future restaurant development and now plans to dispose of within the next 12 months.

         Under performing core assets:
         The charge related to under performing core assets relates primarily to the write off of preopening costs associated with two of the Company's recently developed restaurants. While it is the Company's policy to amortize preopening costs over 12 months commencing with the opening of each new restaurant, the operating results at these restaurants were not sufficient to support the amortization of preopening costs. One of the restaurants was the recently opened Front Row Sports Grill. The Company is currently negotiating with various parties regarding the future of this restaurant. The remaining balance of under performing core assets relates to a charge the Company is taking in anticipation of closing a 20 year old T.G.I. Friday's restaurant in southern California.

         Other restructuring costs:
         Other restructuring costs include costs to be incurred through December 31, 1998 under the terms of an existing employment agreement with the Company's former Chairman and accrued professional fees incurred in conjunction with the restructuring.

Interest expense was $795,000 in the three months ended July 1, 1996 compared to $1,125,000 in the same period of 1995. Interest expense was $1,610,000 in the first six months of 1996 compared to $2,277,000 in the same period of 1995. This decrease was a result of the retirement of over $8.7 million of indebtedness with the proceeds from a public offering completed in September 1995 and the concurrent modification of the Company's Senior Term Loan.

No income tax provision was recorded in 1996 or 1995 due to the availability of net operating loss carryforwards. At December 25, 1995, the Company had approximately $7,000,000 of net operating loss carryforwards to be used to offset future income for income tax purposes.

Liquidity and Capital Resources

The Company's primary use of funds over the past three years has been for the acquisition of existing T.G.I. Friday's restaurants and exclusive development rights. These acquisitions were financed principally through the issuance of long-term debt and Common Stock. The Company has also expended funds for the development of new restaurants. The principal source of these funds has been operating cash flows, supplemented by bank and lease financing.

The Company's current liabilities exceed its current assets due in part to cash expended on the Company's development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days. The Company currently generates average monthly cash receipts of approximately $10,900,000, which have been sufficient to pay all obligations as they become due.

The Company's debt at July 1, 1996 is comprised of the following:

      The Company's Term Loan of $28,500,000 bears interest at LIBOR plus 280 basis points (8.37% as of July 1, 1996) and is payable in quarterly installments of $750,000 with a final payment of $9,000,000 due upon maturity on September 30, 2002.

      In conjunction with the acquisition of Friday's of California, Inc., the Company issued an unsecured note to TGI Friday's Inc. The outstanding balance of this note is approximately $1,742,000 which bears interest at 12% per annum and has had its maturity date extended to March 31, 1998. Due to terms of an intercreditor agreement, the Company is currently prohibited from making payments under this note.

      The Company currently finances equipment and leasehold improvements at restaurants it develops and has approximately $5,871,000 in debt secured by specific restaurants. These notes range from $400,000 to $950,000, have interest rates ranging from 10.3% to 11.0% and require monthly principal and interest payments.

Pursuant to its franchise agreements, the Company currently pays royalties of 4.0% and marketing fees of up to 1.2% of revenue to TGI Friday's Inc. The Company also leases its restaurants with terms ranging from 10 to 20 years. Minimum payments on the Company's existing lease obligations are approximately $6,100,000 per year through 2000.

The Company has development agreements with TGI Friday's Inc. which require the Company to open at least 34 additional T.G.I. Friday's restaurants by December 31, 1999. The Company intends to develop restaurants with approximately 5,000 to 6,500 square feet with development costs (excluding land) of approximately $1.4 to $2.0 million. The Company expects that current financing commitments, potential joint ventures and cash flows from operations, will be sufficient to develop the additional restaurants that the development agreements require the Company to open.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

                  The Company's Annual Meeting of Stockholders was held on May 22, 1996. The matters voted on at the Annual Meeting were as follows:

                   (a)  The election of directors;
                   (b)  Approval to adopt the Company's 1995 Stock  Option Plan;
                        and
                   (c) The appointment of Arthur Andersen LLP as independent auditors for the Company.


         Messrs. Sherman, Panter, Antioco, Chua, and Metz were elected; the 1995 Stock Option Plan was approved; and the appointment of Arthur Andersen LLP as independent auditors was approved by the stockholders as follows:


Election of Directors                  For                       Votes Withheld
- ---------------------                  ---                       --------------
Steven A. Sherman                  6,569,233                         211,137
Joe W. Panter                      6,611,092                         169,278
John F. Antioco                    6,614,582                         165,788
David K.B. Chua                    6,602,433                         177,937
John C. Metz                       6,606,702                         173,668


Adopt Company's 1995 Stock Option Plan
- --------------------------------------
                     For            Against           Abstain          Not Voted
                     ---            -------           -------          ---------
                  6,260,928         420,913           66,989             31,540


Ratify Appointment of Arthur Andersen LLP
- -----------------------------------------
                     For            Against           Abstain
                     ---            -------           -------
                  6,677,542          80,174           22,654



Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits.  None.

                  (b) The Registrant did not file any reports on Form 8-K during the three months ended July 1, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Main Street and Main Incorporated



Dated:   August 20, 1996         /s/ Joe W. Panter
                                 ---------------------------------------
                                 Joe W. Panter, President and
                                 Chief Executive Officer



Dated:   August  20, 1996        /s/ Mark C. Walker
                                 ---------------------------------------
                                 Mark C. Walker, Chief Financial Officer,
                                 Vice President Finance, Secretary and Treasurer