Form 10-Q/A
period 1996-07-01
MAIN STREET & MAIN INC
filed 1996-08-27
CIK 847466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly Period Ended July 1, 1996

Commission File Number:  0-18668


                        MAIN STREET AND MAIN INCORPORATED
             (Exact name of registrant as specified in its charter)

         DELAWARE                                         11-294-8370
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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           Exhibit Number          Exhibit
                           --------------          -------
                                   27              Financial Data Schedule

                  (b) The Registrant did not file any reports on Form 8-K during the three months ended July 1, 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Main Street and Main Incorporated



Dated:    August 26, 1996      /s/ Joe W. Panter
                               ----------------------------
                               Joe W. Panter, President and
                               Chief Executive Officer



Dated:    August 26, 1996      /s/ Mark C. Walker
                               ----------------------------------------
                               Mark C. Walker, Chief Financial Officer,
                               Vice President Finance, Secretary and Treasurer