Form 10-Q
period 1996-09-30
MAIN STREET & MAIN INC
filed 1996-11-14
CIK 847466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

QUARTERLY  REPORT UNDER SECTION 13 OR 15 (D) OF THE  SECURITIES  EXCHANGE ACT OF
1934

For the quarterly Period Ended September 30, 1996

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


Yes   X     No
    -----      -----

Number of shares of common stock, .001 par value, of registrant outstanding at September 30, 1996: 8,451,825

                        MAIN STREET AND MAIN INCORPORATED
--------------------------------------------------------------------------------
                                      INDEX



PART 1.           FINANCIAL INFORMATION

Item 1.  Financial Statements - Main Street and Main Incorporated

                  Consolidated Balance Sheets -September 30, 1996 and
                  December 25, 1995                                                     3

                  Consolidated Statements of Operations - Three Months
                  and Nine Months Ended September 30, 1996 and September 25, 1995       4


                  Consolidated Statements of Cash Flows - Nine Months
                  Ended September 30, 1996 and September 25, 1995                       5

                  Notes to Consolidated Financial Statements -
                  September 30, 1996                                                    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                         8


PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                             13


SIGNATURES                                                                             13

                        MAIN STREET AND MAIN INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                September 30, 1996    December 25, 1995
                                                                ------------------    -----------------
                                                                   (Unaudited)
ASSETS
Current Assets:
       Cash and cash equivalents                                     $  3,695             $  4,741
       Accounts receivable, net                                         1,325                2,484
       Inventories                                                      1,495                1,517
       Prepaid expenses                                                   356                  461
                                                                     --------             --------
                 Total current assets                                   6,871                9,203

Property and equipment, net                                            45,691               44,104
Other assets, net                                                       5,806                6,287
Franchise costs, net                                                   22,229               22,761
Notes receivable, net                                                   1,250                6,250
                                                                     --------             --------
                                                                     $ 81,847             $ 88,605
                                                                     ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Current portion of long-term debt                             $  5,245             $  4,567
       Accounts payable                                                 2,904                3,543
       Other accrued liabilities                                        8,508                8,941
                                                                     --------             --------
                 Total current liabilities                             16,657               17,051
                                                                     --------             --------

Long-term debt, net of current portion                                 31,363               31,204
                                                                     --------             --------

Other liabilities and deferred credits                                  2,662                3,089
                                                                     --------             --------

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value, 40,000,000 shares
       authorized; 8,451,825 and 7,951,825 shares
       issued and  outstanding in 1996 and 1995,
       respectively                                                         8                    8
Additional paid-in capital                                             41,205               40,205
Accumulated deficit                                                   (10,048)              (2,952)
                                                                     --------             --------
                                                                       31,165               37,261
                                                                     --------             --------
                                                                     $ 81,847             $ 88,605
                                                                     ========             ========

       The accompanying notes are an integral part of these consolidated balance sheets.

                        MAIN STREET AND MAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                                   Three Months Ended         Nine Months Ended
                                                   ------------------         -----------------
                                              September 30, September 25, September 30, September 25,
                                                 1996          1995          1996          1995
                                              ------------- ------------- ------------- -------------
Revenue                                        $ 29,638      $ 29,858      $ 93,557      $ 90,780
                                               --------      --------      --------      --------

Restaurant Operating Expenses:
    Cost of sales                                 8,538         8,478        26,744        25,784
    Payroll and benefits                          9,412         9,469        29,192        27,906
    Depreciation and amortization                 1,130         1,124         3,360         3,227
    Other operating expenses                      9,030         9,132        27,523        26,509
                                               --------      --------      --------      --------
       Total restaurant operating expenses       28,110        28,203        86,819        83,426
                                               --------      --------      --------      --------

Income from restaurant operations                 1,528         1,655         6,738         7,354

    Depreciation and amortization                   351           371         1,087         1,026
    General and administrative expenses             913         1,062         2,918         3,283
    Restructuring charge                           --            --           7,448          --
                                               --------      --------      --------      --------

Operating income (loss)                             264           222        (4,715)        3,045


    Interest expense, net                           771         1,217         2,381         3,494
                                               --------      --------      --------      --------

       Net loss before taxes                       (507)         (995)       (7,096)         (449)

       Income tax expense                          --            --            --            --
                                               --------      --------      --------      --------

          Net loss                             $   (507)     $   (995)     $ (7,096)     $   (449)
                                               ========      ========      ========      ========

Net Loss Per Share                             $  (0.06)     $  (0.27)     $  (0.89)     $  (0.12)
                                               ========      ========      ========      ========

Weighted average shares outstanding               8,084         3,639         7,995         3,638
                                               ========      ========      ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MAIN STREET AND MAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                    Nine Months Ended
                                                                    -----------------
                                                          September 30, 1996   September 25, 1995
                                                          ------------------   ------------------
Cash Flows From Operating Activities
    Net Loss                                                   $(7,096)            $  (449)
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                             4,447               4,253
       Restructuring charge                                      7,448                  --
          Changes in assets and liabilities:
           Accounts receivable                                   1,116                 (81)
           Inventories                                              22                 (58)
           Prepaid expenses                                        105                  18
           Other assets                                         (1,041)             (2,035)
           Accounts payable                                       (639)             (2,097)
           Other liabilities                                      (805)              1,792
                                                               -------             -------
              Net cash - operating activities                    3,557               1,343

Cash Flows From Investing Activities:
    Investments in affiliates                                     --                  (700)
    Payment of accrued acquisition costs                          --                  (242)
    Net additions to property and equipment                     (6,440)             (3,992)
    Cash received from sale-leaseback transactions                --                 3,203
                                                               -------             -------
             Net cash - investing activities                    (6,440)             (1,731)
                                                               -------             -------

Cash Flows From Financing Activities:
    Cash proceeds from sale of common stock                      1,000                  16
    Borrowing under credit facilities                            3,468               3,028
    Principal payments on long-term debt                        (2,631)             (3,107)
                                                               -------             -------
              Net cash -  financing activities                   1,837                 (63)
                                                               -------             -------

Net change in cash and cash equivalents                         (1,046)               (451)

Cash and cash equivalents, beginning of period                   4,741               3,049
                                                               -------             -------

Cash and cash equivalents, end of period                       $ 3,695             $ 2,598
                                                               =======             =======

Supplemental Disclosure of Cash Flow Information
    Cash paid during the period for interest                   $ 2,310             $ 2,772
                                                               =======             =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MAIN STREET AND MAIN INCORPORATED

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)

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

3. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for a full year.

4.       As a result of certain  events  taking place  during the quarter  ended
         July  1,  1996,  the  Company   recorded  a  restructuring   charge  of
         $7,448,000. This charge is comprised of the following:

                  Non-core assets reduced to net realizable value   $  5,474,000
                  Under performing core assets                         1,146,000
                  Other restructuring costs                              828,000
                                                                    ------------
                                                                    $  7,448,000
                                                                    ============

         Non-core assets reduced to net realizable value:
         During the quarter ended July 1, 1996, the debtor on the $6 million promissory note payable to the Company sold assets related to its dairy operations, which represented a significant portion of the collateral securing the note. The debtor used cash from the sale to pay down senior debt and to provide working capital for its ice cream novelty production facility. The Company converted its promissory note to an equity position in the debtor's business. As a result of the uncertainty of the debtor's business, the Company's promissory note, net of a deferred gain booked at the time of the initial sale of the Company's dairy and food distribution business, was written down by $4.1 million. In addition, the Company has determined that its investment in an indoor entertainment center being leased to a third party may exceed its realizable value and has taken a charge of $582,000. The remaining balance of non-core assets reduced to net realizable value consist primarily of write downs of real estate that the Company was holding for future restaurant development and now plans to dispose of within the next 12 months.

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

5.    The Company's debt at September 30, 1996 consists of the following:

      The Company's Term Loan of $27,750,000 bears interest at LIBOR plus 280 basis points (8.55% as of October 1, 1996) and is payable in quarterly installments of $750,000 with a final payment of $9,000,000 due upon maturity on September 30, 2002.

      In conjunction with the acquisition of Friday's of California, Inc., the Company issued an unsecured note to TGI Friday's Inc. This note has an outstanding balance of approximately $1,742,000 which bears interest at 12% per annum and has a maturity date extended to March 31, 1998. As a result of the terms of an intercreditor agreement, the Company is currently prohibited from making payments under this note.

      The Company currently finances equipment and leasehold improvements at restaurants it develops and has approximately $7,116,000 in debt secured by specific restaurants. The notes relating to these range from $400,000 to $950,000, have interest rates ranging from 10.3% to 11.0% and require monthly principal and interest payments.

      The Term Loan contains certain financial covenants relative to debt service coverage, capital expenditures, minimum cash balances and other ratios. The Company and its lender are currently in discussions with regard to the debt service coverage ratio, with which the Company is not in compliance. The lender has indicated that it will not exercise any of its rights as a result of the covenant violation, including accelerating the payments under the loan, until December 31, 1996. The Company is exploring various options which will bring it into compliance with covenants under the Term Loan. During this period, the lender may limit the Company from incurring additional debt and entering into new leases for sites for future restaurant development. There can be no assurance that the Company's negotiations with its lender will be successful. If the negotiations are not successful, the lender could declare the Term Loan to be immediately due and payable and exercise its remedies under the Term Loan, including foreclosing on the collateral securing the loan which includes substantially all of the Company's assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to total revenue:

                                                        Three Months Ended                        Nine Months Ended
                                                        ------------------                        -----------------
                                                   September 30,       September 25,       September 30,       September 25,
                                                        1996                1995                1996                1995
                                                   -------------       -------------       -------------       -------------
Revenue                                                100.0%              100.0%              100.0%              100.0%
Restaurant Operating Expenses
    Cost of sales                                       28.8                28.4                28.6                28.4
    Payroll and benefits                                31.7                31.7                31.2                30.7
    Depreciation and amortization                        3.8                 3.8                 3.6                 3.6
    Other operating expenses                            30.5                30.6                29.4                29.2
                                                       -----               -----               -----               -----
       Total restaurant operating expenses              94.8                94.5                92.8                91.9
                                                       -----               -----               -----               -----

Income from restaurant operations                        5.2                 5.5                 7.2                 8.1

    Depreciation and amortization                        1.2                 1.2                 1.2                 1.1
    General and administrative expenses                  3.1                 3.6                 3.1                 3.6
     Restructuring charge                                 --                  --                 8.0                  --
                                                       -----               -----               -----               -----

Operating income (loss)                                   .9                  .7                (5.1)                3.4


    Interest expense, net                                2.6                 4.0                 2.5                 3.9
                                                       -----               -----               -----               -----

          Net loss                                      (1.7)%              (3.3)%              (7.6)%              (0.5)%
                                                       =====               =====               =====               =====

Revenue for the three months ended September 30, 1996 decreased by 0.7% to $29,638,000 compared to $29,858,000 in the same period in 1995. Revenue for the nine months ended September 30, 1996 increased by 3.1% to $93,557,000 compared to $90,780,000 in the same period in 1995. Revenue from the four restaurants opened subsequent to September 25, 1995 contributed to the overall revenue gain for the nine months ended September 30, 1996; however, it was offset by a decline in same store sales for the three and nine months ended September 30, 1996 of 4.7% and 2.7%, respectively.

Cost of sales increased as a percentage of revenue to 28.8% in the three months ended September 30, 1996 from 28.4% in the same period in 1995. Cost of sales increased as a percentage of revenue to 28.6% in the first nine months of 1996 from 28.4% from the same period in 1995. Cost of sales have increased due to a shift in the beverage market to premium/specialty beers and liquors which have slightly lower margins and higher prices for dairy products. In addition, cost of sales increased as a result of increases in portion sizes on several menu items; however, some of the resulting increase has been offset by negotiated purchasing discounts.

Labor costs as a percentage of revenue were 31.7% in the three months ended September 30, 1996 which is unchanged from the same period in 1995. Labor costs increased as a percentage of revenue to 31.2% in the first nine months of 1996 from 30.7% in the same period of 1995. This increase is almost entirely related to the decline in same store sales in relation to the fixed component of labor costs.

Other restaurant operating expenses decreased as a percentage of revenue to 30.5% in the three months ended September 30, 1996 from 30.6% in the same period in 1995. Other restaurant operating expenses increased as a percentage of revenue to 29.4% in the first nine months of 1996 from 29.2% in the same period of 1995. This increase for the nine month period is primarily related to the fixed nature of occupancy costs and the decline in same store sales.

Income from restaurant operations decreased as a percentage of revenue to 7.2% in the nine months ended September 30, 1996 from 8.1% in the same period of 1995. In addition to the items discussed above, there were two primary factors contributing to this decrease. In February 1996, the Company opened its first Front Row Sports Grill in Portland, Oregon. The higher costs associated with opening a new concept coupled with lower than anticipated revenue accounted for approximately 60 basis points of the decrease. In addition, the nine-month period of 1995 included $300,000 or approximately 30 basis points related to the Company's management assistance agreement with AsianStar Co., Ltd. (AsianStar) to provide management services and expertise relative to the development and operation of T.G.I. Friday's restaurants in the Republic of Korea. No revenue related to the management assistance agreement was recorded in the nine-month period ended September 30, 1996 as the Company has entered into an agreement for an ownership interest in AsianStar, which currently owns and operates seven T.G.I. Friday's restaurants in Korea.

In total, depreciation and amortization as a percentage of revenue is 5.0% in the three months ended September 30, 1996 which is unchanged from the same period in 1995. Depreciation and amortization increased as a percentage of revenue to 4.8% in the first nine months of 1996 from 4.7% in the same period of 1995. These increases are due primarily to the fixed nature of these expenses given a decline in same store sales.

General and administrative expenses decreased as a percentage of revenue to 3.1% in the three months ended September 30, 1996 from 3.6% in the same period in 1995. General and administrative expenses decreased as a percentage of revenue to 3.1% in the first nine months of 1996 from 3.6% in the same period of 1995. This decrease relates to reductions in corporate staff coupled with the relatively fixed nature of these expenses in comparison to the overall increase in revenue.

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
                                                                     ----------
                                                                     $7,448,000
                                                                     ==========

         Non-core assets reduced the net realizable value:
         During the quarter ended July 1, 1996, the debtor of the Company's $6 million promissory note sold assets related to its dairy operations which represented a significant portion of the collateral securing the note. The debtor used cash from the sale to pay down senior debt and to provide working capital for its ice cream novelty production facility. The Company converted its promissory note to an equity position in the debtor's business. As a result of the uncertainty of the debtor's business, the Company's promissory note, net of a deferred gain booked at the time of the initial sale of the Company's dairy and food distribution business, was written down by $4.1 million. In addition, the Company has determined that its investment in an indoor entertainment center being leased to a third party may exceed its realizable value and has taken a charge of $582,000. The remaining balance of non-core assets reduced to net realizable value is comprised primarily of write downs of real estate that the Company was holding for future restaurant development and now plans to dispose of within the next 12 months.

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

Interest expense was $771,000 in the three months ended September 30, 1996 compared to $1,217,000 in the same period of 1995. Interest expense was $2,381,000 in the first nine months of 1996 compared to $3,494,000 in the same period of 1995. This decrease was a result of the retirement of over $8.7 million of indebtedness with the proceeds from a public offering completed in September 1995 and the concurrent modification of the Company's Senior Term Loan.

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

The Company's current liabilities exceed its current assets due in part to cash expended on the Company's development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days. The Company currently generates average monthly cash receipts of approximately $11,000,000, which have been sufficient to pay all obligations as they become due.

The Company's debt at September 30, 1996 consists of the following:

      The Company's Term Loan of $27,750,000 bears interest at LIBOR plus 280 basis points (8.55% as of October 1, 1996) and is payable in quarterly installments of $750,000 with a final payment of $9,000,000 due upon maturity on September 30, 2002.

      In conjunction with the acquisition of Friday's of California, Inc., the Company issued an unsecured note to TGI Friday's Inc. This note has an outstanding balance of approximately $1,742,000 which bears interest at 12% per annum and has a maturity date extended to March 31, 1998. As a result of the terms of an intercreditor agreement, the Company is currently prohibited from making payments under this note.

      The Company currently finances equipment and leasehold improvements at restaurants it develops and has approximately $7,116,000 in debt secured by specific restaurants. The notes relating to these debt range from $400,000 to $950,000, have interest rates ranging from 10.3% to 11.0% and require monthly principal and interest payments.

The Term Loan contains certain financial covenants relative to debt service coverage, capital expenditures, minimum cash balances and other ratios. The Company and its leaders are currently in discussions with regard to the debt service coverage ratio, with which the Company is not in compliance. The leader has indicated that it will not exercise any of its rights as a result of the covenant violation, including accelerating the payments under the loan, until December 31, 1996. The Company is exploring various options which will bring it into compliance with covenants under the Term Loan. During this period, the lender may limit the Company from incurring additional debt and entering into new leases for sites for future restaurant development. There can be no assurance that the Company's negotiations with its lender will be successful. If the negotiations are not successful, the lender could declare the Term Loan to be immediately due and payable and exercise its remedies under the Term Loan, including foreclosing on the collateral securing the loan which includes substantially all of the Company's assets.

Pursuant to its development agreements, the Company currently pays royalties of 4.0% and marketing fees of up to 1.4% of revenue to TGI Friday's Inc. The Company also leases its restaurants with terms ranging from 10 to 20 years. Minimum payments on the Company's existing lease obligations are approximately $6,100,000 per year through 2000.

The Company has five separate development agreements with TGI Friday's Inc. which in the aggregate require the Company to open at least 34 additional T.G.I. Friday's restaurants by December 31, 1999. The Company intends to develop restaurants with approximately 5,000 to 6,500 square feet involving development costs (excluding land) of approximately $1.4 to $2.0 million per restaurant. The Company expects that current financing commitments and management agreements whereby a third-party lender finances the development costs and cash flows from operations, will be sufficient to develop the additional restaurants that the development agreements require the Company to open. However, given the current competitive environment in the casual dining segment of the restaurant industry, the Company is reviewing its development plans and while no final determination has been made, may develop less restaurants than the current development agreements require. Each development agreement gives TGI Friday's Inc. certain remedies in the event the Company fails to comply with the development schedule in a timely manner or there is a breach of the confidentiality or noncompete provisions of the development agreement. These remedies include, under certain circumstances, the right to reduce the number of restaurants the Company may develop in the related development territory or to terminate the Company's exclusive right to develop restaurants in the related territory.

PART II.  OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits.  None.

                  (b) The Registrant did not file any reports on Form 8-K during the three months ended September 30, 1996.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Main Street and Main Incorporated



Dated:  November 14, 1996      /s/ Joe W. Panter
                               -----------------
                               Joe W. Panter, President and
                               Chief Executive Officer



Dated:  November 14, 1996      /s/ Mark C. Walker
                               ------------------
                               Mark C. Walker, Chief Financial Officer,
                               Vice President Finance, Secretary and Treasurer
                                       13