Form 10-K405
period 1996-12-30
MAIN STREET & MAIN INC
filed 1997-04-14
CIK 847466

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 1996  Commission File Number: 33-27611-NY
                          -----------------                          -----------

                        MAIN STREET AND MAIN INCORPORATED
  -----------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

                DELAWARE                                     11-294-8370
----------------------------------------          ------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)

         5050 NORTH 40TH STREET                                 85018
       SUITE 200, PHOENIX, ARIZONA                ------------------------------
----------------------------------------                      (Zip Code)
(Address of principal executive offices)

                                 (602) 852-9000
               --------------------------------------------------
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

At March 31, 1997, there were outstanding 9,968,491 shares of the registrant's Common Stock, $.001 par value. The aggregate market value of Common Stock held by nonaffiliates of the registrant based on the sale trade price of the common stock as reported by the National Association of Securities Dealers, Inc. on March 31, 1997, was $12,928,125. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 5% beneficial owners are, in fact, affiliates of the registrant.

Documents incorporated by reference: None

                        MAIN STREET AND MAIN INCORPORATED
                           ANNUAL REPORT ON FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 30, 1996
                                TABLE OF CONTENTS
PART I                                                                     Page
  ITEM 1.        BUSINESS                                                     1
  ITEM 2.        PROPERTIES                                                  15
  ITEM 3.        LEGAL PROCEEDINGS                                           15
  ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         15

PART II
  ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED       16
                    STOCKHOLDER MATTERS
  ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA                        17
  ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           18
                    CONDITION AND RESULTS OF OPERATIONS
  ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 21
  ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON            21
                    ACCOUNTING AND FINANCIAL DISCLOSURE

PART III
  ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT          22
  ITEM 11.       EXECUTIVE COMPENSATION                                      24
  ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND         31
                    MANAGEMENT
  ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              32

PART IV
  ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON      33
                    FORM 8-K
SIGNATURES                                                                   37

                                     PART I

ITEM 1. BUSINESS

                                  Introduction

    The Company is the world's largest franchisee of T.G.I. Friday's restaurants, currently owning 38 and managing eight T.G.I. Friday's restaurants and possessing exclusive rights to develop additional T.G.I. Friday's restaurants in all or parts of eight western and midwestern states. T.G.I. Friday's restaurants are full-service, casual dining establishments featuring a wide selection of freshly prepared, popular foods and beverages served by well-trained, friendly employees in relaxed settings. The Company's restaurants generated an average of $2.9 million of annual revenue during fiscal 1996. Alcoholic beverage sales currently account for approximately 23.6% of revenue. The cost of a typical entree at the Company's restaurants currently ranges from $5.50 to $8.00 for lunch and $8.50 to $12.00 for dinner.

    The Company develops and operates its restaurants pursuant to specified standards established by TGI Friday's Inc. The Company believes that the uniform development and operating standards of TGI Friday's Inc. facilitate the efficiency of the Company's restaurants and afford the Company significant benefits, including the brand-name recognition and goodwill associated with T.G.I. Friday's restaurants. T.G.I. Friday's restaurants have been in operation for more than 30 years. As of March 31, 1997, TGI Friday's Inc. had 144 franchisor-operated and 263 franchised restaurants operating worldwide. System-wide sales exceeded $1.0 billion in 1996.

    Eighteen of the Company's current restaurants are located in California, five in Arizona, four in Washington, three in Nevada, two in each of Colorado and Oregon, and one in each of Kansas, Missouri, Nebraska, and New Mexico. The Company also manages five T.G.I. Friday's restaurants in California and three in Louisiana. Of the 38 currently owned restaurants, the Company acquired 24 and developed 14. The Company owns the exclusive rights to develop additional T.G.I. Friday's restaurants in territories encompassing most of the states of Arizona, Nevada, and New Mexico and the San Francisco, California, Kansas City, Kansas, Kansas City, Missouri, Omaha, Nebraska, and El Paso, Texas metropolitan areas. The Company also has the exclusive right, together with TGI Friday's Inc., to develop additional T.G.I. Friday's restaurants in the Los Angeles and San Diego metropolitan areas. The Company's development agreements with TGI Friday's Inc. require the Company to open two new T.G.I. Friday's restaurants by the end of 1997, six new restaurants in each of 1998 and 1999, seven new restaurants in each of 2000 and 2001, and eight new restaurants in 2002. Of the 36 restaurants to be developed, 25 are to be in California, six in Arizona, Nevada, or New Mexico, and five in Kansas City, Kansas, Kansas City, Missouri, or Omaha, Nebraska. The Company expects that cash flow from operations, together with financing commitments, will be sufficient to develop the additional eight restaurants that the development agreements require the Company to open by the end of 1998. See "Special Considerations--Requirements of Development Agreements."

    The Company's business has increased from the ownership and operation of four restaurants, which produced revenue of less than $7 million in fiscal 1990, to the ownership and operation of 38 restaurants with revenue of more than $122 million in fiscal 1996. The Company's operating results, however, have been adversely affected during the period by a shortage of capital, substantial indebtedness and debt service requirements, and the pursuit of various non-restaurant operations, including dairy, frozen-food distribution, and amusement businesses. As a result, the Company decided to concentrate on its restaurant business and disposed of or otherwise discontinued its non-restaurant operations.

    The Company's strategy is to (i) capitalize on the brand-name recognition and goodwill associated with T.G.I. Friday's restaurants; (ii) expand the Company's restaurant operations through the development of additional T.G.I. Friday's restaurants in its existing development territories and through the development of new restaurant concepts and the acquisition of restaurants operating under other restaurant concepts; (iii) dispose of restaurants that do not meet the Company's profit criteria or are located in specific markets that the Company does not believe provide sufficient opportunities for continued expansion; and (iv) increase its profitability by continuing to enhance the dining experience of its guests and improving operational efficiency.

    The Company commenced its restaurant operations in May 1990 with the acquisition of certain assets from TGI Friday's Inc. for approximately $2.6 million (the "1990 Acquisition"). The assets acquired included all of the interest of TGI Friday's Inc. in the leased premises, franchise rights, and operating assets relating to three existing T.G.I. Friday's restaurants in Arizona and one existing T.G.I. Friday's restaurant in Nevada as well as the exclusive right to develop additional T.G.I. Friday's restaurants in substantially all of Arizona, Nevada, and New Mexico and in the El Paso, Texas metropolitan area (the "Southwest Territory").

    In  June  1991,  the  Company   acquired  from  an  independent   party  for
approximately $1.7 million certain assets relating to the ownership and development of T.G.I. Friday's restaurants in Oregon and Washington (the "1991 Acquisition"). The assets included all of the seller's interest in the leased premises, franchise rights, and operating assets relating to two existing T.G.I. Friday's restaurants in Oregon and Washington as well as the exclusive right to develop additional T.G.I. Friday's restaurants in Oregon and Washington (the "Northwest Territory").

    In  June  1993,  the  Company   acquired  from  an  independent   party  for
approximately $7.6 million (the "June 1993 Acquisition") all of the seller's interest in the leased premises, franchise rights, and operating assets relating to four existing T.G.I. Friday's restaurants in Colorado, Kansas, Missouri, and Nebraska as well as the exclusive right to develop additional T.G.I. Friday's restaurants in Colorado (the "Colorado Territory") and the Kansas City, Kansas, Kansas City, Missouri, and Omaha, Nebraska metropolitan areas (the "Midwest Territory").

    In December 1993, the Company acquired all 20 T.G.I. Friday's restaurants owned by TGI Friday's Inc. in the state of California as well as the exclusive right to develop additional T.G.I. Friday's restaurants in all or part of California, Idaho, Montana, and Wyoming (the "Western Territory"). The purchase price for the acquisition (the "December 1993 Acquisition"), taking into account a March 31, 1994 refinancing, was approximately $43.6 million.

    In December 1993, as part of a strategic decision to concentrate on its restaurant business, the Company sold the stock of Main St. Food Company and Main St. Food Distribution Inc., which owned and operated Carnation Dairy Arizona ("Carnation Dairy") and Dairy Maid Foods, Inc. ("Dairy Maid").

    In December 1996, the Company entered into an agreement with CNL Growth Fund Advisors, Inc. ("CNL") to manage three restaurants owned by CNL in Louisiana.

    In January 1997, the Company sold five of its restaurants in the San Francisco metropolitan area to CNL for $10.6 million. The Company manages these restaurants for CNL for a management fee.

    In April 1997, the Company and TGI Friday's Inc. revised the development agreements between them. As a result of the revision, the obligations of the Company to develop new T.G.I. Friday's restaurants through the year 2002 has been reduced from 44 to 36; the Company released its exclusive rights to develop T.G.I. Friday's restaurants in Colorado, Idaho, Montana, Oregon, Washington, and Wyoming; and the Company and TGI Friday's Inc. will each develop restaurants in the San Diego and Los Angeles, metropolitan areas.

    In April 1997, the Company entered into a joint venture with Restaurant Development Group, Inc., ("the RDG Parties") for the development and operation of Redfish restaurants ("Redfish Restaurants"), a cajun seafood restaurant and bar concept developed by the RDG Parties. The Company and the RDG Parties formed Redfish America, a jointly owned limited liability company and entered into an agreement pursuant to which the RDG Parties contributed to Redfish America their ownership of the Chicago Redfish Restaurant, their leasehold rights to the Wheaton, Illinois premises and the Cincinnati, Ohio premises that will be developed into a Redfish Restaurants, and the rights to the Redfish name and concept and the Company contributed $500,000 and its leasehold rights to the Denver premises that will be developed into a Redfish Restaurant. In addition, the Company agreed to lend Redfish America up to $575,000 to complete the development of the Wheaton, Cincinnati, and Denver Redfish Restaurants. RDG will manage the Redfish Restaurants.

    The Company was incorporated in December 1988. The Company maintains its principal executive offices at 5050 North 40th Street, Suite 200, Phoenix, Arizona 85018, and its telephone number is (602) 852-9000. As used in this Report, the term "Company" refers to Main Street and Main Incorporated and its subsidiaries.

                                    Business

General

    The Company is the world's largest franchisee of T.G.I. Friday's restaurants, currently owning 38 and operating eight T.G.I. Friday's restaurants and possessing exclusive rights to develop additional restaurants in all or parts of eight western and midwestern states. The Company plans to develop additional T.G.I. Friday's restaurants in its existing development territories, in which it is required to open 36 additional restaurants by December 31, 2002.

TGI Friday's Inc.

    TGI Friday's Inc. is a wholly owned subsidiary of the Carlson Companies Inc., a diversified company with business interests in the restaurant and hospitality industries. The first T.G.I. Friday's restaurant was opened in 1965 in New York City. TGI Friday's Inc. has conducted a business since 1972 that is substantially similar to the business currently conducted by its franchisees. As of March 31, 1997, TGI Friday's Inc. had 144 franchisor-operated and 263 franchised restaurants operating worldwide. System- wide sales exceeded $1 billion in 1996. TGI Friday's Inc. currently owns approximately 2.6% of the Company's outstanding Common Stock. Holders of the Company's Common Stock do not have any financial interest in TGI Friday's Inc., and TGI Friday's Inc. has no responsibility for the contents of this Report.

Concept

    T.G.I. Friday's restaurants are full-service, casual dining establishments featuring a wide selection of high quality, freshly prepared popular foods and beverages, including a number of innovative and distinctive menu items. The restaurants feature quick, efficient, and friendly table service designed to minimize customer waiting time and facilitate table turnover. Service personnel are dressed in traditional red-and-white striped knit shirts and casual slacks and are encouraged to individualize their outfits with decorative pins and headwear, which enhance the T.G.I. Friday's theme and entertaining dining atmosphere. The Company's restaurants generally are open seven days a week between the hours of approximately 11:00 a.m. and 1:00 a.m. The Company believes that the design and operational consistency of all T.G.I. Friday's restaurants enable the Company to benefit significantly from the name recognition and goodwill associated with T.G.I. Friday's restaurants.

Menu

    The Company attempts to capitalize on the innovative and distinctive menu items that have been an important attribute of T.G.I. Friday's restaurants. The menu consists of more than 90 food items, including appetizers (such as mushrooms, jalape|Atno poppers, buffalo wings, stuffed potato skins, quesadillas, Thai chicken, fried onion rings, and pot stickers); a variety of soups, salads, sandwiches, wrappers, burgers, pizzadillas, and pasta; southwestern, oriental, and American specialty items; beef, seafood, and chicken entrees; a kids' menu; and desserts. Beverages include a full bar featuring wines, beers, classic and specialty cocktails and after dinner drinks, soft drinks, milk, milk shakes, malts, hot chocolate, coffee, tea, frozen fruit drinks known as Friday's Smoothies,(Trademark) and sparkling fruit juice combinations known as Friday's Flings.

    Menu prices range from $6 to $14 for beef, chicken, and seafood entrees; $6 to $9 for pizzasdillas, pasta, wrappers, and oriental and southwestern specialty items; $5 to $8 for salads, sandwiches, and burgers; and $3 to $7 for appetizers and soups. Restaurants offer a separate children's menu with food entrees ranging from $2 to $3. Alcoholic beverage sales currently account for approximately 23.6% of total revenue.

Restaurant Layout

    Each of the Company's restaurants is similar in terms of exterior and interior design. Each restaurant features a distinctive decor accented by red-and-white striped awnings, brass railings, stained glass, and eclectic memorabilia. Each restaurant has interior dining areas and bar seating.

    Most of the restaurants are located in free-standing buildings. The restaurants contain an average of 60 dining tables, seating an average of 210 guests, and a bar area seating an average of approximately 30 additional guests.

    The restaurants normally contain between 6,000 and 9,000 square feet of space and average approximately 7,500 square feet. Most of the Company's recently developed restaurants, however, contain 6,500 square feet of space.

Unit Economics

    The Company estimates that its total cost of opening a new T.G.I. Friday's restaurant currently ranges from $1,500,000 to $2,000,000, exclusive of annual operating expenses and assuming that the underlying real estate is obtained under a lease arrangement. These costs include approximately (i) $750,000 to $1,250,000 for building, improvements, and permits, including liquor licenses,
(ii) $550,000 for furniture, fixtures, and equipment, (iii) $150,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies, and (iv) $50,000 for the initial franchise fee. Actual costs, however, may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and employment markets. The Company's restaurants open for all of fiscal 1996 generated an average of approximately $2,911,000 in annual revenue.

Site Selection

    When evaluating whether and where to seek expansion of the Company's restaurant operations, the Company analyzes a restaurant's profit potential. The Company considers the location of a restaurant to be one of the most critical elements of the restaurant's long-term success. Accordingly, the Company expends significant time and effort in the investigation and evaluation of potential restaurant sites. In conducting the site selection process, the Company obtains and examines detailed demographic information (such as population characteristics, density, and household income levels), evaluates site characteristics (such as visibility, accessibility, and traffic volume), considers the restaurant's proximity to demand generators (such as shopping malls, lodging, and office complexes), and analyzes potential competition. Senior corporate management evaluates and approves each restaurant site prior to its acquisition. TGI Friday's Inc. provides site selection guidelines and criteria as well as site selection counseling and assistance. The selection of a restaurant site by the Company requires the consent of TGI Friday's Inc.

Expansion of Operations

    Since 1990, the Company has acquired 30 existing T.G.I. Friday's restaurants as well as the exclusive rights to develop restaurants in specified territories. The acquisitions include 20 restaurants in California, three in Arizona, and one in each of Colorado, Kansas, Missouri, Nebraska, Nevada, Oregon, and Washington. The Company subsequently sold five of the restaurants it acquired in California. The Company also has developed 13 new T.G.I. Friday's restaurants. These include four in California, three in Washington, two in each of Arizona and Nevada, and one in each of Colorado and New Mexico. See "Business -- Current Restaurants." In addition, the Company has developed one Friday's Front Row Sports Grill in Portland, Oregon. See "Business -- Other Activities."

    The Company plans to expand its restaurant operations through the development of additional restaurants in the Company's existing development territories, which consist of all or part of eight western and midwestern states. The Company plans to open three additional restaurants by the end of 1997 and to meet or exceed its development requirements thereafter. The Company has sites for new T.G.I. Friday's restaurants in each of Phoenix, Arizona, El Paso, Texas, and San Francisco, California. The Company currently is considering other sites for additional restaurants, but has not entered into leases or purchase agreements for any such sites. These restaurants will be owned by a third party with the Company operating the restaurants and deriving a management fee.

    As part of its long-term plan, the Company may also evaluate opportunities for the acquisition of additional T.G.I. Friday's restaurants and development rights to additional territories as well as the development and acquisition of new restaurant concepts. The Company evaluates such opportunities based on numerous factors, including location, operating history, future potential, acquisition price, and the terms and availability of financing of such existing restaurants or additional development rights.

    The timing and success of the Company's expansion will depend on a number of factors. See "Business -- Special Considerations."

Current Restaurants

    The following table sets forth certain information relating to each of restaurants owned or managed by the Company as of March 31, 1997.

                                                                                    Owned or
                                              Square    Seating    In Operation  Managed by the
    Location                                  Footage   Capacity      Since      Company Since
-------------------------------------------- --------- ---------- -------------- --------------
Acquired Restaurants (Owned)
  Phoenix, Arizona ........................    9,396     298          1985           1990
  Mesa, Arizona ............................   9,396     298          1985           1990
  Tucson, Arizona ..........................   7,798     290          1982           1990
  Las Vegas, Nevada ........................   9,194     298          1982           1990
  Tigard, Oregon ...........................   9,172     298          1979           1991
  Kirkland, Washington .....................   8,488     298          1983           1991
  Aurora, Colorado .........................   7,800     260          1983           1993
  Kansas City, Missouri ....................   8,500     270          1983           1993
  Omaha, Nebraska ..........................   6,750     220          1992           1993
  Overland Park, Kansas ....................   6,000     220          1992           1993
  San Diego, California ....................   8,002     234          1979           1993
  Costa Mesa, California ...................   8,345     232          1980           1993
  Woodland Hills, California ...............   8,358     283          1980           1993
  Valencia, California .....................   6,500     232          1993           1993
  Torrance, California .....................   8,923     237          1982           1993
  La Jolla, California .....................   9,396     225          1984           1993
  Palm Desert, California ..................   9,194     235          1983           1993
  West Covina, California ..................   9,396     232          1984           1993
  North Orange, California .................   9,194     213          1983           1993
  Ontario, California ......................   5,700     190          1993           1993
  Laguna Niguel, California ................   6,730     205          1990           1993
  San Bernardino, California ...............   9,396     236          1986           1993
  Brea, California .........................   6,500     195          1991           1993
  Riverside, California ....................   6,500     172          1991           1993

Developed Resaurants (Owned)
  Scottsdale, Arizona .....................    8,507     281          1991           1991
  Glendale, Arizona ........................   5,200     230          1993           1993
  Vancouver, Washington ....................   6,000     250          1993           1993
  Albuquerque, New Mexico ..................   5,975     270          1993           1993
  Tacoma, Washington .......................   5,975     260          1993           1993
  Seattle, Washington ......................   5,591     220          1994           1994
  Reno, Nevada .............................   6,500     263          1994           1994
  Oxnard, California .......................   6,500     252          1994           1994
  Carmel Mountain, California ..............   6,500     252          1995           1995
  Colorado Springs, Colorado ...............   6,500     263          1995           1995
  Rancho Santa Margarita, California  ......   6,548     252          1995           1995
  Portland, Oregon (Front Row Sports Grill)   13,080     320          1996           1996
  Cerritos, California .....................   6,250     223          1996           1996
  Las Vegas, Nevada ........................   6,700     251          1997           1997

Managed
  San Bruno, California ...................    8,345     200          1980           1993
  San Francisco, California ................   4,748     161          1989           1993
  San Jose, California .....................   8,002     228          1977           1993
  San Mateo, California ....................   9,396     252          1984           1993
  San Ramon, California ....................   6,000     182          1990           1993
  Lafayette, Louisana ......................   6,800     277          1993           1996
  Metarie, Louisiana .......................   9,000     290          1978           1996
  New Orleans, Louisiana ...................   7,100     258          1994           1996

    The average size of the Company's acquired restaurants is approximately 8,000 square feet, and the average size of the Company's developed T.G.I. Friday's restaurants is approximately 6,300 square feet.

Restaurant Operations

The T.G.I. Friday's System

    T.G.I. Friday's restaurants are developed and operated pursuant to a specified system (the "T.G.I. Friday's System" or the "System"). TGI Friday's Inc. maintains detailed standards, specifications, procedures, and operating policies to facilitate the success and consistency of all T.G.I. Friday's restaurants. To ensure that the highest degree of quality and service is maintained, each franchisee of TGI Friday's Inc. (including the Company) must operate each T.G.I. Friday's restaurant in strict conformity with these methods, standards, and specifications.

    The Company believes the support as well as the standards, specifications, and operating procedures of TGI Friday's Inc. are important elements in its restaurant operations. The Company's policy is to execute these specifications, procedures, and policies to the highest level of the standards of TGI Friday's Inc.

    The T.G.I. Friday's System includes distinctive exterior and interior design, decor, color scheme, and furnishings; uniform specifications and procedures for operations; standardized menus featuring special recipes and menu items; procedures for inventory and management control; formal training and assistance programs; and advertising and promotional programs. The T.G.I. Friday's System also includes requirements for quality and uniformity of products and services offered; the purchase or lease and use of equipment, fixtures, furnishings, signs, inventory, recorded music, ingredients, and other products and materials required for the development and operation of restaurants conforming with the standards and specifications of TGI Friday's Inc. from approved suppliers; and standards for the maintenance, improvement, and modernization of restaurants, equipment, furnishings, and decor. TGI Friday's Inc. has committed to its franchisees to continue to improve and further develop the T.G.I. Friday's System and to provide such new information and techniques to the franchisees by means of the Confidential Franchise Operating manuals. The T.G.I. Friday's System is identified by means of certain trade names, service marks, trademarks, logos, and emblems, including the marks T.G.I. Friday's(R) and Friday's(R).

    Once a restaurant is integrated into the Company's operations, the Company provides a variety of corporate services to assure the proper execution of the T.G.I. Friday's System and the operational success of the restaurant. The Company's executive management continually monitors restaurant operations;
maintains management controls; inspects individual restaurants to assure the quality of products and services and the maintenance of facilities; develops employee programs for efficient staffing, motivation, compensation, and career advancement; institutes procedures to enhance efficiency and reduce costs; and provides centralized support systems.

    The Company also maintains quality assurance procedures designed to assure compliance with the high quality of products and services mandated by the Company and TGI Friday's Inc. The Company responds to and investigates inquiries and complaints, initiates on-site resolution of deficiencies, and consults with each restaurant's staff to assure that proper action is taken to correct any deficiency. Company personnel make unannounced visits to restaurants to evaluate the facilities, products, and services. The Company believes that its quality review program and executive oversight enhance restaurant operations, reduce operating costs, improve customer satisfaction, and facilitate the highest level of compliance with the T.G.I. Friday's System.

Restaurant Management

    The Company's regional and restaurant management personnel are responsible for complying with the operational standards of the Company and TGI Friday's Inc. The Company's five regional managers are responsible for between six and ten of the Company's restaurants within their region and report to one of the Company's two Directors of Operations who in turn report to the Company's Vice President of Operations. Restaurant managers are responsible for day-to-day restaurant operations, including customer relations, food preparation and service, cost control, restaurant maintenance, and personnel relations. The Company typically staffs its restaurants with an on-site general manager, one or two assistant managers, a kitchen manager, and approximately 90 hourly employees.

Recruitment and Training

    The Company attempts to hire employees who are committed to the standards maintained by the Company and TGI Friday's Inc. The Company also believes that its high unit sales volume, the image and atmosphere of the T.G.I. Friday's restaurant concept, and its career advancement and employee benefit programs enable it to attract high quality management and restaurant personnel and to enjoy a low level of employee turnover relative to the industry.

    The Company emphasizes participation in continuing training programs maintained by TGI Friday's Inc. and supplements those programs through the employment of personnel devoted solely to employee training. Each restaurant general and assistant manager completes a formal training program conducted by the Company and TGI Friday's Inc., receiving between 10 and 15 weeks of training depending on the prior experience and ability of the trainee. The training covers all aspects of management philosophy and overall restaurant operations, including supervisory skills, operating standards, accounting procedures, employee selection and training, and the performance of all positions necessary for restaurant operations.

    Management believes that the Company's incentive, motivation, and training programs enhance employee performance, result in better customer service, and increase restaurant efficiency. The Company has implemented incentive programs that reward restaurant managers when the restaurant's operating results surpass designated goals and a reward and recognition program for outstanding achievements by employees.

Maintenance and Improvement of Restaurants

    The Company maintains its restaurants and all associated fixtures, furnishings, and equipment in conformity with the T.G.I. Friday's System. The Company also makes necessary additions, alterations, repairs, and replacements to its restaurants as required by TGI Friday's Inc., including periodic repainting or replacement of obsolete signs, furnishings, equipment, and decor. The Company may be required, subject to certain limitations, to modernize its restaurants to the then-current standards and specifications of TGI Friday's Inc.

Management Information Systems

    The Company has devoted considerable resources to develop and implement management information systems that complement proprietary systems developed and maintained by TGI Friday's Inc. Inventory control and transaction processing are effected by means of a computerized sales system, which is integrated into data processing systems the Company utilizes for financial and management control, centralized accounting, and management information systems.

    The Company uses five to six touchscreen computer registers located conveniently throughout each of its restaurants. Servers enter guest orders by touching the appropriate sections of the register's computer screen, which transfers the information electronically to the kitchen and bar for preparation. These registers also are connected to a personal computer in the Company's restaurant and to the Company's corporate information system via modem. Management receives detailed comparative reports on each restaurant's sales and expense performance daily, weekly, and monthly.

    The Company believes that its management information systems enable it to increase the speed and accuracy of order taking and pricing, to better assess guest preferences, to efficiently schedule labor to better serve guests, to quickly and accurately monitor food and labor costs, to promptly access financial and operating data, and to improve the accuracy and efficiency of store-level information and reporting.

Equipment, Food Products, and Other Supplies

    The Company leases or purchases all fixtures, furnishings, equipment, signs, recorded music, food products, supplies, inventory, and other products and materials required for the development and operation of its T.G.I. Friday's restaurants from suppliers approved by TGI Friday's Inc. In order to be approved  as  a  supplier,  a  prospective  supplier  must  demonstrate  to  the reasonable satisfaction of TGI Friday's Inc. its ability to meet the then-current standards and specifications of TGI Friday's Inc. for such items, possess adequate quality controls, and have the capacity to provide supplies promptly and reliably. The Company is not required to purchase supplies from any specified suppliers, but the purchase or lease of any items from an unapproved supplier requires the prior approval of TGI Friday's Inc.

    TGI Friday's Inc. maintains a list of approved suppliers and a set of the T.G.I. Friday's System standards and specifications. TGI Friday's Inc. receives no commissions on direct sales to its franchisees, but may receive rebates and promotional discounts from manufacturers and suppliers, which are generally passed on proportionately to the Company. TGI Friday's Inc. is an approved supplier of various kitchen equipment and store fixtures, decorative memorabilia, and various paper goods, such as menus and in-store advertising materials and items. However, the Company is not required to purchase such items from TGI Friday's Inc. If the Company elects to purchase such items from TGI Friday's Inc., TGI Friday's Inc. derives revenue as a result of such purchases.

    Although not required to do so, the Company purchases from a single national food supplier, utilized by TGI Friday's Inc. and many of its other franchisees, most of the Company's key food products (with the exception of produce, dairy products, and bread, which it purchases from approved local suppliers) as well as many of its other restaurant supplies. This supplier is not affiliated with the Company or TGI Friday's Inc. The Company does not have a supply agreement or other contractual arrangement with the supplier and effects purchases through purchase orders.

    The Company's restaurants utilize a simple bar code system for daily ordering of their primary food and merchandise items. Orders are sent electronically to the supplier. The supplier guarantees 100% product delivery overnight or same day deliveries and has comprehensive warehouse/delivery outlets servicing each of the Company's markets.

    The Company believes that its purchases from the supplier enable the Company to maintain a high level of quality consistent with T.G.I. Friday's restaurants, to realize convenience and dependability in the receipt of its supplies, to avoid the costs of maintaining a large purchasing department, large inventories, and product warehouses, and to attain cost advantages as the result of volume purchases. The Company believes, however, that all essential products are available from other national suppliers as well as from local suppliers in the cities in which the Company's restaurants are located in the event the Company determines to purchase its supplies from other suppliers.

Advertising and Marketing

    The Company participates in the national marketing and advertising programs conducted by TGI Friday's Inc. See "Business -- Franchise Agreements." The programs primarily utilize network television and national publications and feature new menu innovations and various promotion programs. In addition, the Company from time to time supplements the marketing and advertising programs conducted by TGI Friday's Inc. through local radio, newspaper, and magazine advertising media and sponsorship of community events. During October 1995, in conjunction with TGI Friday's Inc., the Company introduced a frequent diner program that includes awards of food, merchandise and travel to frequent diners based upon points accumulated through purchases.

    As a franchisee of TGI Friday's Inc., the Company is able to utilize the trade names, service marks, trademarks, emblems, and indicia of origin of TGI Friday's Inc., including the marks T.G.I. Friday's and Friday's. The Company advertises in various media utilizing these marks to attract new customers to its restaurants.

Development Agreements

    The Company is a party to three development agreements with TGI Friday's Inc. Each development agreement grants the Company the exclusive right to develop additional T.G.I. Friday's restaurants in a specified territory and obligates the Company to develop additional T.G.I. Friday's restaurants in that territory in accordance with a specified development schedule.

    The following table sets forth information regarding the Company's minimum requirements to open new T.G.I. Friday's restaurants under its current development agreements as well as the number of existing restaurants in each of the Company's development territories.

                                 Los              San            San
                               Angles            Diego        Francisco      Southwest       Midwest
Year                       Territory(1)(2)  Territory(1)(2)  Territory(2)   Territory(3)   Territory(4)  Total
----                       ---------------  ---------------  ------------   ------------   ------------  -----
1997 .....................         -               -                1              1              -         2
1998 .....................         2               1                1              1              1         6
1999 .....................         2               1                1              1              1         6
2000 .....................         3               1                1              1              1         7
2001 .....................         3               1                1              1              1         7
2002 .....................         4               1                1              1              1         8
                                  --              --               --             --             --        --
                                  14               5                6              6              5        36
Existing Restaurants  ....        15               3               -- (5)          9              3        30 (6)

--------------
(1) TGI Friday's Inc. also will develop restaurants in this region.
(2) The Los Angeles, San Diego, and San Francisco Territories are covered by one development Agreement.
(3) Includes the states of Arizona, Nevada, and New Mexico and the El Paso, Texas metropolitan area.
(4) Includes metropolitan Kansas City, Kansas, Kansas City, Missouri, and Omaha, Nebraska.
(5) Does not include five restaurants managed in the San Francisco Territory.
(6) Does not include eight restaurants in the states of Colorado, Oregon, or Washington, where the Company will no longer be developing restaurants.

    Each development agreement gives TGI Friday's Inc. certain remedies in the event that the Company fails to comply in a timely manner with its schedule for restaurant development, if the Company otherwise defaults under the development agreement or any franchise agreement relating to a restaurant within that development territory as described below, or if the Company's officers or directors breach the confidentiality or noncompete provisions of the development agreement. The remedies available to TGI Friday's Inc. include (i) the termination of the Company's exclusive right to develop restaurants in the related territory; (ii) a reduction in the number of restaurants the Company may develop in the related territory; (iii) the termination of the development agreement; and (iv) an acceleration of the schedule for development of restaurants in the related territory pursuant to the development agreement.

    At the request of the Company, TGI Friday's Inc. from time to time has agreed to amend the development agreements with respect to certain development territories to extend the time by which the Company was required to develop new restaurants in such territories. The Company requested such amendments to the development agreements as the result of its inability to secure sites that it believed to be attractive on favorable terms and conditions. In addition, TGI Friday's Inc. amended the Company's development schedule in mid-1995 to coincide with the receipt of additional capital provided by the Company's public offering and in April 1997 to reduce the number of restaurants the Company is required to develop from 44 to 36. There can be no assurance that TGI Friday's Inc. will extend the development schedule in the future in the event the Company experiences any difficulty in satisfying the schedule for any reason.

Franchise Agreements

   The Company enters into a separate franchise agreement with respect to each T.G.I. Friday's restaurant that it develops pursuant to a development agreement. Each franchise agreement grants the Company an exclusive license to operate a T.G.I. Friday's restaurant within a designated geographic area (generally a three-mile limit from each restaurant) and obligates the Company to operate such restaurant in accordance with the requirements and specifications established by TGI Friday's Inc. relating to the preparation of food products and quality of service as well as general operating procedures, advertising, maintenance of records, and protection of trademarks. The franchise agreements restrict the ability of the Company to transfer its interest in its T.G.I. Friday's restaurants without the consent of TGI Friday's Inc.

    Each franchise agreement requires the Company to pay to TGI Friday's Inc. an initial franchise fee, generally in the amount of $50,000. In addition, the Company is obligated to pay TGI Friday's Inc. a royalty in the amount of 4% of the gross revenue as defined in the franchise agreement for each restaurant. Royalty payments under these agreements totaled $4,419,000, $4,800,000, and $4,850,000 during fiscal 1994, 1995, and 1996, respectively. Each franchise agreement also requires the Company to spend at least 2% of gross sales as defined in the franchise agreement on local marketing and to contribute up to 4% of gross sales to a national marketing pool that is administered by TGI Friday's Inc. During fiscal 1996, however, TGI Friday's Inc. generally required the Company as well as all other franchisees to contribute up to 1.7% of gross sales to the national marketing pool. Marketing expenses totaled $1,788,000, $2,360,000, and $1,554,000 during fiscal 1994, 1995, and 1996, respectively. All funds contributed in excess of 2% of gross sales to the national advertising fund may be credited against the local advertising requirement.

    A default under any franchise agreement will not constitute a default under any other franchise agreement. A default under the franchise agreement for a restaurant in a development territory may constitute a default under the development agreement for that development territory.

Other Activities

    In May 1991, the Company entered into a five-year management assistance agreement with Asian- Star Co., Ltd. ("AsianStar"), a Korean company, to provide management services and expertise relative to the development and operation of T.G.I. Friday's restaurants in the Republic of Korea. AsianStar is a party to an exclusive development agreement with TGI Friday's Inc. to develop T.G.I. Friday's restaurants in the Republic of Korea. The management assistance agreement provided for the Company to receive a fee of 3% of the net revenue of the first two restaurants developed in the Republic of Korea, which has been recorded as a receivable. In 1996, the Company finalized an agreement with AsianStar to exchange the receivable generated by the fee for an ownership interest in AsianStar. AsianStar currently owns and operates nine T.G.I.
Friday's restaurants in Seoul, Korea. J.Y. Lee, a former director of the Company, is the Chairman of AsianStar. See Note 2 to the Notes to Consolidated Financial Statements.

    The Front Row Sports Grill is a new concept created by TGI Friday's Inc. The Front Row Sports Grill offers an upscale sports grill atmosphere with billiards, video games, virtual reality games, food, and more than 100 varieties of beer. The Company opened its first Front Row Sports Grill in February 1996. This Front Row Sports Grill is located in the heart of Portland's new $205 million Centre Court complex, which includes the 19,200 seat Rose Garden Arena, the 12,600 seat Memorial Coliseum, and a 60,000 square-foot office and retail site. See Note 2 to the Notes to Consolidated Financial Statements. This concept has not performed up to expectations, and the Company is currently reviewing various alternatives with respect to the Front Row Sports Grill.

Government Regulation

    Each of the Company's restaurants is subject to licensing and regulation by state and local departments and bureaus of alcohol control, health, sanitation, and fire and to periodic review by the state and municipal authorities for areas in which the restaurants are located. In addition, the Company is subject to local land use, zoning, building, planning, and traffic ordinances and regulations in the selection and acquisition of suitable sites for constructing new restaurants. Delays in obtaining, or denials of, or revocation or temporary suspension of, necessary licenses or approvals could have a material adverse impact upon the Company's development of restaurants. The Company also is subject to regulation under the Fair Labor Standards Act, which governs such matters as working conditions and minimum wages. An increase in the minimum wage rate or changes in tip-credit provisions, employee benefit costs (including costs associated with mandated health insurance coverage) or other costs associated with employees could adversely affect the Company. In addition, the Company is subject to the Americans with Disabilities Act of 1990 that among other things, may require certain installations in new restaurants or renovations to existing restaurants to meet federally mandated requirements. To the Company's knowledge, the Company is in compliance in all material respects with all applicable federal, state, and local laws affecting its business.

Competition

    The restaurant business is highly competitive with respect to price, service, and food type and quality. In addition, restaurants compete for the availability of restaurant personnel and managers. The Company's restaurants compete with a large number of other restaurants, including national and regional restaurant chains and franchised restaurant systems, many of which have greater financial resources, more experience, and longer operating histories than the Company, as well as with locally owned, independent restaurants.

    The Company's casual dining business also competes with various types of food businesses, as well as other businesses, for restaurant locations. The Company believes that site selection is one of the most crucial decisions required in connection with the development of restaurants. As the result of the presence of competing restaurants in the Company's development territories, management devotes great attention to obtaining what it believes will be premium locations for new restaurants, although no assurances can be given that the Company will be successful in this regard.

Employees

    The Company employs approximately 1,800 persons on a full-time basis, of whom 50 are corporate management and staff personnel and 1,750 are restaurant personnel. The Company also employs approximately 2,360 part-time employees. Except for corporate and management personnel, employees generally are paid on an hourly basis. The Company employs at each of its restaurants an average of approximately 90 full-time and part-time hourly employees. None of the Company's employees are covered by a collective bargaining agreement with the Company. The Company never has experienced a major work stoppage, strike, or labor dispute. The Company considers its relations with its employees to be good.

                             Special Considerations

Dependence on TGI Friday's Inc.

    The Company's success depends in part on the continued vitality of the T.G.I. Friday's restaurant concept and on the ability of TGI Friday's Inc. to identify and react to new trends in the restaurant industry (including the development of innovative and popular menu items) and to develop and pursue appropriate marketing strategies in order to maintain and enhance the name recognition, reputation, and market perception of T.G.I. Friday's restaurants. The Company believes that the experience, reputation, financial strength, and franchisee support of TGI Friday's Inc. are positive factors in the Company's prospects. Any business reversals that may be encountered by TGI Friday's Inc. or its inability or failure to support its franchisees, including the Company, could have a material adverse effect on the Company. However, the future results of the operations of the Company's restaurants will not necessarily reflect the results achieved by TGI Friday's Inc. or its other franchisees, but also will depend upon such factors as the effectiveness of the Company's management, the locations of the Company's restaurants, and the operating results of those restaurants. See "Business -- TGI Friday's Inc."

Requirements of Franchise Agreements

    The franchise agreement between TGI Friday's Inc. and the Company with respect to each T.G.I. Friday's restaurant owned by the Company generally requires the Company to pay an initial franchise fee of $50,000 and royalties of 4% of the restaurant's gross sales and to spend up to 4% of the restaurant's gross sales on advertising, which may include contributions to a national marketing pool administered by TGI Friday's Inc. During fiscal 1996, TGI Friday's Inc. generally required the Company and its other franchisees to contribute up to 1.7% of gross sales to the national marketing pool. Such amounts must be paid or expended regardless of the profitability of the Company's restaurants. In addition, the Company's franchise agreements with TGI Friday's Inc. require the Company to operate its T.G.I. Friday's restaurants in accordance with the requirements and specifications established by TGI Friday's Inc. relating to the exterior and interior design, decor, and furnishings of restaurants, menu selection, the preparation of food products, and quality of service as well as general operating procedures, advertising, maintenance of records, and protection of trademarks. The failure of the Company to satisfy such requirements could result in the loss of the Company's franchise rights for some or all of its T.G.I. Friday's restaurants as well as its development rights for additional restaurants. See "Business -- Development Agreements" and "Business -- Franchise Agreements."

Requirements of Development Agreements

    The Company's development agreements with TGI Friday's Inc. require the Company to open at least 36 additional T.G.I. Friday's restaurants by December 31, 2002, including two restaurants by December 31, 1997. Of the restaurants to be developed, 14 are to be developed in the Los Angeles Territory, six in the San Francisco Territory, six in the Southwest Territory, five in the San Diego Territory, and five in the Midwest Territory. The acquisition of restaurants does not constitute the opening of new restaurants under the development agreements. See "Business -- Development Agreements" and "Business -- Franchise Agreements."

    There can be no assurance that the Company will be able to secure sufficient restaurant sites that it deems to be suitable or to develop restaurants on such sites on terms and conditions it considers favorable in order to satisfy the requirements of the development agreements. The development agreements give TGI Friday's Inc. certain remedies in the event the Company fails to comply with the development schedule in a timely manner or there is a breach of the confidentiality or noncompete provisions of the development agreements. These remedies include, under certain circumstances, the right to reduce the number of restaurants the Company may develop in the related development territory or to terminate the Company's exclusive right to develop restaurants in the related development territory.

    At the request of the Company, TGI Friday's Inc. from time to time has agreed to amend the development schedules with respect to certain development territories to extend the time by which the Company was required to develop new T.G.I. Friday's restaurants in such development territories. The Company requested such amendments to the development schedules as a result of its inability to secure sites that it believed to be attractive on favorable terms and conditions. TGI Friday's Inc. amended the Company's development schedule in mid-1995 to coincide with the receipt of additional capital to be provided by the Company's public offering that was completed in October 1995 and in April 1997 to reduce the number of restaurants the Company is required to develop from 44 to 36. There can be no assurance that TGI Friday's Inc. will extend the development schedule in the future in the event that the Company experiences any difficulty in satisfying the schedule for any reason, including a shortage of capital. See "Business -- Development Agreements" and "Business -- Franchise Agreements."

Expansion of Operations

    The opening of new restaurants will depend on the Company's ability to locate suitable sites in terms of favorable population characteristics, density and household income levels, visibility, accessibility and traffic volume, proximity to demand generators (including shopping malls, lodging, and office complexes) and potential competition; to obtain financing for construction, tenant improvements, furniture, fixtures, equipment, and other expenditures; to negotiate acceptable leases or terms of purchase; to secure zoning, environmental, health and similar regulatory approvals and liquor licenses; to recruit and train qualified personnel; and to manage successfully the rate of expansion and expanded operations. The opening of new restaurants also may be affected by increased construction costs and delays resulting from governmental regulatory approvals, strikes or work stoppages, adverse weather conditions, and various acts of God. Newly opened restaurants may operate at a loss for a period following their opening. The length of this period will depend upon a number of factors, including the time of year the restaurant is opened, sales volume, and operating costs. The acquisition of existing restaurants will depend upon the Company's ability to identify and purchase restaurants that meet its criteria on satisfactory terms and conditions. There can be no assurance that the Company will be successful in achieving its expansion goals through the development or acquisition of additional restaurants or that any additional restaurants that are developed or acquired will be profitable. In addition, the opening of additional restaurants in an existing market may have the effect of drawing customers from and reducing the sales volume of existing restaurants. See "Business -- Expansion of Operations."

Need for Additional Capital
    The development of new restaurants requires funds for construction, tenant improvements, furniture, fixtures, equipment, training of employees, permits, initial franchise fees, and additional expenditures. See "Business -- Unit Economics." The Company expects that cash flow from operations together with financing commitments, will be sufficient to develop the eight restaurants that the development agreements require the Company to open by the end of 1998. In addition, the Company will require funds to develop the additional restaurants that its development agreements require it to open after 1998 and to pursue any additional restaurant development or restaurant acquisition opportunities. In the future, the Company may seek additional equity or debt financing to provide funds to develop or acquire additional restaurants. There can be no assurance that such financing will be available or will be available on satisfactory terms. If such financing is not available on satisfactory terms, the Company may be unable to satisfy its obligations under its development agreements with TGI Friday's Inc. or otherwise expand its restaurant operations. See "Special Considerations -- Requirements of Development Agreements" and "Business -- Expansion of Operations." While debt financing enables the Company to add more restaurants than it otherwise would be able to do, expenses are increased by such financing and such financing must be repaid by the Company regardless of the Company's operating results. Future equity financings could result in dilution to stockholders.

Significant Borrowings

    In connection with its growth strategy, which has focused on restaurant acquisitions and internal restaurant development, the Company has incurred significant indebtedness with relatively short-term repayment schedules. See "Business -- Expansion of Operations" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations." The Company had approximately $36.3 million in indebtedness as of December 30, 1996. Subsequent to December 30, 1996, $8.0 million of debt was repaid with proceeds from the sale of five restaurants in northern California and an additional $20.3 million was repaid with proceeds from new borrowings in the amount of $21.3 million, which have a longer repayment period. After giving affect to the new borrowings and repayments, the Company has indebtedness of $29.3 million, of which approximately $2.5 million will be due in 1997, $1.5 million will be due in 1998, $1.5 million will be due in 1999, and $23.8 million will be due thereafter. The Company's borrowings will result in interest expense of approximately $2.6 million in 1997 and $2.5 million in 1998, based on currently prevailing interest rates and assuming the outstanding indebtedness is paid in accordance with the existing payment schedules without any prepayments or additional borrowings. Such interest payments must be made regardless of the Company's operating results. Currently, 26 of the Company's restaurants are pledged to secure obligations.

Certain Factors Affecting the Restaurant Business

    The ownership and operation of restaurants may be affected by adverse changes in national, regional, or local economic or market conditions; increased costs of labor (including those which may result from any increases in applicable minimum wage requirements); increased costs of food products; management problems; increases in the number and density of competitors; limited alternative uses for properties and equipment; changing consumer tastes, habits, and spending priorities; the cost and availability of insurance coverage; uninsured losses; changing demographics; changes in government regulation; changing traffic patterns; weather conditions; and other factors. The Company may be the subject of litigation based on discrimination, personal injury, or other claims, including claims that may be based upon legislation that imposes liability on restaurants or their employees for injuries or damages caused by the negligent service of alcoholic beverages to an intoxicated person or to a minor. A multi-unit restaurant operator such as the Company can be adversely affected by publicity resulting from food quality, illness, injury, or other health concerns or operating issues resulting from one restaurant or a limited number of restaurants operated under the same name, including those not owned by the operator. None of these factors can be predicted with any degree of certainty, and any one or more of these factors could have a material adverse effect on the Company.

Competition

    The restaurant business is highly competitive with respect to price, service, and food type and quality. In addition, restaurants compete for attractive restaurant sites and the availability of restaurant personnel and managers. The Company's restaurants compete with a large number of other restaurants, including national and regional restaurant chains and franchised restaurant systems, many of which have greater financial resources, more experience, and longer operating histories than the Company, as well as with locally owned, independent restaurants. See "Business -- Competition."

Dependence on Management

    The Company's future development and operations will be substantially dependent on the efforts and expertise of Bart A. Brown, Jr. and Gerald T. Bisceglia. The Company currently has employment agreements with Mr. Brown and Mr. Bisceglia, which expire on December 31, 1998 and October 29, 1999, respectively. The Company does not maintain any life insurance on Mr. Brown or Mr. Bisceglia. The loss of the services of Mr. Brown or Mr. Bisceglia could adversely affect the Company's business and prospects. See "Management."

Government Regulation

    The Company is subject to various federal, state, and local laws affecting its business. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic, and other regulations of state and local governmental agencies. City ordinances or other regulations, or the application of such ordinances or regulations, could impair the Company's ability to construct or acquire restaurants in desired locations and could result in costly delays. In addition, the operation of restaurants is subject to licensing and regulation by state and local departments relating to health, sanitation and safety standards, and fire codes; federal and state labor laws (including applicable minimum wage requirements, tip credit provisions, overtime regulations, workers' compensation insurance rates, unemployment and other taxes, working and safety conditions, and citizenship requirements); zoning restrictions; and state and local licensing of the sale of alcoholic beverages. The delay or failure to obtain or maintain any licenses or permits necessary for operations could have a material adverse effect on the Company. An increase in the minimum wage rate, employee benefit costs (including costs associated with mandated health insurance coverage), or other costs associated with employees could adversely affect the Company. The Company also is subject to the Americans with Disabilities Act of 1990 that, among other things, may require certain installations in new restaurants or renovations to existing restaurants to meet federally mandated requirements.

    Sales of alcoholic beverages represent an important source of the revenue for each of the Company's restaurants. The temporary suspension or permanent loss or the inability to maintain a liquor license for any restaurant would have an adverse effect on the operations of that restaurant. The Company does not plan to open a restaurant in any location for which the Company believes it cannot obtain or maintain a liquor license.

Shares Eligible for Future Sale

    Approximately 2,776,311 shares of Common Stock currently outstanding are "restricted securities," as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Such shares may be sold only in compliance with Rule 144, pursuant to registration under the Securities Act, or pursuant to an exemption from registration. Generally, under Rule 144, each person holding restricted securities for a period of one year may sell, every three-month period, in ordinary brokerage transactions or to market makers an amount of shares equal to the greater of 1% of a company's then outstanding common stock or the average weekly trading volume for the four weeks prior to the proposed sale of such shares. Currently, most of the restricted shares are eligible for sale under Rule 144 or under a registration statement filed as a result of registration rights granted with respect to such shares. Sales of substantial amounts of Common Stock by stockholders of the Company under Rule

144, the registration statement, or otherwise, or even the potential for such sales, are likely to have a depressive effect on the market price of the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.

Rights to Acquire Shares

    As of December 30, 1996, 228,500 shares of Common Stock were reserved for issuance upon exercise of options that may be granted under the Company's 1990 and 1995 Stock Option Plans (the "Plans"). As of December 30, 1996, options to acquire a total of 346,500 shares were outstanding under the Plans at a weighted average exercise price of $3.63 per share. In addition, options to acquire a total of 1,250,000 shares of Common Stock were outstanding outside the Plans at a weighted average exercise price of $3.12 per share, and warrants to acquire 364,830 shares of Common Stock were outstanding at a weighted average exercise price of $12.71 per share. During the terms of such options and warrants, the holders thereof will have the opportunity to profit from an increase in the market price of the Company's Common Stock with resulting dilution to the interest of holders of its Common Stock. The existence of such stock options and warrants may adversely affect the terms on which the Company can obtain additional financing, and the holders of such options and warrants can be expected to exercise such options and warrants at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise of such options and warrants.

Possible Volatility of Stock Price

    Historically, the market price of the Company's Common Stock has been, and in the future could be, subject to wide fluctuation in response to quarterly variations in the operating results of the Company or other restaurant companies, changes in analysts' estimates of the Company's financial performance, changes in national and regional economic conditions, the financial markets, or the restaurant industry, natural disasters, or other developments affecting the Company or other restaurant companies. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons not necessarily related to the operating performance of those companies.

Cautionary Statement Regarding Forward-Looking Statements

    Certain Statements contained in this Report are forward-looking statements as defined in the Securities Act. By their nature, forward-looking statements include risks and uncertainties. Accordingly, actual results could differ, perhaps materially, from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed elsewhere under this Item 1, "Special Considerations."

ITEM 2. PROPERTIES

    In December 1993, the Company entered into a five-year lease for space to serve as its corporate offices. The Company believes that the leased space is adequate for its current and reasonably anticipated needs and that it will be able to secure adequate space upon the expiration of the lease. See "Certain Relationships and Related Transactions."

    The Company leases space for all its restaurants. The initial lease terms range from 10 to 20 years and contain renewal options for up to 20 years. The leases typically provide for a fixed rental plus percentage rental. See Note 8 to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, the Company is subject to routine contract, negligence, employment related, and other litigation in the ordinary course of business. The Company does not believe that it is subject to any pending litigation that will have material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                   PART II

ITEM 5. MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
        MATTERS

    The Company's Common Stock has been quoted on the Nasdaq National Market under the symbol "MAIN" since October 30, 1992. The following table sets forth the quarterly high and low sales prices of the Company's Common Stock for the periods indicated as reported by the Nasdaq Stock Market.

                                                  High       Low
                                                --------   -------
          1994
             First Quarter ...............       $22       $16 1/2
             Second Quarter ..............        19        14 1/2
             Third Quarter ...............        16 3/4    13
             Fourth Quarter ..............        14 3/4     9
          1995
             First Quarter ...............        13 1/4     9 1/2
             Second Quarter ..............        13         7 1/2
             Third Quarter ...............        11         4 1/16
             Fourth Quarter ..............         4 3/4     2 7/16
          1996
             First Quarter ...............         3 3/8     2 3/8
             Second Quarter ..............         4 3/8     2 1/4
             Third Quarter ...............         3 1/8     1 3/4
             Fourth Quarter ..............         2 7/8     1 3/8
          1997
             First Quarter ...............         2 9/16    1 9/16

    On March 31, 1997, there were 771 holders of record of the Company's Common Stock. On March 31, 1997, the closing sale price of the Common Stock on the Nasdaq National Market was $1 27/32 .

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth selected consolidated financial data for the Company for the periods indicated. The selected consolidated financial data for each of the five fiscal years in the period ending December 30, 1996 has been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent accountants. This data should be read in conjunction with, and are qualified by reference to, the Company's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                                           Fiscal Year Ended
                                                     ------------------------------------------------------------
                                                                In thousands, except per share amounts)
                                                     Dec. 31,     Dec. 31,     Dec. 31,     Dec. 31,     Dec. 31,
                                                       1992         1993         1994         1995         1996
                                                       ----         ----         ----         ----         ----
Statement of Operations Data:
Revenue .........................................    $ 21,796    $  30,510    $ 111,262    $ 119,508    $ 122,563
Restaurant operating expenses:
 Cost of sales ..................................       6,104        8,645       30,516       34,005       35,089
 Payroll and benefits ...........................       6,798        9,604       34,849       36,769       38,858
 Depreciation and amortization ..................         639        1,176        3,884        4,353        4,586
 Other operating expenses .......................       6,166        8,364       31,621       35,250       36,944
                                                     --------    ---------    ---------    ---------    ---------
  Total restaurant operating expenses ...........      19,707       27,789      100,870      110,377      115,477
                                                     --------    ---------    ---------    ---------    ---------

Income from restaurant operations ...............       2,089        2,721       10,392        9,131        7,086
 Depreciation and amortization ..................          50          313        1,014        1,331        1,450
 General and administrative expenses ............       1,789        3,339        4,191        4,410        4,388
 Asset impairments and restructuring ............
   charges.......................................        --           --           --           --         20,208
                                                     --------    ---------    ---------    ---------    ---------

Operating income (loss) .........................         250         (931)       5,187        3,390      (18,960)
 Interest expense, net ..........................         212          413        3,902        4,424        3,206
                                                     --------    ---------    ---------    ---------    ---------
Net income (loss) from continuing ...............
 operations before income taxes..................          38       (1,344)       1,285       (1,034)     (22,166)
Provision for income taxes ......................          16         --           --           --           --
                                                     --------    ---------    ---------    ---------    ---------
Net income (loss) from continuing ...............
 operations......................................          22       (1,344)       1,285       (1,034)     (22,166)

Net income (loss)(1) ............................    $    516    $  (2,943)   $   1,285    $  (1,034)   $ (22,166)

Net income (loss) per share:
 Net income (loss) from continuing ..............
 operations......................................    $   0.01    $   (0.42)   $    0.35    $   (0.22)   $   (2.73)

 Net income (loss)(1) ...........................    $   0.19    $   (0.93)   $    0.35    $   (0.22)   $   (2.73)

Weighted average shares outstanding .............       2,703        3,163        3,692        4,621        8,110

Balance Sheet Data:
 Working capital ................................    $    626    $  (2,452)   $ (10,905)   $  (7,848)   $  (1,343)
 Total assets ...................................      15,851       75,491       84,503       88,605       70,848
 Long-term debt, net of current portion .........       3,485       44,814       41,265       31,204       33,809
 Stockholders' equity ...........................      10,016       21,006       22,601       37,261       16,585

---------------
(1) Fiscal 1992 includes a $328,000, or $0.12 per share, credit related to the cumulative effect of change in accounting principle for income taxes and $166,000, or $0.06 per share, of net income related to discontinued operations. Fiscal 1993 includes $1,599,000, or $0.51 per share, of net loss related to discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    The Company commenced its restaurant operations in May 1990 with the acquisition of four restaurants in the Southwest Territory. During the past six years, the Company has acquired an additional 26 restaurants and development rights in three separate transactions. In addition to its 30 acquired restaurants, the Company has developed 14 new restaurants.

    The Company's operating results have been adversely affected during this period by a shortage of capital, substantial indebtedness and debt service requirements, and the pursuit of various non- restaurant operations, including dairy, frozen-food distribution, and amusement businesses.

    During 1996, the Company had a change in management and implemented a long-term business strategy to enhance its financial position, to place more emphasis on its casual dining business in certain designated areas, to dispose of underperforming assets, and to pursue new restaurant concepts.

    The first step was to strengthen the Company's financial position. This was accomplished by the sale of 1,566,666 shares of Common Stock for $3,000,000 through a private placement transaction, the sale of five restaurants in northern California for $10,575,000, of which $8,000,000 in proceeds were used to repay debt (See Notes 4 and 6 to Notes to Consolidated Financial Statements), and new borrowings of $21.3 million with a repayment period of 15 years.
Proceeds from the new borrowings were used primarily to pay off debt with shorter repayment periods (See Note 6 to Notes to Consolidated Financial Statements).

    The Company has also renegotiated its development agreements with T.G.I. Friday's Inc. to reduce the number of T.G.I. Friday's restaurants it is required to build with the intent to focus on those development territories that are most economically favorable (See Note 8 to Notes to Consolidated Financial Statements). The T.G.I. Friday's restaurants currently planned for development will be owned by a third party lender with the Company operating the restaurants and deriving a management fee. This strategy will allow the Company to continue to grow while at the same time deleveraging its balance sheet. In addition, the Company has taken a charge for asset impairments and restructuring to dispose of various non-core assets and write down certain core assets to realizable values (See Note 2 to Notes to Consolidated Financial Statements).

    The next step in the Company's strategy will be to reduce operating costs and expand its restaurant operations. This will entail continuing to build T.G.I. Friday's restaurants and evaluating other concepts in the casual dining segment. The Company has recently become a majority partner in a venture to develop and operate cajun themed restaurants.

    Each of the acquisitions mentioned above, as described more fully under "Business--Introduction," was accounted for as a purchase. Allocation of the purchase price was typically split between property and franchise fees and license costs. Franchise fees and license costs, which totaled $16,418,000 at December 1996, are amortized over 20 to 30 years. Amortization of these costs appear in the Consolidated Statements of Operations as Depreciation and Amortization below Income From Restaurant Operations.

    The franchise agreements between TGI Friday's Inc. and the Company could require a contribution to a national marketing pool of up to 4.0% of gross sales, although during 1996 the Company was only required to pay up to 1.7% of gross sales and will contribute 1.9% for 1997.

    Cost of sales consists primarily of food and beverage costs. Food costs can vary significantly depending upon pricing and availability of produce and grocery items. Restaurant operating expenses include all restaurant-level operating costs, the significant components of which are direct and indirect labor expenses (including benefits), advertising expenses, occupancy costs, and maintenance and utility expenses. Occupancy costs include rent, real estate taxes, and common area maintenance charges. Certain elements of the Company's restaurant operating expenses and, in particular, occupancy costs, are relatively fixed.

    Restaurant pre-opening costs incurred in connection with opening new restaurant locations, including hiring, training, and other costs, average approximately $160,000 for each restaurant opened and are amortized over one year commencing with the opening of the restaurant. Since new restaurants experience higher sales levels for some time after opening, restaurants are not included in the same store sales base until 18 months after opening.

Results of Operations

   The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to total revenue:

                                                                      Fiscal Year Ended
                                                          -----------------------------------------
                                                          December 26,  December 25,   December 30,
                                                            1994          1995            1996
                                                            ----          ----            ----
Revenue ..................................................  100.0%        100.0%          100.0%
Restaurant operating expenses:
 Cost of sales ...........................................   27.4          28.5            28.6
 Payroll and benefits ....................................   31.3          30.8            31.7
 Depreciation and amortization ...........................    3.5           3.6             3.7
 Other operating expenses ................................   28.4          29.5            30.2
                                                            -----         -----           -----
 Total restaurant operating expenses .....................   90.6          92.4            94.2
                                                            -----         -----           -----
Income from restaurant operations ........................    9.4           7.6             5.8
 Depreciation and amortization ...........................    0.9           1.1             1.2
 General and administrative expenses .....................    3.8           3.7             3.6
 Asset impairments and restructuring charges .............     --            --            16.5
                                                            -----         -----           -----
Operating income (loss) ..................................    4.7           2.8           (15.5)
Interest expense, net ....................................    3.5           3.7             2.6
                                                            -----         -----           -----
Net income (loss) before income taxes ....................    1.2%         (0.9)%         (18.1)%
                                                            =====         =====           =====

  Fiscal 1996 Compared to Fiscal 1995

    Revenue for the fiscal year ended December 30, 1996 increased by 2.6% to $122,563,000 compared to $119,508,000 for the fiscal year ended December 25, 1995. This increase related primarily to restaurants developed during 1996 along with an additional week of revenue in the 53 week period ended December 30, 1996 compared to the normal 52 week period of 1995. When comparing revenue for 1996 to the prior year, same store sales decreased $3,580,000 or 3.2%. Revenue from alcoholic beverages accounted for 23.6% of revenue for the fiscal year ended December 30, 1996 compared to 22.2% for the prior year.

    Cost of sales increased as a percentage of revenue to 28.6% in 1996 from 28.5% in 1995 due to a shift in the beverage market to premium/specialty beers and liquors, which have slightly lower margins, and higher prices for dairy products. In addition, cost of sales increased as a result of increases in portion sizes on several menu items; however, some of the resulting increase has been offset by negotiated purchasing discounts.

    Labor costs increased as a percentage of revenue to 31.7% in 1996 from 30.8% in 1995. This increase is almost entirely related to the decline in same store sales in relation to the fixed component of labor costs and an increase in minimum wage from $4.25 to $4.75 per hour. Approximately 75% of the Company's revenue is derived from restaurants in non-tip credit states where tipped employees are paid at or above the Federal minimum wage as opposed to tip credit states where tipped employees are paid at half the minimum wage. The $0.50 per hour increase in minimum wage that became effective on October 1, 1996, increased the Company's labor costs as a percentage of revenue by approximately 1.0%.

    Other restaurant operating expenses increased as a percentage of revenue to 30.2% in 1996 from 29.5% in 1995 primarily as a result of the relatively fixed nature of these costs and the decline in same store sales.

    In total, depreciation and amortization increased as a percentage of revenue to 4.9% in 1996 from 4.7% in 1995. This increase is due primarily to the fixed nature of these expenses given a decline in same store sales.

    General and administrative expenses decreased as a percentage of revenue to 3.6% in 1996 from 3.7% in 1995. The decrease relates to reductions in corporate staff coupled with the relatively fixed nature of these expenses in comparison to the overall increase in revenue.

    Interest expense was approximately $3,206,000 in 1996 compared to $4,424,000 in 1995. This decrease was a result of the retirement of $8,700,000 of indebtedness with the proceeds from a public offering completed in September 1995.

    No income tax provision was recorded in 1995 or 1996 due to the availability of net operating loss carryforwards.

  Fiscal 1995 Compared to Fiscal 1994

    Revenue for the fiscal year ended December 25, 1995 increased by 7.4% to $119,508,000 compared to $111,262,000 for the fiscal year ended December 26, 1994. Revenue from five restaurants opened subsequent to December 26, 1994 contributed to the overall revenue gain. When comparing revenue for 1995 to the prior year, same stores sales decreased 2.6%. The same store sales declines were a result of increased competition in the casual dining market and were further exaggerated for fiscal 1995 by a frequent diner program offered in the Company's Southern California restaurants for most of 1994. While the program favorably impacted 1994 sales, particularly in the third quarter, the administration of the frequent diner program proved costly, resulting in the discontinuance of most aspects of the program in October 1994. The Company introduced a modified, more cost-effective frequent diner program in the fourth quarter of 1995. Revenue from alcoholic beverages accounted for 22.2% of revenue for the fiscal year ended December 25, 1995, compared to 22.8% for the prior year.

    Cost of sales increased as a percentage of restaurant revenues to 28.5% in of 1995 from 27.4% for the same period in 1994. This increase relates in part to new stores opened during 1995, which typically have higher food costs during the initial few months after opening, and increases in produce costs as a result of adverse weather conditions. In late 1994, the Company also began purchasing selected items, particularly produce, that is processed by suppliers. This has resulted in higher food costs, but resulted in a reduction in restaurant labor. Additionally, national promotions in which a dessert or an appetizer was included with the purchase of specific menu items contributed to the overall increase in cost of sales.

    Labor costs decreased as a percentage of revenue to 30.8% in 1995 from 31.3% in the same period of 1994. This decrease reflects a reduction in the average number of managers per store, labor savings related to selected items being processed by suppliers as discussed above, and lower employee taxes and benefit costs.

    Other restaurant operating expenses increased as a percentage of revenue to 29.5% in 1995 from 28.4% in the same period of 1994. The increase related to a 0.4% increase in marketing fees paid for national advertising, a 0.2% increase in insurance costs, a 0.2% increase in promotions related in part, to costs associated with implementing a revised frequent diner program and occupancy costs which increased by 0.3% primarily as a result of the relatively fixed nature of these expenses given a decline in same store sales.

    In total, depreciation and amortization increased as a percentage of revenue to 4.7% in 1995, from 4.4% in the same period in 1994 due primarily to depreciation and amortization related to the Company's interest in an indoor entertainment center. This investment was accounted for on the equity method until November 1994 when it was leased to a third-party operator. In addition, depreciation and amortization increased as a percentage of revenue due to the fixed nature of these expenses given a decline in same store sales.

    General and administrative expenses decreased as a percentage of revenue to 3.7% in 1995 from 3.8% in the same period of 1994. This decrease relates primarily to the relatively fixed nature of these expenses in comparison to the overall increase in revenue.

    Interest expense was approximately $4,424,000 in 1995 compared to $3,902,000 in 1994. This increase was caused primarily by higher interest rates and additional borrowings to fund the Company's restaurant development program.

    No income tax provision was recorded in 1995 or 1994 due to the availability of net operating loss carryforwards.

Liquidity and Capital Resources

    The Company's primary use of funds over the past four years has been for the acquisition of existing T.G.I. Friday's restaurants and exclusive development rights. These acquisitions were financed principally through the issuance of long-term debt and Common Stock. See "Business -- Introduction." The Company has also expended funds for the development of new restaurants. The principal source of these funds has been operating cash flow, supplemented by bank and lease financing.

    Net cash flows from operating activities were $10,824,000 in 1994, $1,722,000 in 1995, and $4,444,000 in 1996. These were supplemented by net cash flows from financing of $475,000, $4,195,000 and $2,051,000 for the years ended 1994, 1995, and 1996, respectively, to fund the Company's acquisitions and development of new restaurants.

    The Company's current liabilities exceed its current assets due in part to cash expended on the Company's development requirements and also because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days. The Company currently generates average monthly cash receipts of approximately $10,900,000, which have been sufficient to pay all obligations as they become due.

    At December 30, 1996, the Company had long-term debt of $36,332,000.

    Subsequent to December 30, 1996, $26,500,000 of debt was repaid with proceeds from the Northern California Sale (See Note 4 and 6 to Notes to Consolidated Financial Statements) and with proceeds from new borrowings. The new borrowings, consisting of three notes from one lender, total $21,300,000, bear interest at LIBOR plus 320 basis points (8.9% at March 31, 1997), and are payable in equal monthly installments of principal and interest of approximately $216,000 (combined) until the notes are paid in full on May 1, 2012. Proceeds from the new borrowings will also used to repay the TGI Friday's Inc. note, including accrued interest, of $2,118,000, with the remaining proceeds used for general corporate purposes.

    The Company plans to develop three additional TGI Friday's by the end of 1997. These restaurants will be owned by a third party that will fund all development costs. The Company will operate the restaurants, receive a management fee, and participate in excess cash flows.

    The Company leases all of its restaurants with terms ranging from 10 to 20 years. Minimum payments on the Company's existing lease obligations are approximately $6,400,000 per year through 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the financial statements, the report thereon, the notes thereto and the supplementary data commencing at page F-1 of this report, which financial statements, report, notes and data are incorporated by reference.

ITEM 9. CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 Name                              Age   Position and Offices Presently Held With the Company
 ----                              ---   -----------------------------------------------------
John F. Antioco ................   47    Chairman of the Board

Bart A. Brown, Jr.  ............   65    President, Chief Executive Officer, and Director

Gerard T. Bisceglia  ...........   47    Executive Vice President, Chief Operating Officer, and
                                           Director

Joe W. Panter ..................   41    Executive Vice President and Director

Mark C. Walker .................   36    Vice President -- Finance, Chief Financial Officer,
                                           Secretary, and Treasurer

Jane Evans(1) ..................   52    Director

John C. Metz(1) ................   57    Director

Steven A. Sherman(1)............   51    Director

----------------
(1) Member of the Audit and Compensation Committees.

    John F. Antioco has served as Chairman of the Board of Directors since August 9, 1996 and as a director of the Company since January 8, 1996. Mr. Antioco has served as President and Chief Executive Officer of Taco Bell Corp. since September 1996. Mr. Antioco served as the Chairman of Circle K
Corporation, a publicly held company ("Circle K"), from August 1995 until May 1996 and as President and Chief Executive Officer of Circle K from July 1993 until May 1996. Mr. Antioco joined Circle K as Chief Operating Officer in September 1991. Mr. Antioco was Chief Operating Officer of Pearle Vision Centers, Inc. from June 1990 to August 1991. From 1970 to 1990, Mr. Antioco held various positions with The Southland Corporation.

    Bart A. Brown, Jr. has been the President and Chief Executive Officer of the Company since December 16, 1996. Mr. Brown was affiliated with Investcorp International, N.A., an international investment banking firm, from April 1996 until December 1996. Mr. Brown served as the Chairman and Chief Executive Officer of Color Tile, Inc. at the request of Investcorp International, Inc., which owned all of its Common Stock, from September 1995 until March 1996, shortly after Color Tile, Inc. filed under Chapter 11 of the United States Bankruptcy Code. Mr. Brown served as Chairman of the Board of the Circle K Corporation from June 1990, shortly after its filing for reorganization under Chapter 11 of the United States Bankruptcy Code, until September 1995. From September 1994 until September 1996, Mr. Brown served as the Chairman and Chief Executive Officer of Spreckels Industries, Inc., a publicly held company. Mr. Brown engaged in the private practice of law from 1963 through 1990 after seven years of employment with the Internal Revenue Service.

    Gerard T. Bisceglia has served as Executive Vice President, Chief Operating Officer, and a director of the Company since November 4, 1996. Mr. Bisceglia served as Vice President -- Manufacturing and Distribution of the Circle K Corporation from August 1992 to April 1996, as Vice President -- Retail of The Ralston Purina Co. from February 1991 to August 1992, as Senior Product Manager for The Southland Corporation from April 1987 until February 1991, and as a National Sales Manager with The Southland Corporation from April 1972 until April 1987.

    Joe W. Panter has served as Executive Vice President of the Company since December 16, 1996 and as a director of the Company since July 7, 1994. Mr. Panter served as Chief Executive Officer of the Company from January 1, 1996 until December 16, 1996 and as President of the Company from April 26, 1994 until December 16, 1996. Mr. Panter served as Chief Financial Officer of the Company from June 5, 1990 until January 1, 1996, as Senior Vice President of the Company from October 19, 1993 until April 26, 1994, as Secretary and Treasurer of the Company from June 5, 1990 until May 4, 1994, and as Vice

President of the Company from June 5, 1990 until October 19, 1993. Mr. Panter was Chief Financial Officer of K-Lin Corporation, a Scottsdale, Arizona-based entertainment and leisure company, from September 1987 until January 1990. Mr. Panter was Executive Vice President of Elcor Financial Corporation, an Arizona-based real estate investment and management company, from May 1983 until September 1987.

    Mark C. Walker has served as Chief Financial Officer of the Company since January 1, 1996. Treasurer of the Company since May 4, 1994, Vice President -- Finance since July 7, 1994, and Secretary since June 27, 1995. Mr. Walker was the Controller of Executone Information Systems, Inc. from November 1986 until joining the Company in March 1993. Mr. Walker was employed by Ernst and Young, an international public accounting firm, from August 1982 until November 1986, most recently as an audit manager. Mr. Walker, a Certified Public Accountant and Certified Management Accountant, is a member of the Arizona State Society of CPAs, the American Institute of CPAs and the Institute of Management Accountants.

    Jane Evans has served as a director of the Company since March 10, 1997. Ms. Evans has served as President and Chief Operating Officer of Smart TV since April 1995. Ms. Evans served as Vice President and General Manager of U.S. West Communications, Home and Personal Services from February 1991 until March 1995, as President and Chief Executive Officer of Interpacific Retail Group from March 1989 until January 1991, as a General Partner of Montgomery Securities from January 1987 until February 1989, as President and Chief Executive Officer of Monet Jewelers from May 1984 until December 1987, as Executive Vice President -- Fashion Group of General Mills, Inc. from October 1979 until April 1984, as Vice President -- Corporate Development of Fingerhut from November 1977 until September 1979, as President of Butterick Fashions from May 1974 until October 1977, and as President of the I. Miller Division of Genesro, Inc. from May 1970 until May 1973. Ms. Evans serves on the Boards of Directors of the Philip Morris Companies, Inc.; Georgia - Pacific Corp.; Kaufman & Broad Home Corp.; and Edison Bros. Stores, Inc.

    Steven A. Sherman has served as a director since June 5, 1990. Mr. Sherman served as the Chairman of the Company from June 5, 1990 until August 9, 1996, as Chief Executive Officer of the Company from June 5, 1990 until January 1, 1996, and as the President of the Company from January 15, 1993 until April 26, 1994. Mr. Sherman has been a principal of a merchant banking organization called the Sherman Group since its formation in July 1988. Mr. Sherman also has served as Chairman of the Board and President of NovAtel Wireless, Inc. since 1996. In addition, Mr. Sherman has served as the Chairman of the Board of Vodavi Technology, Inc., a company involved in the design, development and distribution of telephones, telephone systems, and related products, since its founding in April 1994. Mr. Sherman was Chairman of the Board of Executone Information Systems, Inc. (formerly Vodavi Technology Corporation, a provider of information systems, which was founded by Mr. Sherman) from 1983 until his resignation in July 1988 and a director of Executone from 1983 until his resignation in January 1990. In April 1994, Vodavi Technology, Inc. purchased the business of the Vodavi Communications Division from Executone Information Systems, Inc.

    John C. Metz has served as a director of the Company since April 1, 1996. Mr. Metz has served as Chairman and Chief Executive Officer of Metz Enterprises, Inc., a contract food management and retail restaurant company, since 1987. Mr. Metz also is a director of Longhorn Steaks, Inc., a chain of approximately 60 Texas-style roadhouse casual dining restaurants.

    There are no family relationships among any of the Company's directors and executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation

    The following table sets forth, for the periods indicated, the compensation received by the Company's Chief Executive Officer and its other executive officers whose annual salary and bonus exceeded $100,000 for the fiscal year ended December 30, 1996.

                           SUMMARY COMPENSATION TABLE


                                                                     Long Term
                                                                    Compensation
                                                                    ------------
                                                                       Awards
                                                                    ------------
                                             Annual Compensation     Securities
                                             -------------------     Underlying
Name and Principal Position          Year    Salary($)   Bonus($)    Options(#)
---------------------------------    ----    --------    --------    --------
Steven A. Sherman,                   1996    $193,739        --          --
 Chairman of the Board(1)            1995     347,454        --          --
                                     1994     352,160    $ 50,736        --

Joe W. Panter,                       1996    $205,400        --        90,000(3)
 President and                       1995     197,595        --          --
 Chief Executive Officer(2)          1994     198,879    $ 50,736        --

John F. Antioco                      1996        --          --       800,000(4)
 Chairman of the Board

Bart A. Brown, Jr                    1996        --  (5)        --    250,000(5)
 President and Chief
 Executive Officer
-------------
(1) Mr. Sherman served as Chairman of the Board of the Company from June 5, 1990 until August 9, 1996, as Chief Executive Officer of the Company from June 1990 until January 1, 1996, and as President of the Company from January 15, 1993 until April 26, 1994.
(2) Mr. Panter served as Chief Executive Officer of the Company from January 1, 1996 until December 16, 1996, as President of the Company from April 26, 1994 until December 16, 1996, as Chief Financial Officer of the Company from June 5, 1990 until January 1, 1996, as Senior Vice President of the Company from October 19, 1993 until April 26, 1994, as Secretary and Treasurer of the Company from June 5, 1990 until May 4, 1994, and as Vice President of the Company from June 5, 1990 until October 19, 1993.
(3) The options granted to Messrs. Sherman and Panter in 1996 were at an exercise price of $4.00 per share (which exceeded the fair value of the shares on the date of grant), which are exercisable ratably over a three-year period.
(4) The options granted to Mr. Antioco were at exercise prices of $2.00 to $5.00 per share and vest over a three-year period.
(5) Mr. Brown served as President and Chief Executive Officer of the Company from December 16, 1996 through December 30, 1996 for no cash compensation. The options granted to Mr. Brown were at exercise prices of $2.00 to $5.00 per share and vest over a two-year period.

    Officers and key personnel of the Company are eligible to receive stock options under the Company's 1990 and 1995 Stock Option Plans will be eligible to receive stock options and awards pursuant to the 1995 Plan. Executive Officers serve at the discretion of the Board of Directors. See "Employment Agreements."

Option Grants

    The following table provides information on stock options granted to the Company's executive officers during the fiscal year ended December 30, 1996.

                        OPTION GRANTS IN LAST FISCAL YEAR

                           Individual Grants
--------------------------------------------------------------------------------    Potential Realizable Value
                                                                                       at Assumed Annual
                             Number of                                                Rates of Stock Price
                            Securities       % of Total                              Appreciation For Option
                            Underlying         Options     Exercise                           Term
                             Options         Granted in     Price     Expiration    --------------------------
        Name               Granted(#)(1)     Fiscal Year    ($/SH)       Date        5%($)            10%($)
        ----               -------------     -----------    ------       ----        -----            ------
Steven A. Sherman.........     40,000              2.4%      $4.00       2006       $     0           $     0

Joe W. Panter ............     90,000              5.4%      $4.00       2006       $     0           $     0

John F. Antioco...........    400,000             23.9%      $2.00       2006       $40,000           $80,000
                              200,000             12.0%      $3.00       2006       $     0           $     0
                              200,000             12.0%      $5.00       2006       $     0           $     0

Bart A. Brown, Jr.........    100,000              6.0%      $2.00       2006       $     0           $   547
                               50,000              3.0%      $3.00       2006       $     0           $     0
                               50,000              3.0%      $4.00       2006       $     0           $     0
                               50,000              3.0%      $5.00       2006       $     0           $     0

Gerard T. Bisceglia.......     50,000              3.0%      $2.00       2006       $     0           $     0
                               50,000              3.0%      $3.00       2006       $     0           $     0
                               50,000              3.0%      $4.00       2006       $     0           $     0
                               50,000              3.0%      $5.00       2006       $     0           $     0

Mark C. Walker............     35,000              2.1%      $4.00       2006       $     0           $     0

-------------
(1) The options were granted at or above the fair value of the shares on the date of grant and have a 10-year term.

Option Holdings

    The following table provides information on options exercised in the last fiscal year by the Company's executive officers and the value of their unexercised options at December 30, 1996.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND YEAR-END OPTION VALUES

                                                                  Number of
                                                                 Securities       Value of
                                                                 Underlying     Unexercised
                                                                 Unexercised    In-the-Money
                                                                 Options at      Options at
                                                                FY-End (#)(1)   FY-End ($)(2)
                            Shares Acquired   Value Realized     Exercisable/    Exercisable/
        Name                on Exercise (#)        ($)          Unexercisable   Unexercisable
        ----                ---------------   --------------    -------------   -------------
Steven A. Sherman.........         --               --          13,333/126,666       $0/$0
Joe W. Panter.............         --               --            35,937/7,813       $0/$0
John F. Antioco...........         --               --         217,500/600,000       $0/$0
Bart A. Brown, Jr. .......         --               --         100,000/150,000       $0/$0
Gerard T. Bisceglia.......         --               --          50,000/154,000       $0/$0
Mark C. Walker............         --               --           11,667/27,333       $0/$0

---------------
(1) Amounts reflect options outstanding as of December 30, 1996.
(2) The exercise price of such options was in excess of the fiscal year end value of the Company's Common Stock of $1 5/8 per share.

1990 Stock Option Plan

    On July 25, 1990, the Company's Board of Directors adopted, and on July 1, 1991 the Company's stockholders approved, the 1990 Stock Option Plan (the "1990 Plan"). The 1990 Plan provides for the granting of both incentive stock options and nonstatutory stock options to qualified employees and non-employee directors. The 1990 Plan also provides for various other incentive awards, including "Stock Appreciation Rights." Options granted under the 1990 Plan generally cannot be exercised for at least one year and typically can only be exercised in installments of an equal number of shares over a three- to five-year period. As of March 31, 1997, 64,325 shares of Common Stock have been issued upon exercise of options granted pursuant to the 1990 Plan and there were outstanding options to purchase 111,500 shares of Common Stock under the 1990 Plan. No incentive awards other than stock options have been granted under the 1990 Plan. The Company has reserved an additional 74,175 shares of Common Stock for issuance under the 1990 Plan.

    The exercise price of all incentive stock options and options granted to directors under the 1990 Plan must be at least equal to the fair market value of the shares on the date of the grant or, in the case of incentive stock options granted to the holder of 10% or more of the Company's Common Stock (a "10% Stockholder"), at least 110% of the fair market value of such shares on the date of the grant. The maximum exercise period for which incentive stock options may be granted is ten years (five years in the case of a 10% Stockholder).

    The 1990 Plan provides for its administration in accordance with the requirements of Rule 16b-3 under the Exchange Act. The 1990 Plan currently is administered by a committee of directors who are "disinterested persons" chosen by the Board of Directors to administer the 1990 Plan (the "Committee"). The Committee has discretionary authority, subject to certain restrictions, to determine the individuals to whom, the times at which, and, with respect to nonstatutory stock options, the exercise price for which options will be granted. Notwithstanding the foregoing, the 1990 Plan provides that the Company will not grant any nonstatutory stock options to purchase shares at an exercise price of less than 85% of the fair market value of such shares on the date of the grant.

1995 Stock Option Plan

  General

    The 1995 Plan is divided into two programs: the Discretionary Grant Program (the "Discretionary Program") and the Automatic Grant Program (the "Automatic Program"). The Discretionary Program provides for the grant of options to acquire Common Stock of the Company ("Options"), the direct grant of Common Stock ("Stock Awards"), the grant of stock appreciation rights ("SARs"), and the grant of other cash awards ("Cash Awards") (Stock Awards, SARs, and Cash Awards are collectively referred to herein as "Awards"). The Automatic Program provides for the automatic grant of options to acquire the Common Stock of the Company to non-employee members of the Company's Board of Directors.

    The 1995 Plan states that it is not intended to be the exclusive means by which the Company may issue options or warrants to acquire its Common Stock, stock awards, or any other type of award. To the extent permitted by applicable law, the Company may issue any other options, warrants, or awards other than pursuant to the 1995 Plan without stockholder approval.

  Shares Subject to the Plan

    A maximum of 325,000 shares of Common Stock of the Company may be issued under the 1995 Plan. If any Option or SAR terminates or expires without having been exercised in full, stock not issued under such Option or SAR will again be available for the purposes of the 1995 Plan. If any change is made in the stock subject to the 1995 Plan or subject to any Option or SAR granted under the 1995 Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, split-up, combination of shares, exchange of shares, change in corporate structure, or otherwise), the 1995 Plan provides that appropriate adjustments will be made as to the maximum number of shares subject to the 1995 Plan and the number of shares and exercise price per share of stock subject to outstanding Options or Awards. There were outstanding Options to acquire 235,000 shares of the Company's Common Stock under the 1995 Plan as of March 31, 1997. See "Executive Compensation -- Option Grants."

  Eligibility and Administration

    Options and Awards may be granted pursuant to the Discretionary Program only to persons ("Eligible Persons") who at the time of grant are either (i) key personnel (including officers and directors) of the Company, or (ii) consultants and independent contractors who provide valuable services to the Company. Options granted pursuant to the Discretionary Program may be incentive stock options or non-qualified stock options. Options that are incentive stock options may be granted only to key personnel of the Company who are also employees of the Company. To the extent that granted Options are incentive stock options, the terms and conditions of those Options must be consistent with the qualification requirements set forth in the Internal Revenue Code of 1986, as amended.

    The Eligible Persons under the Discretionary Grant Program are divided into two groups, and there is a separate administrator (each a "Plan Administrator") for each group. One group consists of the executive officers and directors of the Company and persons who own 10% or more of the Company's issued and outstanding stock. The power to administer the 1995 Plan with respect to those persons is vested exclusively with the Board of Directors or a committee (the "Senior Committee") comprised of two or more non-employee directors who are appointed by the Board of Directors. The power to administer the 1995 Plan with respect to the remaining Eligible Persons is vested with the Board of Directors of the Company or with a committee of two or more directors appointed by the Board of Directors. Each Plan Administrator determines (i) which of the Eligible Persons in its group will be granted Options and Awards; (ii) the amount and timing of the grant of such Options and Awards; and (iii) such other terms and conditions as may be imposed by the Plan Administrator consistent with the 1995 Plan. The maximum number of shares of stock with respect to which Options or SARs may be granted to any employee (including officers) during the term of the 1995 Plan may not exceed 50% of the shares of Common Stock covered by the 1995 Plan.

  Terms and Conditions of Options; Exercise of Options

    Each Plan Administrator will determine the expiration date, maximum number of shares purchasable, and the other provisions of the Options at the time of grant. Options may be granted for terms of up to 10 years. Options will vest and become exercisable in whole or in one or more installments at such time as may be determined by the Plan Administrator upon the grant of the Options. However, a Plan Administrator has the discretion to provide for the automatic acceleration of the vesting of any Options or Awards granted under the Discretionary Grant Program in the event of a "Change in Control," as defined in the 1995 Plan.

    Each Plan Administrator also will determine the exercise prices of Options at the time of grant. However, the exercise price of any Option intended to be an incentive stock option may not be less than 100% of the fair market value of the Common Stock at the time of the grant (110% if the Option is granted to a person who at the time the Option is granted owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company). To exercise an Option, the optionholder will be required to deliver to the Company full payment of the exercise price for the shares as to which the Option is being exercised. Generally, Options can be exercised by delivery of cash, check, or shares of Common Stock of the Company.

  Termination of Employment or Services

    Except as otherwise allowed by the Plan Administrator, Options and Awards granted under the 1995 Plan are nontransferable other than by will or by the laws of descent and distribution upon the death of the holder and, during the lifetime of the holder, are exercisable only by such holder. In the event of the termination of the holder's services with the Company, other than for death or disability, the holder may exercise any Options or SARs that are vested but unexercised on the date his or her service is terminated until the earlier of
(i) 90 days after the date of termination of service, or (ii) the expiration date of the Options or SARs. However, termination of employment at any time for cause immediately terminates all Options or SARs held by the terminated employee. If termination is by reason of disability, however, the holder may exercise his or her Options or SARs until the earlier of (i) 12 months after the termination of service, or (ii) the expiration of the term of the Option or SAR. If the holder dies while in service to the Company, the holder's estate or successor by bequest or inheritance may exercise any Options or SARs that the holder was entitled to exercise on the date of his or her death at any time until the earlier of (i) the period ending three months after the holder's death, or (ii) the expiration of the term of the Option or SAR.

  Awards

    SARs will entitle the recipient to receive a payment equal to the appreciation in market value of a stated number of shares of Common Stock from the price on the date the SAR was granted or became effective to the market value of the Common Stock on the date first exercised or surrendered. Stock Awards will entitle the recipient to receive shares of the Company's Common Stock directly. Cash Awards will entitle the recipient to receive direct payments of cash depending on the market value or the appreciation of the Common Stock or other securities of the Company. The Plan Administrators may determine such other terms, conditions, or limitations, if any, on any Awards granted pursuant to the 1995 Plan.

  Automatic Options

    The Automatic Program provides for the automatic grant of Options ("Automatic Options") to non- employee directors of the Company. Each non-employee director serving on the Board of Directors on the date of the adoption of the 1995 Plan received Automatic Options to acquire 7,500 shares of Common Stock, and each subsequent newly elected non-employee member of the Board of Directors will receive Automatic Options to acquire 15,000 shares of Common Stock on the date of his or her first appointment or election to the Board of Directors. In addition, Automatic Options to acquire 2,500 shares of Common Stock will be granted to each non-employee director at the meeting of the Board of Directors held immediately after each annual meeting of stockholders. A non-employee member of the Board of Directors is not eligible to receive the 2,500 share Automatic Option if that grant date is within 90 days of such non-employee member receiving the 15,000-share Automatic Option. Automatic Options become exercisable and vest immediately upon grant, except that no Automatic Options will vest until the approval of the 1995 Plan by the Company's stockholders.

    The exercise price per share of Automatic Options will be equal to 100% of the fair market value of the Company's Common Stock (as defined in the 1995
Plan) on the date such Automatic Options are granted. Each Automatic Option expires on the tenth anniversary of the date on which an Automatic Option grant was made. In the event the non-employee director ceases to serve as a member of the Board of Directors or dies while serving as a director, the optionholder or the optionholder's estate or successor by bequest or inheritance may exercise any Automatic Options vested at the time of cessation of service until the earlier of (i) 90 days after the cessation of service, or (ii) the expiration of the term of the Automatic Option. Non-employee members of the Company's Board of Directors who do not serve on the Senior Committee also may be eligible to receive Options or Awards under the Discretionary Program of the 1995 Plan or option grants or direct stock issuances under any other plans of the Company. The Board of Directors believes that the automatic grant of stock options to non-employee directors is necessary to attract, retain and motivate independent directors. The non-discretionary feature is intended to satisfy the requirements of rules adopted under Section 16 of the Exchange Act.

  Duration and Modification

    The 1995 Plan will remain in effect until January 8, 2006. The Board of Directors of the Company may at any time suspend, amend, or terminate the 1995 Plan, except that without approval of the stockholders of the Company, the Board of Directors may not (i) increase the maximum number of shares of Common Stock subject to the 1995 Plan (except in the case of certain organic changes to the Company), (ii) reduce the exercise price at which Options may be granted or the exercise price for which any outstanding Options may be exercised, (iii) extend the term of the 1995 Plan, (iv) change the class of persons eligible to receive Options or Awards under the 1995 Plan, or (v) materially increase the benefits accruing to participants under the 1995 Plan. In addition, the Board may not, without the consent of the optionholder, take any action that disqualifies any Option previously granted under the Plan for treatment as an incentive stock option or which adversely affects or impairs the rights of the optionholder of any outstanding Option. Notwithstanding the foregoing, the Board of Directors may amend the 1995 Plan from time to time as it deems necessary in order to meet the requirements of any amendments to Rule 16b-3 under the Exchange Act without the consent of the stockholders of the Company.

401(k) Profit Sharing Plan

    The Company's qualified 401(k) Profit Sharing Plan (the "401(k) Plan") was adopted by the Board of Directors on January 14, 1991, effective as of January 1, 1991, and covers corporate management and restaurant employees. The 401(k) Plan currently provides for a Company matching contribution equal to 25% of the first 6% of the salary deduction a participant elects to defer as a contribution to the 401(k) Plan. The 401(k) Plan further provides for a special discretionary contribution equal to a percentage of a participant's salary to be determined each year by the Company. The Company also may contribute a discretionary amount in addition to the special discretionary contribution. Contributions to the 401(k) Plan by the Company for fiscal 1996 totalled approximately $79,000.

Employment Agreements

    The Company is a party to employment agreements with Bart A. Brown, Jr. and Gerard T. Bisceglia with terms through December 31, 1998 and October 29, 1999, respectively. Mr. Brown's employment agreement provides for him to serve as the President and Chief Executive Officer and Mr. Bisceglia's employment agreement provides for him to serve as Executive Vice President and Chief Operating Officer of the Company. The employment agreements provide for Mr. Brown and Mr. Bisceglia to receive salaries of $250,000 and $175,000, respectively. In addition, the employment agreements provide that Mr. Brown and Mr. Bisceglia will be eligible to receive discretionary bonuses in amounts determined by the Compensation Committee of the Company's Board of Directors, which is composed of non-management directors, based upon the factors deemed relevant by the Compensation Committee including the performance of the Company. Mr. Brown's employment agreement permits him to engage in other business activities apart from the Company so long as such business activities do not compete with the business of the Company.

    The employment agreements provide for Mr. Brown and Mr. Bisceglia to receive their fixed and bonus compensation to the date of the termination of their employment by reason of resignation and for them to receive fixed compensation to the date of termination of employment for cause as defined in the agreements. In the event of the termination of employment by reason of death or disability, the employment agreements provide for the payment of fixed compensation to Mr. Brown and Mr. Bisceglia for a period of one year from the date of death or disability. In the event of any termination of employment following any "change in control" of the Company as defined in the agreement, the employment agreements also provide for Mr. Brown and Mr. Bisceglia to receive their fixed compensation as if their employment had not been terminated. Section 280G of the Internal Revenue Code may limit the deductibility of such payments for federal income tax purposes. If these payments are not deductible and if the Company has income at least equal to such payments, an amount of income equal to the amount of such payments could not be offset. As a result, the income that was not offset would be "phantom income" (i.e. income without cash) to the Company. A change in control would include a merger or consolidation of the Company, a sale of all or substantially all of the assets of the Company, changes in the identity of a majority of the members of the Board of Directors of the Company, or acquisitions of more than 20% of the Company's Common Stock, subject to certain limitations.

    The Company is a party to employment agreements with Steven A. Sherman and Joe W. Panter with terms through December 31, 1998. The employment agreements provide for Mr. Sherman and Mr. Panter to receive salaries of $200,000, $225,000, and $225,000, respectively, for the three years commencing January 1, 1996. In addition, the employment agreements provide that Mr. Sherman and Mr. Panter will be eligible to receive discretionary bonuses in amounts determined by the Compensation Committee of the Company's Board of Directors, which is composed of non-management directors, based upon the factors deemed relevant by the Compensation Committee including the performance of the Company. Mr.

Sherman's   employment  agreement  permits  him  to  engage  in  other  business activities apart from the Company so long as such business activities do not compete with the business of the Company.

    The employment agreements provide for Mr. Sherman and Mr. Panter to receive their fixed and bonus compensation to the date of the termination of their employment by reason of resignation and for them to receive fixed compensation to the date of termination of employment for cause as defined in the agreements. In the event of the termination of employment by reason of death or disability, the employment agreements provide for the payment of fixed and bonus compensation to Mr. Panter to the date of death or disability and to Mr. Sherman or his personal representative for one year after death or disability. In the event of any termination of employment following any "change in control" of the Company as defined in the agreement, the employment agreements also provide for Mr. Sherman and Mr. Panter to receive their fixed compensation in a lump sum and bonus payments that would have been payable through the term of the agreement (subject to a minimum bonus of $100,000 per annum) as if their employment had not been terminated. Section 280G of the Internal Revenue Code may limit the deductibility of such payments for federal income tax purposes. If these payments are not deductible and if the Company has income at least equal to such payments, an amount of income equal to the amount of such payments could not be offset. As a result, the income that was not offset would be "phantom income" (i.e. income without cash) to the Company. A change in control would include a merger or consolidation of the Company, a sale of all or substantially all of the assets of the Company, changes in the identity of a majority of the members of the Board of Directors of the Company, or acquisitions of more than 20% of the Company's Common Stock, subject to certain limitations.

Limitation of Liability and Indemnification Matters

    The Certificate of Incorporation and Bylaws of the Company provide that the Company will indemnify and advance expenses, to the fullest extent permitted by the Delaware General Corporation Law, to each person who is or was a director, officer, or agent of the Company or who serves or served any other enterprise or organization at the request of the Company (an "Indemnitee"). Under Delaware law, to the extent that an Indemnitee is successful on the merits of a suit or proceeding brought against him or her by reason of the fact that he or she was a director, officer, or agent of the Company, or serves or served any other enterprise or organization at the request of the Company, the Company will indemnify him or her against expenses (including attorneys' fees) actually and reasonably incurred in connection with such action. If unsuccessful in defense of a third-party civil suit or a criminal suit, or if such suit is settled, an Indemnitee may be indemnified under Delaware law against both (i) expenses, including attorneys' fees, and (ii) judgments, fines, and amounts paid in settlement if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Company, and, with respect to any criminal action, had no reasonable cause to believe his or her conduct was unlawful. If unsuccessful in defense of a suit brought by or in the right of the Company, where the suit is settled, an Indemnitee may be indemnified under Delaware law only against expenses (including attorneys' fees) actually and reasonably incurred in the defense or settlement of the suit if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Company, except that if the Indemnitee is adjudged to be liable for negligence or misconduct in the performance of his or her duty to the Company, he or she cannot be made whole even for expenses unless a court determines that he or she is fully and reasonably entitled to indemnification for such expenses. Also under Delaware law, expenses incurred by an officer or director in defending a civil or criminal action, suit, or proceeding may be paid by the Company in advance of the final disposition of the suit, action, or proceeding upon receipt of an undertaking by or on behalf of the officer or director to repay such amount if it is ultimately determined that he or she is not entitled to be indemnified by the Company. The Company also may advance expenses incurred by other employees and agents of the Company upon such terms and conditions, if any, that the Board of Directors of the Company deems appropriate. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressedin the Securities Act of 1933 and is therefore unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 1997 by (i) each person who is known to the Company to own beneficially more than 5% of the Company's
Common Stock, (ii) each director, (iii) each of the named executive officers, and (iv) all directors and executive officers as a group.

                                             Shares
Name and Address of                       Beneficially   Approximate Percentage
Benificial Owner(1)                          Owned      of Outstanding Shares(2)
-------------------                          -----      ------------------------
John F. Antioco .......................   1,175,000(3)           11.5%
Bart A. Brown, Jr. ....................     430,000(4)            4.3%
Gerard T. Bisceglia ...................     327,566(5)            3.3%
Joe W. Panter .........................     158,750(6)            1.6%
Mark C. Walker ........................      14,167(7)             *
Jane Evans ............................      15,000(8)             *
John C. Metz ..........................      25,500(9)             *
Steven A. Sherman .....................     432,639(10)           4.3%
All directors and officers as a group
 (eight persons) ......................   2,578,622              24.7%
--------------------
 *  Less than 1.0%.
(1) Each of such persons may be reached through the Company at 5050 North 40th Street, Suite 200, Phoenix, Arizona 85018.
(2) The percentages shown include the shares of Common Stock actually owned as of March 31, 1997 and the shares of Common Stock that the person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of Common Stock that the identified person or group had the right to acquire within 60 days of March 31, 1997 upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.
(3) Includes options to purchase 217,500 shares of Common Stock held by Mr. Antioco.
(4) Includes options to purchase 100,000 shares held by Mr. Brown.
(5) Includes options to purchase 50,000 shares held by Mr. Bisceglia.
(6) Includes options to purchase 30,000 shares held by Mr. Panter. Also includes a total of 110,000 shares of Common Stock owned by a limited liability company in which he is a member.
(7) Includes options to purchase 11,667 shares held by Mr. Walker.
(8) Consists of options to purchase 15,000 shares held by Ms. Evans.
(9) Includes options to purchase 17,500 shares held by Mr. Metz.
(10)Includes 7,812 shares of Common Stock held by Mr. Sherman's wife, as to which shares Mr. Sherman disclaims any beneficial interest, and options to purchase 13,333 shares held by Mr. Sherman. Also includes a total of 110,000 shares of Common Stock owned by a limited liability company in which he is a member.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company has adopted a policy that it will not enter into any transactions with directors, officers, or holders of more than 5% of its Common Stock on terms which are less favorable to the Company than could be obtained from independent third parties and that any loans to directors, officers, or 5% stockholders will be approved by a majority of the disinterested directors.

    In December 1993, the Company entered into a five-year lease for space to serve as the corporate offices of the Company. Steven A. Sherman and Joe W. Panter own a majority interest in the building housing the space. The lease was approved by the disinterested directors of the Company. The lease provides for annual rent of approximately $172,000 in 1997 and $175,000 in 1998. Rental payments under this agreement were approximately $166,000 and $169,000 during 1995 and 1996, respectively.

    In May 1991, the Company became a party to a five-year management assistance agreement with AsianStar, Inc. ("AsianStar"). J. Y. Lee, the Chairman and principal stockholder of AsianStar, was a director of the Company from September 27, 1991 to February 13, 1996. The Company recorded approximately $426,000 and $441,000 of income relating to the management assistance agreement during fiscal 1994 and 1995, respectively. In 1996, the Company finalized an agreement with AsianStar to exchange the receivable generated by this agreement, approximately $1,497,000, and cash of approximately $162,000 for an ownership interest in AsianStar. See Note 2 to the Notes to Consolidated Financial Statements.

    During 1996, the Company sold 766,666 shares of its Common Stock at fair market value at the time of purchase to John F. Antioco and Gerard T. Bisceglia for $1,500,000.

    In January 1997, the Company sold a total of 1,250,000 shares of its Common Stock for $2,500,000, which exceeded the fair market value of the stock on the date of purchase. Of these shares, John F. Antioco and Bart A. Brown, Jr. purchased a total of 500,000 shares and unrelated accredited investors purchased the balance.

    The Company believes that the foregoing transactions were no less favorable to the Company than could be obtained from non-affiliated parties.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number    Exhibit
------    -------
3.1       Certificate of Incorporation of the Registrant(4)
3.2       Certificate of Amendment of Restated Certificate of Incorporation(10)
3.3       Amended and Restated Bylaws of the Registrant(4)
4.1       Form of Warrant Agreement(3)
4.2       Form of Deposit Agreement(4)
4.3       Form of Underwriters' Warrant Agreement(4)
10.1      Registrant's 1990 Stock Option Plan(3)
10.2      Purchase  Agreement  between the Registrant  and TGI Friday's  Inc.(1)
10.3      Development  Agreement  between the  Registrant  and TGI  Friday's  Inc.(1)
10.4      Purchase Agreement between the Registrant and WRI U.S., Inc.(3)
10.5      Development Agreement between the Registrant and TGI Friday's Inc.(2)
10.6      Form of Franchise Agreement  between the Registrant and TGI Friday's  Inc.(1)
10.7      Lease Agreement between the  Registrant  and Grove  Realty  Associates(1)
10.8      Lease  Agreement between the Registrant and Three Fountains Plaza Limited
          Partnership(1)
10.9      Lease Agreement between the Registrant and Weksler-Casselman Investments(1)
10.10     Lease Agreement  between the Registrant and Mark Borough  Nevada,  Inc.(1)
10.11     Lease Agreement  between the Registrant and Fringe Land Ore. Ltd.(2)
10.12     Lease  Agreement  between the  Registrant and Kirkland  Parkplace  Associates(2)
10.13     $900,000 Promissory Note dated June 20, 1991 in favor of WRI U.S., Inc.(2)
10.14     $75,000  Promissory Note dated June 20, 1991 in favor of WRI U.S., Inc.(2)
10.15     Management  Assistance Agreement between the Registrant and AsianStar Co., Ltd.(3)
10.16     Partnership  Agreement between the Registrant and Suncor(3)
10.17     Lease Agreement between the Registrant and Galleria Limited Partnership and
          Amendment thereto(3)
10.18     Construction  Loan Agreement  between the Registrant and Caliber  Bank(3)
10.19     Employment Agreement between the Registrant and Steven A. Sherman(3)
10.20     Asset Purchase  Agreement between the Registrant and Kansas City Cafe Company(5)
10.21     Development  Agreement  between the Registrant and TGI Friday's  Inc.(10)
10.22     Development  Agreement  between the Registrant and TGI Friday's  Inc.(10)
10.23     Stock Purchase Agreement between the Registrant and Sun Street Limited
          Partnership(7)
10.24     Lease agreement between the Registrant and 5050 North 40th St. LLC(9)
10.25     Lease agreement between the Registrant and East Iliff Associates(9)
10.26     Lease agreement between the Registrant and The Prudential Insurance Company of
          America(9)
10.27     Lease agreement between the Registrant and Oak Park Investment(9)
10.28     Lease agreement between the Registrant and Ward Parkway Shops Incorporated(9)
10.29     Lease agreement between the Registrant and The Cafaro Northwest Partnership(9)
10.30     Lease agreement between the Registrant and FFCA Co. Investment Limited
          Parnership(9)
10.31     Lease agreement between the Registrant and The Prudential Insurance Company of
          America(9)
10.32     Lease agreement between the Registrant and FFCA Co. Investment Limited
          Partnership(9)
10.33     Lease agreement between the Registrant and Ocean Alexander Investments, Inc.(9)

Exhibit
Number    Exhibit
------    -------
10.34     Lease agreement between the Registrant and McGrath-RHD Partners(8)
10.35     Lease agreement between the Registrant and Koll Santa Margarita Retail Venture II(8)
10.36     Lease agreement between the Registrant and Bohannon Development Company(8)
10.37     Lease agreement between the Registrant and May Centers, Inc.(8)
10.38     Lease agreement between the Registrant and Courtyard of San Ramon, Inc.(8)
10.39     Lease agreement between the Registrant and Robert A. Allison(8)
10.40     Lease agreement between the Registrant and F.A.B. Industries(8)
10.41     Lease agreement between the Registrant and Valencia Town Center Associates(8)
10.42     Lease agreement between the Registrant and Oak Grove Investors(8)
10.43     Lease agreement between the Registrant and Rancho Consultants Realty Fund IV(8)
10.44     Lease agreement between the Registrant and Tyler Mall Associates(8)
10.45     Lease agreement between the Registrant and Palm Desert Ltd.(8)
10.46     Lease agreement between the Registrant and Centrelake Partners, L.P.(8)
10.47     Lease agreement between the Registrant and The City(8)
10.48     Lease agreement between the Registrant and Villa Marina Center(8)
10.49     Lease agreement between the Registrant and La Jolla Village Center(8)
10.50     Lease agreement between the Registrant and Crossroads Associates(8)
10.51     Lease agreement between the Registrant and Brea Marketplace Building Site Joint
          Venture(8)
10.52     Lease agreement  between the Registrant and Vallco Fashion Park Venture(8)
10.53     Lease agreement between the Registrant and Aetna Life Insurance Company(8)
10.54     Lease agreement  between the Registrant and Two Town Center  Associates(8)
10.55     Lease  agreement  between the  Registrant  and  Buie-Area M. Ltd.(8)
10.56     agreement  between the  Registrant  and Homart  Development  Co.(8)
10.57     Agreement between the Registrant and TGI Friday's Inc.(8)
10.58     Form of Franchise  Agreement  between the Registrant  and TGI Friday's  Inc.(8)
10.59     Stock Purchase Agreement, as amended, between the Registrant and TGI Friday's
          Inc.(8)
10.60     Term Loan and Security Agreement between the Registrant and Sanwa Business
          Credit Corporation(8)
10.61     Junior Secured Note from the Registrant to TGIF Holdings, Inc.(8)
10.62     Note from Registrant to TGI Friday's Inc.(8)
10.63     Agreement between the Registrant and Michael R. Stewart(9)
10.64     Modification of Stock Purchase Agreement between the Registrant and Sun Street
          Limited Partnership(10)
10.65     Amendment No. 1 and Waiver No. 1 to term Loan and Security Agreement between
          Registrant and Sanwa Business Credit Corporation(11)
10.66     Amended and Restated Development Agreement between Registrant and TGI Friday's
          Inc.(11)
10.67     Amended and Restated Development Agreement (Washington/Oregon) between the
          Registrant and TGI Friday's, Inc.(11)
10.68     Amended and Restated Development Agreement (Colorado Area Territory) between
          Registrant and TGI Friday's Inc.(11)
10.69     First Amendment to Development Agreement between the Registrant and TGI Friday's
          Inc.(11)
10.70     Fifth Amendment to Development Agreement between the Registrant and TGI Friday's
          Inc.(11)
10.71     Amended and Restated Junior Secured Note from Registrant to TGI Friday's of
          Minnesota, Inc.(11)
10.72     Amended and Restated Note from Registrant to TGI Friday's Inc.(10)
10.73     Joint Venture Agreement between Registrant and AsianStar Inc.(12)
10.74     Employment Agreement with Steven A. Sherman(12)
10.75     Employment Agreement with Joe W. Panter(12)

Exhibit
Number    Exhibit
------    -------
10.76     Restated Credit Facility between Registrant and Sanwa Business Credit
          Corporation.(13)
10.77     Second Amended and Restated Note From Registrant to TGI Friday's of Minnesota,
          Inc.(13)
10.78     Asset Conveyance Agreement among CNL California Restaurants, LTD., Main St.
          California, Inc. and Registrant.(14)
10.79     Stock Purchase Agreement among CNL California Restaurants, LTD., Main St.
          California, Inc. and Registrant.(14)
10.80     Form of Management Agreement between Main St. California II, Inc. and Main St.
          California, Inc., a wholly owned subsidiary of Registrant.(14)
10.81     Master Incentive Agreements between Main St. California II, Inc. and Main St.
          California, Inc., a wholly owned subsidiary of Registrant.(14)
10.82     Employment Agreement with Bart A. Brown, Jr.
10.83     Employment Agreement with Gerard T. Bisceglia.
10.84     Promissory Note between Registrant and CNL Financial I, Inc.
10.85     Promissory Note between Registrant and CNL Financial I, Inc.
10.86     Promissory Note between Registrant and CNL Financial I, Inc.
10.87     Registrant's 1995 Stock Option Plan(15)
21        List of Subsidiaries(11)

---------------
(1) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1990, filed with the Securities and Exchange Commission on or about April 1, 1991.
(2) Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on July 12, 1991.
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-40993) which became effective in September 1991.
(4) Incorporated by reference to the Registrant's Form 10-K for the year ended December 30, 1991, filed with the Securities and Exchange Commission on or about March 31, 1992.
(5) Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission in May 1992.
(6) Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission in October 1992.
(7) Incorporated by reference to the Registrant's Registration Statement on Form 8-K filed with the Securities and Exchange Commission in January 1994.
(8) Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on or about April 15, 1994.
(9) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1993, filed with the Securities and Exchange Commission on or about April 15, 1994.
(10)Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 33-71230) which became effective in July 1994.
(11)Incorporated by reference to the Registrant's Form 10-K Report for the year ended December 26, 1994 as filed with the Securities and Exchange Commission on or about April 28, 1995.
(12)Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-94164) which became effective in September 1995.
(13)Incorporated by reference to the Registrant's Form 10-K for the year ended December 25, 1995 filed with the Securities and Exchange Commission on or about April 15, 1996.
(14)Incorporated by reference to the Registrant's Form 8-K Report filed with the Commission in January 1997.
(15)Incorporated by reference to Registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders.

(b) The following report of Independent Public Accountants and financial statements are filed as a part of this report.

1. Consolidated Financial Statements (included as Page F-1 through F-16 of this report)
    Report of Independent Public Accountants
    Consolidated Financial Statements:
       Consolidated Balance Sheets as of December 25, 1995 and December 30 1996. Consolidated Statements of Operations for the years ended December 26,
          1994, December 25, 1995 and December 30, 1996.
       Consolidated Statements of Changes in Stockholders'  Equity for the years ended December 26, 1994, December 25, 1995 and December 30, 1996.
       Consolidated Statements  of Cash Flows for the years ended  December  26,
          1994, December 25, 1995 and December 30, 1996.
       Notes to Consolidated Financial Statements

2.  Consolidated Schedules
    These schedules are omitted because they are not applicable, not required or because required information is included in the consolidated financial statements or notes hereto.

(c) Report on Form 8-K
    The Registrant filed a Report on Form 8-K on January 16, 1997.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MAIN STREET AND MAIN INCORPORATED

Date: April 14, 1997                    By: /s/ BART A. BROWN, JR.
                                           -------------------------------------
                                           Bart A. Brown, Jr.
                                           President and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/      JOHN F. ANTIOCO               Chairman of the Board                        April 14, 1997
-------------------------------
          John F. Antioco

/s/       BART A. BROWN, JR.            President and Chief Executive Officer        April 14, 1997
-------------------------------         (Principal Executive Officer)
          Bart A. Brown, Jr.

/s/       GERARD T. BISCEGLIA           Executive Vice President and Director        April 14, 1997
-------------------------------
          Gerard T. Bisceglia

/s/       JOE W. PANTER                 Executive Vice President and Director        April 14, 1997
-------------------------------
          Joe W. Panter

/s/       MARK C. WALKER                Chief Financial Officer (Principal           April 14, 1997
-------------------------------         Financial and Accounting Officer),
          Mark C. Walker                Secretary and Treasurer

/s/       JANE EVANS                    Director                                     April 14, 1997
-------------------------------
          Jane Evans

/s/       JOHN C. METZ                  Director                                     April 14, 1997
-------------------------------
          John C. Metz

/s/       STEVEN A. SHERMAN             Director                                     April 14, 1997
-------------------------------
          Steven A. Sherman

                        MAIN STREET AND MAIN INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               Page
                                                                                               ----
Report of Independent Public Accountants ................................................      F-2

Consolidated Balance Sheets at December 25, 1995 and December 30, 1996  .................      F-3

Consolidated Statements of Operations for the fiscal years ended December 26, 1994,
 December 25, 1995, and December 30, 1996 ...............................................      F-4

Consolidated  Statements of Changes in Stockholders' Equity for the fiscal years ended
 December  26,  1994,  December  25,  1995,  and  December  30,  1996....................      F-5

Consolidated Statements of Cash Flows for the fiscal years ended December 26, 1994,
 December 25, 1995, and December 30, 1996 ...............................................      F-6

Notes to Consolidated Financial Statements ..............................................      F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Main Street and Main Incorporated:

    We have audited the accompanying consolidated balance sheets of MAIN STREET AND MAIN INCORPORATED (a Delaware corporation) and subsidiaries as of December 30, 1996, and December 25, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 30, 1996, December 25, 1995, and December 26, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Main Street and Main Incorporated and subsidiaries as of December 30, 1996 and December 25, 1995, and the results of their operations and their cash flows for the years ended December 30, 1996, December 25, 1995 and December 26, 1994, in conformity with generally accepted accounting principles.

                                        ARTHUR ANDERSEN LLP


Phoenix, Arizona
 March 31, 1997

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                     December 25,   December 30,
                                                        1995           1996
                                                        ----           ----
ASSETS
Current Assets
  Cash and cash equivalents ..........................$ 4,741        $ 2,613
  Accounts receivable, net ...........................  2,484          1,248
  Inventories ........................................  1,517          1,275
  Prepaid expenses ...................................    461            173
  Assets held for disposal,net .......................   --           10,929
                                                      -------        -------
     Total current assets ............................  9,203         16,238

Property and equipment, net .......................... 44,104         32,162
Other assets, net ....................................  6,287          4,780
Franchise costs, net ................................. 22,761         16,418
Note receivable ......................................  6,250          1,250
                                                      -------        -------
                                                      $88,605        $70,848
                                                      =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt ..................$ 4,567        $ 2,523
Accounts payable .....................................  3,543          3,750
Other accrued liabilities ............................  8,941         11,308
                                                      -------        -------
     Total current liabilities ....................... 17,051         17,581
                                                      -------        -------
Long-term debt, net of current portion ............... 31,204         33,809
                                                      -------        -------
Other liabilities and deferred credits ...............  3,089          2,873
                                                      -------        -------
Commitments and contingencies ........................   --             --

Stockholders' Equity
Common stock, $.001 par value, 40,000,000 shares .....      8              9
 authorized; 7,951,825 and 8,718,491 shares issued and
 outstanding in 1995 and 1996, respectively
Additional paid-in capital ........................... 40,205         41,694
Accumulated deficit .................................. (2,952)       (25,118)
                                                      -------        -------
                                                       37,261         16,585
                                                      -------        -------
                                                      $88,605        $70,848
                                                      =======        =======


                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                                Year Ended
                                                -------------------------------------------
                                                December 26,    December 25,   December 30,
                                                    1994           1995           1996
                                                    ----           ----           ----
Revenue .....................................    $ 111,262       $ 119,508      $ 122,563
                                                 ---------       ---------      ---------
Restaurant Operating Expenses
  Cost of sales ..............................      30,516          34,005         35,089
  Payroll and benefits .......................      34,849          36,769         38,858
  Depreciation and amortization ..............       3,884           4,353          4,586
  Other operating expenses ...................      31,621          35,250         36,944
                                                 ---------       ---------      ---------
     Total restaurant operating expenses .....     100,870         110,377        115,477
                                                 ---------       ---------      ---------
Income from restaurant operations ............      10,392           9,131          7,086
  Depreciation and amortization ..............       1,014           1,331          1,450
  General and administrative expenses ........       4,191           4,410          4,388
  Asset impairments and restructuring charges ..        --              --         20,208
                                                 ---------       ---------      ---------
Operating income(loss) .......................       5,187           3,390        (18,960)
  Interest expense, net ......................       3,902           4,424          3,206
                                                 ---------       ---------      ---------
  Net income (loss) before income taxes ......       1,285          (1,034)       (22,166)
Provision for income taxes ...................        --              --             --
                                                 ---------       ---------      ---------
Net income (loss) ............................   $   1,285       $  (1,034)     $ (22,166)
                                                 =========       =========      =========
Net Income (Loss) Per Share ..................   $    0.35       $   (0.22)     $   (2.73)
                                                 =========       =========      =========
Weighted average shares outstanding  .........   $   3,692       $   4,621      $   8,110
                                                 =========       =========      =========

 The accompanying notes are an integral part of these consolidated statements.
                                       F-4

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                      Preferred Stock
                              -------------------------------
                                 Class A          Class B        Common Stock
                                 -------          -------        ------------   Additional
                                        Par              Par              Par    Paid-In   Accumulated
                              Shares   Value   Shares   Value   Shares   Value   Capital     Deficit      Total
                              ------   -----   ------   -----   ------   -----   -------     --------    -------
BALANCE, December 31, 1993        1    $ --     1,030   $   1    3,256   $   3   $24,205     $ (3,203)   $21,006

 Shares issued in connection
   with options exercised .....  --      --        --      --       42      --       424           --        424
 Conversion of preferred stock.  (1)     --    (1,030)     (1)     339       1      (114)          --       (114)
Net income ....................  --      --        --      --       --      --        --        1,285      1,285
                                ----   -----   ------   -----    -----   -----   -------     --------    -------

BALANCE, December 26, 1994       --      --        --      --    3,637       4    24,515       (1,918)    22,601

 Shares issued in connection
   with public offering, net ..  --      --        --      --    4,313       4    15,674           --     15,678
 Shares issued in connection
   with options exercised .....  --      --        --      --        2      --        16           --         16
 Net loss .....................  --      --        --      --       --      --        --       (1,034)    (1,034)
                                ----   -----   ------   -----    -----   -----   -------     --------    -------

BALANCE, December 25, 1995       --      --        --      --    7,952       8    40,205       (2,952)    37,261

 Shares issued in connection
   with private placement .....  --      --        --      --      766       1     1,489           --      1,490
 Net loss .....................  --      --        --      --       --      --        --      (22,166)   (22,166)
                                ----   -----   ------   -----    -----   -----   -------     --------    -------

BALANCE, December 30, 1996       --    $ --        --   $  --    8,718   $   9   $41,694     $(25,118)   $16,585
                                ====   =====   ======   =====    =====   =====   =======     ========    =======

  The accompanying notes are an integral part of these consolidated statements

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                         Year Ended
                                                         ------------------------------------------
                                                         December 26,   December 25,   December 30,
                                                            1994           1995           1996
                                                            ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..................................... $  1,285       $ (1,034)       $(22,166)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
  Depreciation and amortization .........................    4,898          5,684           6,036
  Asset impairments and restructuring charges ...........     --             --            20,208
  Changes in assets and liabilities
     Accounts receivable, net ...........................   (1,047)          (378)          1,104
     Inventories ........................................      (63)          (130)             57
     Prepaid expenses ...................................     (316)          (134)            288
     Other assets, net ..................................   (2,719)        (2,187)         (1,380)
     Accounts payable ...................................    2,845         (1,464)            207
     Other accrued liabilities ..........................    5,941          1,365              90
                                                          --------       --------        --------
          Net Cash Flows -- Operating Activities ........   10,824          1,722           4,444
                                                          --------       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash received on note receivable ......................    1,500           --               --
  Payment of accrued acquisition costs ..................   (1,538)          (242)            --
  Net additions to property and equipment ...............   (9,181)        (7,196)         (8,623)
  Cash received from sale-leaseback transaction .........     --            3,213             --
                                                          --------       --------        --------
          Net Cash Flows -- Investing Activities ........   (9,219)        (4,225)         (8,623)
                                                          --------       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock ....................      424         16,186           1,490
  Financing and offering costs paid .....................     (115)        (1,774)            --
  Long term debt borrowings .............................   36,850          3,028           4,506
  Principal payments on long term debt ..................  (36,684)       (13,245)         (3,945)
                                                          --------       --------        --------
          Net Cash Flows -- Financing Activities ........      475          4,195           2,051
                                                          --------       --------        --------

NET CHANGE IN CASH AND CASH EQUIVALENTS .................    2,080          1,692          (2,128)
CASH AND CASH EQUIVALENTS, BEGINNING ....................      969          3,049           4,741
                                                          --------       --------        --------
CASH AND CASH EQUIVALENTS, ENDING ....................... $  3,049       $  4,741        $  2,613
                                                          ========       ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for interest ................ $  2,831       $  5,041        $  2,987
                                                          ========       ========        ========

  The accompanying notes are an integral part of these consolidated statements

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

    Main Street and Main Incorporated (the "Company") is a Delaware corporation engaged in the business of acquiring, developing, and operating restaurants. The Company currently owns 38 T.G.I. Friday's restaurants and one Front Row Sports Grill, and operates eight T.G.I. Friday restaurants under management agreements.

  Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. Certain 1994 and 1995 balances have been reclassified to conform to the 1996 presentation.

  Fiscal Year

    The Company's restaurants operate on a fiscal year that ends on the Monday closest to December 31.

  Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2. ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards -- ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived assets to be Disposed Of", which the Company adopted in 1996. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from an asset to be held and used in operations is less than the carrying value of the asset, an impairment loss must be recognized in the amount of the difference between the carrying value and the fair value. Assets to be disposed of must be valued at the lower of carrying value or fair value less costs to sell.

    During 1996, the Company implemented a long-term business strategy to place more emphasis on its core business and to dispose of underperforming core assets and non-core assets. As a result of implementing this strategy, together with certain events occuring during the year, the Company recognized a restructuring charge and impairments of certain assets as follows (in thousands):


         Impairment of non-core assets .................   $ 6,985
         Impairment of core assets held for disposal ...     8,674
         Impairment of core assets used in operations ..     3,141
         Other restructuring costs .....................     1,408
                                                           -------
                                                           $20,208
                                                           =======

  Impairment of non-core assets

    In December 1993, the Company sold its dairy and food distribution business for $7,500,000, consisting of a promissory note in the amount of $1,500,000, which was paid by January 31, 1994, and a promissory note in the amount of $6,000,000 due on December 31, 1996. The purchase price exceeded the Company's cost basis by approximately $864,000 resulting in a net deferred gain on the disposal, which is included in other liabilities and deferred credits at December 25, 1995. During the second quarter of 1996, the debtor on the $6,000,000 promissory note sold assets related to its dairy operations, which

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

represented a significant portion of the collateral securing the note. The debtor used cash from the sale to pay down senior debt and to provide working capital for its ice cream novelty production facility. The Company converted its promissory note to an equity position in the debtor's business. Due to uncertainty of the business, the Company's promissory note, net of the deferred gain booked at the time of the initial sale, was written down by $4,136,000.

    In May 1991, the Company entered into a five-year management assistance agreement with AsianStar Co., Ltd. ("AsianStar"), a Korean company affiliated with a former director of the Company, to provide management services and
expertise  relative  to  the  development  and  operation  of  T.G.I.   Friday's
restaurants in the Republic of Korea. The management assistance agreement provided for the Company to receive a fee of 3% of the net revenue of the first two restaurants developed in Seoul, Korea. The Company recorded approximately $426,000 and $441,000 of royalty income during 1994 and 1995, respectively. In 1996, the Company finalized an agreement with AsianStar to exchange its receivable, from the recognition of royalty income, for an ownership interest in AsianStar. As a result of the uncertainty of the Korean venture and the estimated length of time before the Company will receive any return on its investment, a $1,000,000 impairment loss was taken during 1996. The Company's investment in the Korean venture is approximately $1,497,000 and $659,000 as of December 25, 1995 and December 30, 1996 respectively, and is included in other assets.

    In addition, the Company determined that property and equipment related to its indoor entertainment center being leased to a third party exceeded its realizable value based on the level of lease payments to be received over the remaining life of the lease, which resulted in an impairment loss of $582,000. The remaining balance of the impairment of non-core assets consists primarily of write downs of real estate that the Company was holding for future restaurant development and now has plans to dispose of within the next 12 months.

  Impairment of core assets held for disposal:

    The Company recorded a $5,541,000 charge to write off property and equipment and pre-opening costs associated with two of the Company's recently developed restaurants. One of the restaurants was a Front Row Sports Grill in Portland, Oregon, and the other was a T.G.I. Friday's restaurant in Denver, Colorado. In addition, the Company took a $1,096,000 impairment loss charge in anticipation of closing a 20 year old T.G.I. Friday's restaurant in southern California. The remaining balance of the impairment loss of $2,037,000 of core assets held for disposal relates to assets of three T.G.I. Friday's that were written down to fair value in anticipation of their disposition.

  Impairment of core assets used in operations:

    In accordance with SFAS No. 121, the Company recorded a charge $3,141,000 related to three of its restaurants where undiscounted cash flows over the remaining term of the lease did not support the carrying value of the assets.

  Other restructuring costs:

    Other restructuring costs include severance, contract termination and professional service costs incurred in conjunction with the restructuring.

3. MANAGEMENT PLANS

    During 1996, the Company had a change in management and implemented a long-term business strategy to enhance its financial position, to place more emphasis on its casual dining business in certain designated areas, to dispose of underperforming assets, and to pursue new restaurant concepts.

    The first step was to strengthen the Company's financial position. This was accomplished by the sale of 1,566,666 shares of Common Stock for $3,000,000 through a private placement transaction, the sale of five restaurants in northern California for $10,575,000, of which $8,000,000 in proceeds were used to

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

repay debt (Notes 4 and 6), and new borrowings of $21.3 million with a repayment period of 15 years. Proceeds from the new borrowings were used primarily to pay off debt with shorter repayment periods (Note 6).

    The Company has also renegotiated its development agreements with TGI Friday's Inc. to reduce the number of T.G.I. Friday's restaurants it is required to build with the intent to focus on those development territories that are most economically favorable (Note 8). The T.G.I. Friday's restaurants currently planned for development will be owned by a third party lender with the Company operating the restaurants and deriving a management fee. This strategy will allow the Company to continue to grow while at the same time deleveraging its balance sheet. In addition, the Company has taken a charge for asset impairments and restructuring to dispose of various non-core assets and write down certain core assets to realizable values (Note 2).

    The next step in the Company's strategy will be to reduce operating costs and expand its restaurant operations. This will entail continuing to build T.G.I. Friday's restaurants and evaluating other concepts in the casual dining segment. The Company has recently become a majority partner in a venture to develop and operate cajun themed restaurants.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements reflect the application of the following accounting policies:

  Cash and Cash Equivalents

    Cash and cash equivalents include funds on hand, short-term money market investments, and certificate of deposit accounts with original maturities within 91 days of purchase.

  Inventories

    Inventories consist primarily of food, beverages and supplies and are stated at cost using the first-in, first-out ("FIFO") method.

  Property and Equipment

    Property and equipment are stated at cost, depreciated on a straight-line basis over the estimated useful lives, and consist of the following (in thousands):

                                           Useful Lives      1995        1996
                                           ------------      ----        ----
Land .....................................       --         $ 2,371     $ 1,234
Building and leasehold improvements ......      5-20         27,178      21,950
Kitchen equipment ........................      5-7           9,684       7,858
Restaurant equipment .....................      5-10          4,145       3,539
Smallwares and decor .....................      5-10          5,414       4,410
Office equipment and furniture ...........      5-7           1,557       1,498
Equipment under capital leases ...........       7              397         357
                                                           --------    --------
                                                             50,746      40,846
Less: Accumulated depreciation and
 amortization ............................                   (8,636)    (10,520)
                                                           --------    --------
                                                             42,110      30,326
Construction in progress .................                    1,994       1,836
                                                           --------    --------
  Total ..................................                  $44,104     $32,162
                                                           ========    ========

  Assets Held for Disposal

    On January 16, 1997, the Company sold five restaurants in northern California for $10,575,000 in cash and entered into a Management Agreement and Master Incentive Management Agreement with the

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

buyer to manage the restaurants (the "Northern California Sale"). This transaction resulted in a gain before taxes of approximately $1,800,000, which will be recognized in the first quarter of 1997. Of the total proceeds, $8,000,000 was used to reduce the Company's Term Loan with the balance used for working capital purposes (Note 6). The net carrying value of the five restaurants sold was approximately $8,669,000 at December 30, 1996 and is included in assets held for disposal. The remaining balance of assets held for disposal consists of the net assets of three T.G.I. Friday's restaurants that will be disposed of within the next 12 months.

  Franchise Costs

    The Company has paid certain franchise costs for the exclusive right to operate restaurants in its franchise territories. These costs are being amortized on a straight-line basis and consist of the following (in thousands):

                                               Amortization
                                                  Period     1995       1996
                                                  ------     ----       ----
Franchise fees and license costs ...............   20-30   $ 24,382   $ 18,430
Prepaid franchise fees .........................      --        198         30
                                                           --------    --------
                                                             24,580      18,460
Less: Accumulated amortization .................             (1,819)     (2,042)
                                                           --------    --------
  Total ........................................           $ 22,761    $ 16,418
                                                           ========    ========

    Franchise fees and license costs represent the value assigned to the franchise agreements in the regions acquired and to the licenses to operate the restaurants. These agreements provide for an initial term of 20 years with two renewal terms of 10 years each. Prepaid franchise fees relate to the restaurants the Company is committed to develop under the terms of the development agreements (Note 8).

  Pre-opening Costs

    The Company defers certain start-up costs directly related to the opening of new restaurants. Pre-opening costs of approximately $403,000 and $148,000 as of December 25, 1995 and December 30, 1996, respectively, are included in other assets in the consolidated balance sheets.

    The Company's policy is to amortize pre-opening costs over 12 months commencing with the opening of each new restaurant. Amortization of pre-opening costs was approximately $760,000, $640,000 and $318,000 (excluding amounts included in the restructuring charge) in 1994, 1995, and 1996, respectively.


  Other Accrued Liabilities

    Other accrued liabilities consist of the following (in thousands):


                                                         1995      1996
                                                         ----      ----
        Bank overdraft .............................   $ 1,658   $ 2,432
        Accrued payroll ............................     1,773     2,429
        Accrued losses on assets held for disposal .      --       1,572
        Accrued sales tax ..........................     1,295       861
        Accrued interest ...........................       727       946
        Other accrued liabilities ..................     3,488     3,068
                                                       -------   -------
          Total ....................................   $ 8,941   $11,308
                                                       =======   =======

  Income Taxes

    The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards 109, Accounting for Income Taxes. Under the liability method, deferred taxes are provided based on the temporary differences between the financial reporting

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

basis and the tax basis of the Company's assets and liabilities, using enacted tax rates in the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

  Net Income (Loss) Per Share

    The calculation of net loss per share for 1995 and 1996 is based on the weighted average shares outstanding. The calculation of net income per share for 1994 includes dilutive common stock equivalents.

5. INCOME TAXES

    Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes. In 1995 and 1996, the Company generated net operating losses and in 1994, the Company utilized net operating losses. The effect of temporary differences and carryforwards that gave rise to deferred tax balances at December 25, 1995 and December 30, 1996 were as follows (in thousands):

                                                                       Tax Carry
                                           Temporary    Differences   Forwards and   Net Deferred
December 25, 1995                          Deductible     Taxable      Carrybacks     Tax Assets
-----------------                          ----------     -------      ----------     ----------
Excess tax over book depreciation and       $    --       $(3,157)     $     --        $  (3,157)
 amortization
Provision for estimated expenses ....            894          --             --              894
Other ...............................            352         (502)           --             (150)
Net operating loss carryforward .....            --           --           2,842           2,842
General business and AMT credits ....            --           --           1,377           1,377
Valuation reserve ...................            --           --          (1,492)         (1,492)
                                            --------      -------      ---------       ---------
     Total ..........................       $  1,246      $(3,659)     $   2,727       $     314
                                            ========      =======      =========       =========

                                                                       Tax Carry
                                           Temporary    Differences   Forwards and   Net Deferred
December 30, 1996                          Deductible     Taxable      Carrybacks     Tax Assets
-----------------                          ----------     -------      ----------     ----------
Excess tax over book depreciation ......... $    --       $(3,301)     $     --        $ (3,301)
Provision for estimated expenses ..........    1,363          --             --           1,363
Asset impairments and restructuring charges    6,955          --             --           6,955
Other .....................................      --          (491)           --            (491)
General business and AMT credits ..........      --           --           2,117          2,117
Net operating loss carryforward ...........      --           --           4,461          4,461
Valuation reserve .........................      --           --         (10,790)       (10,790)
                                            --------      -------      ---------       --------
     Total ................................ $  8,318      $(3,792)     $  (4,212)      $    314
                                            ========      =======      =========       ========

    The amounts recorded as net deferred tax assets at December 25, 1995 and December 30, 1996 are included as a component of other assets in the consolidated balance sheets. The remaining net deferred tax asset as of December 30, 1996 consists primarily of the benefits to be obtained from the use of net operating loss carryforwards and credits expected to be realized in the future.

    In 1994, the Company's tax provision was fully offset by the reversal of prior year valuation allowances. The Company did not recognize for financial reporting purposes any benefits related to net operating losses generated during 1995 and 1996.

    At December 30, 1996, the Company had approximately $11,150,000 of net operating loss carryforwards to be used to offset future income for income tax purposes. These carryforwards expire in the years 2005 to 2011.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

    Reconciliations of the federal income tax rate to the Company's effective tax rate were as follows:
                                                       1995       1996
                                                      ------     ------
       Statutory federal rate .....................   (34.0)%    (34.0)%
       State taxes, net of federal benefit ........    (6.0)      (6.0)
       Nondeductible expenses .....................    29.0        1.4
       Benefit of FICA credit .....................   (69.6)      (3.3)
       Change in valuation allowance ..............    80.6       41.9
                                                      ------     ------
                                                        0.0%       0.0%
                                                      ======     ======
6. LONG-TERM DEBT

    Long-term debt, shown on a historical and proforma basis to reflect a refinancing subsequent to December 30, 1996, consists of the following (in thousands):

                                                                                         1996
                                                                                 --------------------
                                       Maturity
                                         Dates      Interest Rates      1995     Historical  Proforma
                                       ---------   ----------------   --------   ----------  --------
Term Loan ..........................     2002      2.8% over LIBOR    $ 30,000    $ 26,500    $    --
Term Loan ..........................     2012      3.2% over LIBOR         --          --       21,300
TGI Friday's note payable ..........     1997            12%             1,817       1,817         --
Other notes payable ................   1999-2015      9.96 - 11%         3,698       7,839       7,839
Capital Leases .....................     1999           11.5%              256         176         176
                                                                      --------    --------    --------
                                                                        35,771      36,332      29,315
Less current portion ...............                                    (4,567)     (2,523)     (2,523)
                                                                      --------    --------    --------
Total ..............................                                  $ 31,204    $ 33,809    $ 26,792
                                                                      ========    ========    ========

    The note evidencing the Term Loan bore interest at the London Interbank Offered Rate ("LIBOR") plus 280 basis points (8.6% as of March 31, 1997) and was payable in quarterly installments of $750,000 with a final payment due upon maturity on September 30, 2002. The Term Loan contained certain financial covenants relative to debt service coverage, capital expenditures and other ratios. In addition, the Company was required to maintain a minimum cash balance and limit the incurrence of certain liens or encumbrances. The Company was not in compliance with certain covenants and provisions of the Term Loan at December 30, 1996.

    Subsequent to December 30, 1996, the Term Loan was repaid with $8,000,000 of proceeds from the Northern California Sale (Note 4) and with proceeds from new borrowings. The new borrowings, consist of three notes from one lender, total $21,300,000, bear interest at LIBOR plus 320 basis points (8.9% at March 31, 1997), and are payable in equal monthly installments of principal and interest of approximately $216,000 (combined) until the notes are paid in full on May 1, 2012. Proceeds from the new borrowings were also used to repay the TGI Friday's note, including accrued interest of $301,000, with the remaining proceeds used for general corporate purposes. The early extinguishment of the Term Loan resulted in an extraordinary loss of approximately $1,600,000 before income taxes, which will be recognized in the first quarter of fiscal 1997. The Company currently finances equipment and leasehold improvements at restaurants it develops. These notes range from $400,000 to $950,000, have interest rates ranging from 10% to 11%, and require monthly principal and interest payments.

    The new borrowings are secured by 16 T.G.I. Friday's restaurants and contain a financial covenant relative to a fixed charge coverage ratio with which the Company currently is in compliance. In addition, nine T.G.I. Friday's restaurants and the Front Row Sports Grill have been pledged as collateral for other debt.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


    Maturities of long-term debt, giving effect to the new borrowings discussed above, are as follows (in thousands):

                 1997 .......................   $ 2,523
                 1998 .......................     1,497
                 1999 .......................     1,502
                 2000 .......................     1,564
                 2001 .......................     2,054
                 Thereafter..................    20,175
                                                -------
                   Total.....................   $29,315
                                                =======

7. STOCKHOLDERS' EQUITY

    On September 29, 1995, the Company sold 3,750,000 shares of its Common Stock in connection with a public offering and an additional 562,500 shares of its Common Stock on October 30, 1995 pursuant to the exercise of the Underwriter's over-allotment option. The net proceeds to the Company from this offering were approximately $15,678,000, after deducting estimated offering expenses and underwriting discounts and commissions. The Company used a portion of the net proceeds to retire indebtedness and the remaining proceeds to develop new restaurants and to provide funds for general corporate purposes.

    During 1996, the Company sold 766,666 shares of its Common Stock to two officers of the Company for $1,500,000. Subsequent to December 30, 1996, the Company sold 1,250,000 shares of its Common Stock to various investors, including 500,000 shares purchased by two officers of the Company, for total proceeds of $2,500,000.

  Stock Options

    In July 1990, the Company's Board of Directors approved a stock option plan ("the 1990 Plan"). The 1990 Plan provides for issuance of up to 250,000 options to acquire shares of the Company's Common Stock. The options are intended to qualify as incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986 or as options which are not intended to meet the requirements of such section (non-statutory stock options) and may include stock appreciation rights, restricted stock awards, phantom stock, performance shares or non-employee director's options.

    The exercise price of all incentive stock options granted under the 1990 Plan must be at least equal to the fair market value of such shares as of the date of grant or, in the case of incentive stock options granted to the holder of 10% or more of the Company's Common Stock, at least 110% of the fair market value of such shares on the date of grant. The exercise price of all non-statutory stock options granted under the 1990 Plan shall be determined by the Board of Directors of the Company at the time of grant. The maximum exercise period for which the options may be granted is 10 years from the date of grant (five years in the case of incentive stock options granted to an individual owning more than 10% of the Company's Common Stock).

    In January 1996, the Company adopted a new stock option plan ("the 1995 Plan"), with terms comparable to the 1990 Plan, covering 325,000 shares of Common Stock.

    During 1996, the Company canceled all outstanding options and granted new options under the 1990 and 1995 Plans. In addition, the Company's Board of Directors approved the issuance of 1,250,000 non-statutory stock options to three of the Company's officers.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

    Stock option information as of December 26, 1994, December 25, 1995 and December 1994 is as follows

                                                     1994                1995                1996
                                                --------------     ----------------    ----------------
                                                          Wtd.                 Wtd.                Wtd.
                                                          Avg.                 Avg.                Avg.
                                                Shares   Price     Shares     Price    Shares     Price
                                                ------   -----     ------     -----    ------     -----
Options outstanding at beginning of period     248,225   $12.75   173,037     $12.74    118,413   $12.93
Granted ..................................      31,863    12.00      --          --   1,668,500     3.25
Exercised ................................      42,500     8.56     2,500       6.52       --        --
Canceled .................................      64,551    15.14    52,124      12.60    190,413     9.42
                                               -------            -------             ---------
Options outstanding at end of period .....     173,037    12.74   118,413      12.93  1,596,500     3.40
                                               =======            =======             =========
Exercisable at end of period .............      86,847    11.88    86,469      12.85    350,000     2.00
                                               =======            =======             =========
Weighted average fair value of options
  granted ................................         N/A                N/A             $    0.59
                                               =======            =======             =========

    The Company accounts for stock options granted to employees, officers, and directors in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, the Company's 1996 proforma net loss and pro forma loss per share would have been $22,451,000 and $2.77 per share, respectively. There were no options granted in 1995.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996: risk-free interest rates of 5.8%; expected dividend yields of zero; expected lives at 3.5 years; expected volatility of 40.7%.

  Common Stock Warrants

    As of December 25, 1995 and December 30, 1996 the Company had outstanding warrants to acquire its securities as follows:

                                                                                 1995       1996
                                                                                 ----       ----
Common Stock to be acquired by warrants; exercisable at $9.60
  through September 1996; non-callable .....................................    27,500       --
Common Stock to be acquired by warrants; exercisable at $20.00
  through September 1996; non-callable .....................................    28,899       --
Common Stock to be acquired by warrants issued to a former
  Director; exercisable at $20.00 through June 1997; non-callable  .........    68,182     68,182
Common Stock to be acquired by warrants issued to various Company
  employees; exercisable at $12.50 through July 1997; non-callable  ........    93,750     93,750
Common Stock to be acquired by warrants issued to lenders in connection with the Term Loan; exercisable at $10.35 through March
 2004; callable ............................................................   193,192    202,898
                                                                               -------    -------
  Total ....................................................................   411,523    364,830
                                                                               =======    =======

8. COMMITMENTS AND CONTINGENCIES

  Development Agreements

    The Company was obligated under five separate development agreements to open 42 new T.G.I. Friday's restaurants through 2002. The development agreements give TGI Friday's Inc. certain remedies in the event the Company fails to timely comply with the development agreements, including the right under certain circumstances, to reduce the number of restaurants the Company may develop in the related franchised territory, or terminate the Company's exclusive rights to develop restaurants in the related franchised territory. The Company and TGI Friday's Inc. have agreed to reduce the number of new T.G.I. Friday's restaurants the Company is required to open through 2002 to 36. The Company will

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

retain its exclusive development territories of Arizona, Nevada, New Mexico, northern California and the Kansas City metropolitan area, but will no longer develop new T.G.I. Friday's in Colorado, Washington and Oregon. The Company and TGI Friday's Inc. will each develop restaurants in the San Diego and Los Angeles, California area.

  Franchise, License and Marketing Agreements

    In accordance with the terms of the T.G.I. Friday's restaurant franchise agreements, the Company is required to pay franchise fees of $50,000 for each restaurant opened. The Company is also required to pay a royalty of up to 4% of gross sales. Royalty expense was approximately $4,419,000, $4,800,000, and $4,850,000 under these agreements during 1994, 1995 and 1996, respectively. In addition, the Company could be required to spend up to 4% of gross sales on marketing, although during 1996 it was only required to pay up to 1.7% of gross sales. Marketing expense under these agreements was approximately $1,788,000, $2,360,000 and $1,554,000 during 1994, 1995 and 1996, respectively.

  Operating Leases

    The Company leases land and restaurant facilities, under operating leases having terms expiring at various dates through March 2015. The restaurant leases have from two to three renewal clauses of five years each at the option of the Company and have provisions for contingent rentals based upon percentage of gross sales as defined. The Company's minimum future lease payments as of December 30, 1996 were as follows (in thousands):


                 1997 .......................   $ 6,434
                 1998 .......................     6,472
                 1999 .......................     6,316
                 2000 .......................     6,463
                 2001 .......................     6,538
                 Thereafter..................    63,536
                                                -------
                   Total.....................   $95,759
                                                =======

    Rental expense during 1994, 1995 and 1996 was approximately $5,160,000, $5,872,000, and $6,299,000, respectively. In addition, the Company paid contingent rentals of $463,000, $433,000 and $539,000 during 1994, 1995 and
1996, respectively.

  Contingencies

    In the normal course of business, the Company is named as a defendant in various litigation matters. In management's opinion, the ultimate resolution of these matters will not have a material impact on the Company's financial statements.

    The Company is also subject, from time to time, to audit by various taxing authorities reviewing the Company's income, property, sales, use and payroll taxes. Management believes that any findings from such audits will not have a material impact on its financial statements.

9. BENEFIT PLANS

    The Company maintains a 401(k) Savings Plan for all of its employees. The Company currently matches 25% of the participants' contributions for the first 6% of the participants' compensation. Contributions by the Company were approximately $165,000, $71,000 and $79,000 during 1994, 1995 and 1996, respectively.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

10. RELATED PARTY TRANSACTIONS

    In December 1993, the Company entered into a five-year lease agreement for corporate office space with an entity controlled by two officers of the Company. The lease provides for annual rent of approximately $172,000 in 1997 and $175,000 in 1998. Approximately $161,000, $166,000 and $169,000 was paid in rent during 1994, 1995 and 1996, respectively.
                                      F-16