Form 10-Q
period 1997-03-31
MAIN STREET & MAIN INC
filed 1997-05-13
CIK 847466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly Period Ended March 31, 1997

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

Number of shares of common stock, .001 par value, of registrant outstanding at March 31, 1997: 9,968,491

                        MAIN STREET AND MAIN INCORPORATED
--------------------------------------------------------------------------------
                                      INDEX



PART 1.   FINANCIAL INFORMATION

Item 1. Financial Statements - Main Street and Main Incorporated

               Consolidated Balance Sheets - March 31, 1997 and
               December 30, 1996                                               3

               Consolidated Statements of Operations - Three Months
               Ended March 31, 1997 and April 1, 1996                          4

               Consolidated Statements of Cash Flows - Three Months
               Ended March 31, 1997 and April 1, 1996                          5

               Notes to Consolidated Financial Statements -                    6
               March 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                  8

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      11


SIGNATURES                                                                    11

                        MAIN STREET AND MAIN INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                              March 31, 1997          December 30, 1996
                                                              --------------          -----------------
                                                               (Unaudited)
ASSETS
Current Assets:
       Cash and cash equivalents                             $        3,500            $        2,613
       Accounts receivable, net                                       1,444                     1,248
       Inventories                                                    1,213                     1,275
       Prepaid expenses                                                 179                       173
       Assets held for disposal, net                                  1,736                    10,929
                                                             --------------            --------------
                  Total current assets                                8,072                    16,238

Property and equipment, net                                          32,156                    32,162
Other assets, net                                                     3,463                     4,780
Franchise costs, net                                                 16,257                    16,418
Notes receivable                                                      1,250                     1,250
                                                             --------------            --------------
                                                             $       61,198            $       70,848
                                                             ==============            ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Current portion of long-term debt                     $        1,387            $        2,523
       Accounts payable                                               2,757                     3,750
       Other accrued liabilities                                      8,788                    11,308
                                                             --------------            --------------
                  Total current liabilities                          12,932                    17,581
                                                             --------------            --------------

Long-term debt, net of current portion                               25,664                    33,809
                                                             --------------            --------------

Other liabilities and deferred credits                                2,920                     2,873
                                                             --------------            --------------

Commitments and contingencies

Stockholders' Equity:
Common stock, $.001 par value, 40,000,000 shares
       authorized; 9,968,491 and 7,951,825 shares
       issued and outstanding in 1997 and 1996,                          10                         9
       respectively
Additional paid-in capital                                           44,176                    41,694
Accumulated deficit                                                 (24,504)                  (25,118)
                                                             ---------------           --------------
                                                                     19,682                    16,585
                                                             --------------            --------------

                                                             $       61,198            $       70,848
                                                             ==============            ==============

        The accompanying notes are an integral part of these consolidated balance sheets.

                        MAIN STREET AND MAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                         Three Months Ended
                                                                         ------------------
                                                              March 31, 1997            April 1, 1996
                                                              --------------            -------------
Revenue                                                       $      26,548               $    33,251
                                                              -------------               -----------

Restaurant Operating Expenses:
    Cost of sales                                                     7,440                     9,459
    Payroll and benefits                                              8,165                    10,234
    Depreciation and amortization                                       880                     1,175
    Other operating expenses                                          7,551                     9,525
                                                              -------------               -----------
       Total restaurant operating expenses                           24,036                    30,393
                                                              -------------               -----------

Income from restaurant operations                                     2,512                     2,858

Other Operating (Income) Expenses:
    Depreciation and amortization                                       209                       386
    General and administrative expenses                               1,008                       958
    Gain on disposal of assets                                       (1,595)                      ---
                                                              -------------               -----------

Operating income                                                      2,890                     1,514

    Interest expense, net                                               638                       815
                                                              -------------               -----------

       Net income before taxes                                        2,252                       699

       Income tax expense                                               ---                       ---
                                                              -------------               -----------

       Net income before extraordinary item                           2,252                       699

       Extraordinary loss from debt extinguishment                    1,638                       ---
                                                              -------------               -----------

Net income                                                    $         614               $       699
                                                              =============               ===========

Net Income Per Share:
    Net income before extraordinary item                      $        0.22               $      0.09
    Extraordinary loss from debt extinguishment                       (0.16)                      ---
                                                              -------------               -----------

          Net income                                          $        0.06               $      0.09
                                                              =============               ===========

Weighted average shares outstanding                                   9,968                     7,952
                                                              =============               ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                       MAIN STREET AND MAIN INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                                         Three Months Ended
                                                                         ------------------
                                                                March 31, 1997            April 1, 1996
                                                                --------------            -------------
Cash Flows From Operating Activities
    Net Income                                                  $       614               $       699
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                  1,089                     1,561
       Gain on disposal of assets                                    (1,595)                      ---
       Extraordinary loss from debt extinguishment                    1,638                       ---
       Changes in assets and liabilities:
         Accounts receivable                                           (196)                    1,069
         Inventories                                                     62                        39
         Prepaid expenses                                                (6)                       53
         Other assets                                                  (152)                     (322)
         Accounts payable                                              (993)                   (1,516)
         Other liabilities                                           (2,473)                     (944)
                                                                -----------               -----------
            Net Cash Flows - Operating Activities                    (2,012)                      639
                                                                -----------               -----------

Cash Flows From Investing Activities:
    Investments in affiliates                                          (250)                      ---
    Net additions to property and equipment                            (841)                   (2,109)
    Sale of assets held for disposition                              10,788                       ---
                                                                -----------               -----------
             Net Cash Flows - Investing Activities                    9,697                    (2,109)
                                                                -----------               -----------

Cash Flows From Financing Activities:
    Proceeds from sale of common stock                                2,483                       ---
    Long-term debt borrowing under credit facilities                    254                     1,250
    Principal payments on long-term debt                             (9,535)                   (1,587)
                                                                -----------               -----------
              Net Cash Flows -  Financing Activities                 (6,798)                     (337)
                                                                -----------               -----------

Net change in cash and cash equivalents                                 887                    (1,807)

Cash and cash equivalents, beginning                                  2,613                     4,741
                                                                -----------               -----------

Cash and cash equivalents, end                                  $     3,500               $     2,934
                                                                ===========               ===========

Supplemental Disclosure of Cash Flow Information
    Cash paid during the period for interest                    $     1,172               $     1,376
                                                                ===========               ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                        MAIN STREET AND MAIN INCORPORATED

                   Notes to Consolidated Financial Statements

                                 March 31, 1997
                                   (Unaudited)

1. The financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management of the Company believes that the disclosures are adequate to make the information presented not misleading. For a complete description of the accounting policies, see the Company's Form 10-K Report for the year ended December 30, 1996.

2. The Company's restaurants operate on a fiscal quarter of 13 weeks. The quarter ended April 1, 1996 was a 14-week period rather than the normal 13-week period.

3. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for a full year.

4. On January 16, 1997, the Company sold five restaurants in Northern California (the "Northern California Sale") for $10,575,000 in cash and entered into a Management Agreement with the buyer to manage the restaurants. This transaction resulted in a gain before taxes of approximately $1,595,000. Of the total proceeds, $8,000,000 was used to reduce the Company's Term Loan with the balance used for working capital purposes.

5. During 1997, $26,500,000 of debt was repaid with proceeds from the Northern California Sale and with proceeds from new borrowings. The new borrowings consist of three notes from one lender, total $21,300,000, bear interest at LIBOR plus 320 basis points (8.9% at March 31, 1997), and are payable in equal monthly installments of principal and interest of approximately $222,000 (combined) until the notes are paid in full on May 1, 2012. Proceeds from the new borrowings were also used to repay the TGI Friday's, Inc. note (including accrued interest) of $1,876,000 with the remaining proceeds used for general corporate purposes. The early extinguishment of the debt resulted in an extraordinary loss of approximately $1,638,000 before taxes.

6. In January 1997, the Company sold 1,250,000 shares of its Common Stock to various investors, including 500,000 shares purchased by two officers of the Company, for total proceeds of $2,500,000.

7. The Company entered into a joint venture with Restaurant Development Group, Inc., ("RDG") for the development and operation of Redfish restaurants ("Redfish Restaurants"), a cajun seafood restaurant and bar concept developed by RDG. The Company and RDG formed Redfish America, a jointly owned limited liability company, and entered into an agreement pursuant to which RDG contributed to Redfish America their ownership of the Chicago Redfish Restaurant, their leasehold rights to the Wheaton, Illinois premises and the Cincinnati, Ohio premises that will be developed into Redfish Restaurants, and the rights to the Redfish name and concept and the Company contributed $500,000 ($250,000 of which was funded during the quarter ended March 31, 1997) and its leasehold rights to the Denver premises that will be developed into a Redfish Restaurant. In addition, the Company agreed to lend Redfish America up to $575,000 to complete the development of the Wheaton, Cincinnati and Denver Redfish Restaurants. RDG will manage the Redfish Restaurants.

8. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share ("EPS"), which supersedes Accounting Principal Board Opinion No. 15, the existing authoritative guidance. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. The new statement modifies the calculations of primary and fully diluted EPS and replaces them with basic and diluted EPS. The Company has determined that adoption of SFAS 128 will not have a material impact on its previous or current reported EPS data.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to total revenue:


                                                   March 31, 1997  April 1, 1996
                                                   --------------  -------------

Revenue                                                  100.0%         100.0%

Restaurant Operating Expenses:
    Cost of sales                                         28.0           28.4
    Payroll and benefits                                  30.8           30.8
    Depreciation and amortization                          3.3            3.5
    Other operating expenses                              28.4           28.7
                                                      --------      ---------
       Total restaurant operating expenses                90.5           91.4
                                                      --------      ---------

Income from restaurant operations                          9.5            8.6

Other Operating (Income)Expenses:
    Depreciation and amortization                          0.8            1.2
    General and administrative expenses                    3.8            2.9
    Gain on disposal of assets                            (6.0)           ---
                                                      --------      ---------
Operating income                                          10.9            4.5

     Interest expense, net                                 2.4            2.4
                                                      --------      ---------

Net income before taxes                                    8.5%           2.1%
                                                      ========      =========

Revenue for the three months ended March 31, 1997 decreased by 20.2% to $26,548,000 compared to $33,251,000 in the comparable period in 1996. This decrease was due primarily to the sale of five restaurants in northern California in January 1997 (See Note 4 of Notes to Consolidated Financial Statements). In addition, a 3.9% decline in same store sales during the three-month period ended March 31, 1997 and an additional week in the comparable year-ago period contributed to the overall decline in sales. Included in revenue for the three months ended March 31, 1997 is $142,000 in management fees derived from the Company's agreements to manage the five restaurants sold in northern California along with three restaurants the Company manages in Louisiana.

Cost of sales decreased as a percentage of revenue to 28.0% in the three months ended March 31, 1997 from 28.4% in the comparable period in 1996. The decrease resulted from a menu price increase, a continued focus on reducing cost of sales, and management fee income included in revenue which has no corresponding direct cost.

Labor costs as a percentage of revenue were 30.8% in the three months ended March 31, 1997, unchanged from the comparable period in 1996. Increases in labor costs as a percentage of revenue resulting from an increase in minimum wage of $0.50 per hour and the decline in same store sales in relation to the fixed component of labor costs were offset by a menu price increase and better controls on managing labor costs.

Other operating expenses decreased as a percentage of revenue to 28.4% in the three months ended March 31, 1997 from 28.7% in the comparable period in 1996. This decrease was a result of lower supplies and insurance costs, which was partially offset by an increase in contributions to a national marketing pool administered by TGI Friday's Inc.

In total, depreciation and amortization decreased as a percentage of revenue to 4.1% in the three months ended March 31, 1997 from 4.7% in the same period in 1996 due primarily to the write-offs in the fourth quarter of 1996 related to asset impairments.

General and administration expenses increased as a percentage of revenue to 3.8% in the three months ended March 31, 1997 from 2.9% in the same period in 1996. This increase relates primarily to the relative fixed nature of these expenses in comparison to the overall decline in revenue.

Interest expense was $638,000 in the three months ended March 31, 1997 compared to $815,000 in the same period of 1996. This decrease was a result of the retirement of $8.0 million of indebtedness with the proceeds from the sale of five restaurants in northern California in January 1997.

No income tax provision was recorded in 1997 or 1996 due to the availability of net operating loss carryforwards. At December 30, 1996, the Company had approximately $11,150,000 of net operating loss carryforwards to be used to offset future income for income tax purposes.

Liquidity and Capital Resources

The Company's current liabilities exceed its current assets due in part to cash expended on the Company's development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days. At March 31, 1997, the Company had a cash balance of $3,500,000 and monthly cash receipts have been sufficient to pay all obligations as they become due.

During 1997, $26,500,000 of debt was repaid with proceeds from the sale of five restaurants in northern California and with proceeds from new borrowings. The new borrowings, consisting of three notes from one lender, total $21,300,000, bear interest at LIBOR plus 320 basis points (8.9% at March 31, 1997), and are payable in equal monthly installments of principal and interest of approximately $222,000 (combined) until the notes are paid in full on May 1, 2012. Proceeds from the new borrowings were also used to repay the TGI Friday's Inc. note (including accrued interest) of $1,876,000, with the remaining proceeds used for general corporate purposes.

The Company plans to develop eight additional T.G.I. Friday's restaurants by the end of 1998. These restaurants will be owned by a third party that will fund all development costs. The Company will operate the restaurants, receive a management fee, and participate in excess cash flows.

The Company leases its restaurants with terms ranging from 10 to 20 years. Minimum payments on the Company's existing lease obligations are approximately $6,400,000 per year through 2001.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)         Exhibits.  None

         (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1997











                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Main Street and Main Incorporated



Dated:      May 9, 1997                 /s/ Bart A. Brown Jr.
                                        ----------------------------------------
                                        Bart A. Brown Jr., President and
                                        Chief Executive Officer



Dated:      May 9, 1997                  /s/ Mark C. Walker
                                        ----------------------------------------
                                        Mark C. Walker, Chief Financial Officer,
                                        Vice President Finance, Secretary and
                                        Treasurer