Form 10-Q
period 1997-06-30
MAIN STREET & MAIN INC
filed 1997-08-05
CIK 847466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

QUARTERLY  REPORT UNDER SECTION 13 OR 15 (D) OF THE  SECURITIES  EXCHANGE ACT OF
1934

For the quarterly Period Ended June 30, 1997

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

Number of shares of common stock, .001 par value, of registrant outstanding at June 30, 1997: 9,969,441

                        MAIN STREET AND MAIN INCORPORATED
================================================================================
                                      INDEX



PART 1.  FINANCIAL INFORMATION

Item 1.    Financial Statements - Main Street and Main Incorporated

                  Consolidated Balance Sheets - June 30, 1997 and
                  December 30, 1996                                            3

                  Consolidated Statements of Operations - Three Months
                  and Six Months Ended June 30, 1997 and July 1, 1996          4

                  Consolidated Statements of Cash Flows - Six                  5
                  Months Ended June 30, 1997 and July 1, 1996

                  Notes to Consolidated Financial Statements -                 6
                  June 30, 1997

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               8

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                   11


SIGNATURES                                                                    11

                        MAIN STREET AND MAIN INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                              June 30, 1997           December 30, 1996
                                                              -------------           -----------------
                                                               (Unaudited)
ASSETS
Current Assets:
       Cash and cash equivalents                             $        6,447            $        2,613
       Accounts receivable, net                                       2,002                     1,248
       Inventories                                                    1,310                     1,275
       Prepaid expenses                                                 287                       173
       Assets held for disposal, net                                    906                    10,929
                                                             --------------            --------------
                  Total current assets                               10,952                    16,238

Property and equipment, net                                          31,044                    32,162
Other assets, net                                                     4,804                     4,780
Franchise costs, net                                                 15,878                    16,418
Notes receivable                                                      1,250                     1,250
                                                             --------------            --------------
                                                             $       63,928            $       70,848
                                                             ==============            ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
       Current Liabilities:
       Current portion of long-term debt                     $        1,556            $        2,523
       Accounts payable                                               2,143                     3,750
       Other accrued liabilities                                      9,784                    11,308
                                                             --------------            --------------
                  Total current liabilities                          13,483                    17,581
                                                             --------------            --------------

Long-term debt, net of current portion                               26,897                    33,809
                                                             --------------            --------------

Other liabilities and deferred credits                                3,005                     2,873
                                                             --------------            --------------

Commitments and contingencies                                           ---                       ---


Stockholders' Equity:
Common stock, $.001 par value, 40,000,000 shares
       authorized; 9,969,441 and 8,718,491 shares                        10                         9
Additional paid-in capital                                           44,176                    41,694
Accumulated deficit                                                 (23,643)                  (25,118)
                                                             ---------------           --------------
                                                                     20,543                    16,585
                                                             --------------            --------------

                                                             $       63,928            $       70,848
                                                             ==============            ==============

                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                        MAIN STREET AND MAIN INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                                Three Months Ended                    Six Months Ended
                                                ------------------                    ----------------
                                             June 30, 1997 July 1, 1996           June 30, 1997 July 1, 1996
                                             ------------- ------------           ------------- ------------
Revenue                                        $ 28,981     $ 30,668                 $ 55,529     $ 63,919
                                               --------     --------                 --------     --------

Restaurant Operating Expenses:
    Cost of sales                                 8,309        8,747                   15,749       18,206
    Payroll and benefits                          8,697        9,546                   16,862       19,780
    Depreciation and amortization                 1,028        1,055                    1,908        2,230
    Other operating expenses                      8,120        8,968                   15,671       18,493
                                               --------     --------                 --------     --------
       Total restaurant operating expenses       26,154       28,316                   50,190       58,709
                                               --------     --------                 --------     --------

Income from restaurant operations                 2,827        2,352                    5,339        5,210

    Depreciation and amortization                   219          350                      428          736
    General and administrative expenses           1,104        1,047                    2,112        2,005
    Gain on disposal of assets                     --           --                     (1,595)        --
    Restructuring charge                           --          7,448                     --          7,448
                                               --------     --------                 --------     --------

Operating income (loss)                           1,504       (6,493)                   4,394       (4,979)

    Interest expense, net                           643          795                    1,281        1,610
                                               --------     --------                 --------     --------

       Net income (loss) before taxes               861       (7,288)                   3,113       (6,589)

       Income tax expense                          --           --                       --           --
                                               --------     --------                 --------     --------

       Net income (loss) before
       extraordinary item                           861       (7,288)                   3,113       (6,589)

       Extraordinary loss from debt
       extinguishment                              --           --                      1,638         --
                                               --------     --------                 --------     --------

       Net income (loss)                       $    861     $ (7,288)                $  1,475     $ (6,589)
                                               ========     ========                 ========     ========

Net Income (Loss) Per Share:
       Net income (loss) before
       extraordinary item                      $   0.09     $  (0.92)                $   0.31     $  (0.83)
       Extraordinary loss from debt
       extinguishment                              --           --                      (0.16)        --
                                               --------     --------                 --------     --------


       Net income (loss)                       $   0.09     $  (0.92)                $   0.15     $  (0.83)
                                               ========     ========                 ========     ========

Weighted average shares outstanding               9,997        7,952                    9,897        7,952
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

                        MAIN STREET AND MAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                               Six Months Ended
                                                                               ----------------
                                                                     June 30, 1997          July 1, 1996
                                                                     -------------          ------------
Cash Flows From Operating Activities:
    Net income                                                         $  1,475              $ (6,589)
    Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                                      2,336                 2,966
       Gain on disposal of assets                                        (1,595)                 --
       Extraordinary loss from debt extinguishment                        1,638                  --
       Restructuring charge                                                --                   7,448
    Changes in assets and liabilities excluding effects
     of business combination:
         Accounts receivable                                               (726)                1,192
         Inventories                                                         34                   (45)
         Prepaid expenses                                                  (114)                  (98)
         Other assets                                                      (388)                 (597)
         Accounts payable                                                (1,691)               (1,282)
         Other liabilities                                               (1,502)                 (104)
                                                                       --------              --------
            Net Cash Flows - Operating Activities                          (533)                2,891
                                                                       --------              --------

Cash Flows From Investing Activities:
     Cash paid to acquire assets through business
      combination                                                          (880)                 --
     Net additions to property and equipment                             (1,838)               (4,485)
     Cash received from sale-leaseback transaction                        1,641                  --
     Sale of assets held for disposition, net                            10,788                  --
                                                                       --------              --------
            Net Cash Flows - Investing Activities                         9,711                (4,485)
                                                                       --------              --------

Cash Flows From Financing Activities:
    Proceeds from sale of common stock                                    2,483                  --
    Long-term debt borrowing under credit facilities                     21,554                 2,100
    Principal payments on long-term debt                                (29,381)               (1,758)
                                                                       --------              --------
            Net Cash Flows -  Financing Activities                       (5,344)                  342
                                                                       --------              --------

Net change in cash and cash equivalents                                   3,834                (1,252)

Cash and cash equivalents, beginning                                      2,613                 4,741
                                                                       --------              --------

Cash and cash equivalents, end                                         $  6,447              $  3,489
                                                                       ========              ========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest                           $  2,180              $  1,625
                                                                       ========              ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        MAIN STREET AND MAIN INCORPORATED
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)

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

3. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for a full year.

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

5. During 1997, $26,500,000 of debt was repaid with proceeds from the Northern California Sale and with proceeds from new borrowings. The new borrowings consist of three notes from one lender, total $21,300,000, bear interest at LIBOR plus 320 basis points (8.9% at June 30, 1997), and are payable in equal monthly installments of principal and interest of approximately $217,500 (combined) until the notes are paid in full on May 1, 2012. Proceeds from the new borrowings were also used to repay the TGI Friday's Inc. note (including accrued interest) of $1,876,000 with the remaining proceeds used for general corporate purposes. The early extinguishment of the debt resulted in an extraordinary loss of approximately $1,638,000 before taxes.

6. In January 1997, the Company sold 1,250,000 shares of its Common Stock to various investors, including 500,000 shares purchased by two officers of the Company, for total proceeds of $2,500,000.

7. The Company entered into a joint venture with Restaurant Development Group, Inc., ("RDG") for the development and operation of Redfish restaurants ("Redfish Restaurants"), a Cajun seafood restaurant and bar concept developed by RDG. The Company and RDG formed Redfish America, a jointly owned limited liability company, and entered into an agreement pursuant to which RDG contributed to Redfish America their ownership of the Chicago Redfish Restaurant, their leasehold rights to the Wheaton, Illinois premises and the Cincinnati, Ohio premises that will be developed into a Redfish Restaurant, and the rights to the Redfish name and concept. The
     Company  contributed  $500,000  and  its  leasehold  rights  to the  Denver premises that will be developed into a Redfish Restaurant for a 52% ownership interest in the venture. In addition, the Company agreed to lend Redfish America up to $575,000 (of which $380,000 has been funded through June 30, 1997) to complete the development of the Wheaton, Cincinnati and Denver Redfish Restaurants. The Company will manage the Redfish Restaurants.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to total revenue:

                                                     Three Months Ended                   Six Months Ended
                                                     ------------------                   ----------------

                                              June 30, 1997     July 1, 1996      June 30, 1997      July 1, 1996
                                              -------------     ------------      -------------      ------------
Revenue                                            100.0%             100.0%           100.0%            100.0%
Restaurant Operating Expenses
    Cost of sales                                   28.7               28.5             28.4              28.5
    Payroll and benefits                            30.0               31.1             30.4              30.9
    Depreciation and amortization                    3.5                3.4              3.4               3.5
    Other operating expenses                        28.0               29.3             28.2              28.9
                                               ---------          ---------        ---------         ---------
       Total restaurant operating expenses          90.2               92.3             90.4              91.8
                                               ---------          ---------        ---------         ---------

Income from restaurant operations                    9.8                7.7              9.6               8.2

    Depreciation and amortization                    0.8                1.2              0.8               1.2
    General and administrative expenses              3.8                3.4              3.8               3.1
    Gain on disposal of assets                       ---                ---             (2.9)              ---
    Restructuring charge                             ---               24.3              ---              11.7
                                               ---------          ---------        ---------         ---------


Operating income (loss)                              5.2              (21.2)             7.9              (7.8)

    Interest expense, net                            2.2                2.6              2.3               2.5
                                               ---------          ---------        ---------         ---------

Net income (loss) before taxes and
   extraordinary item                                3.0%             (23.8)%            5.6%            (10.3)%
                                               =========          =========        =========         =========

Revenue for the three months ended June 30, 1997 decreased by 5.5% to $28,981,000 compared to $30,668,000 in the comparable period in 1996. Revenue for the six months ended June 30, 1997 decreased to $55,529,000 compared to $63,919,000 in the same period in 1996. These decreases were due primarily to the sale of five restaurants in northern California in January 1997. The Company currently manages these restaurants, along with three other T.G.I. Friday's restaurants in Louisiana, generating management fee revenue of $175,000 and $318,000 for the quarter and six months ended June 30, 1997, respectively. Same store sales for the quarter increased 0.8% from the same year ago period while same store sales for the six months ended June 30, 1997 were down 1.5% from the same year ago period. Revenue from the two Redfish restaurants opened for the quarter totaled $1,218,000.

Cost of sales increased as a percentage of revenue to 28.7% in the three months ended June 30, 1997 from 28.5% in the comparable period in 1996. Cost of sales decreased as a percentage of revenue to 28.4% in the first six months of 1997 from 28.5% for the same period in 1996. The increase resulted from a recently introduced lunch menu, as well as the introduction of Jack

Daniels Grill menu items, which have higher food costs, and the consolidation of the Redfish restaurants which have higher food costs than T.G.I. Friday's restaurants.

Labor costs decreased as a percentage of revenue to 30.0% in the three months ended June 30, 1997, from the 31.1% in the same period of 1996. Labor costs decreased as a percentage of revenue to 30.4% in the first six months of 1997 from 30.9% in the same period of 1996. A $.50 per hour increase in minimum wage and the decline in same store sales in relation to the fixed component of labor costs were more than offset by a menu price increase and better controls on managing labor costs.

Other operating expenses decreased as a percentage of revenue to 28.0% in the three months ended June 30, 1997 from 29.3% in the comparable period in 1996. Other operating expenses decreased as a percentage of revenue in the first six months of 1997 from 28.9% to 28.2%. This decrease was a result of lower advertising costs, specifically related to the Company's frequency program, and lower supplies and insurance costs, which was partially offset by an increase in contributions to a national marketing pool administered by TGI Friday's Inc.

In total, depreciation and amortization decreased as a percentage of revenue to 4.3% in the three months ended June 30, 1997 from 4.6% in the same period in 1996. The similar decrease for the six month period was due primarily to the write-offs in the fourth quarter of 1996 related to asset impairments.

General and administrative expenses increased as a percentage of revenue to 3.8% in the three months ended June 30, 1997 from 3.4% in the same period in 1996. General and administrative expenses increased as a percentage of revenue to 3.8% in the first six months of 1997 from 3.1% in the same period of 1996. This increase relates primarily to the relative fixed nature of these expenses in comparison to the overall decline in revenue.

Interest expense was $643,000 in the three months ended June 30, 1997 compared to $795,000 in the same period of 1996. Interest expense was $1,281,000, in the first six months of 1997 compared to $1,610,000 in the same period in 1996. This decrease was a result of the retirement of $8.0 million of indebtedness with the proceeds from the sale of five restaurants in northern California in January 1997.

No income tax provision was recorded in 1997 or 1996 due to the availability of net operating loss carryforwards.

Liquidity and Capital Resources

The Company's current liabilities exceed its current assets due in part to cash expended on the Company's development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days. At June 30, 1997, the Company had a cash balance of $6,447,000 and monthly cash receipts have been sufficient to pay all obligations as they become due.

During 1997, $26,500,000 of debt was repaid with proceeds from the sale of five restaurants in northern California and with proceeds from new borrowings. The new borrowings, consisting of three notes from one lender, total $21,300,000, bear interest at LIBOR plus 320 basis points (8.9% at June 30, 1997), and are payable in equal monthly installments of principal and interest of approximately $217,500 (combined) until the notes are paid in full on May 1, 2012. Proceeds from the new borrowings were also used to repay the TGI Friday's Inc. note (including accrued interest) of $1,876,000, with the remaining proceeds used for general corporate purposes.

The Company plans to develop eight additional T.G.I. Friday's restaurants by the end of 1998. CNL Financial has committed to finance Main Street's development of these new restaurants and has given Main Street different alternatives under which this financing would be provided for each new restaurant. As yet, Main Street has not decided which of these financing alternatives it will utilize for each of these new restaurants.

The Company leases its restaurants with terms ranging from 10 to 20 years. Minimum payments on the Company's existing lease obligations are approximately $6,400,000 per year through 2001.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.  None

         (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1997











                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Main Street and Main Incorporated



Dated:         August 1, 1997           /s/ Bart A. Brown, Jr.
                                        ----------------------------------------
                                        Bart A. Brown Jr., President and
                                        Chief Executive Officer



Dated:         August 1, 1997           /s/ Mark C. Walker
                                        ----------------------------------------
                                        Mark C. Walker, Chief Financial
                                        Officer, Vice President Finance,
                                        Secretary and Treasurer
                                       11