Form 10-Q
period 1997-09-30
MAIN STREET & MAIN INC
filed 1997-11-13
CIK 847466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

QUARTERLY  REPORT UNDER SECTION 13 OR 15 (D) OF THE  SECURITIES  EXCHANGE ACT OF
1934

For the quarterly Period Ended September 29, 1997

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

Number of shares of common stock, .001 par value, of registrant outstanding at September 29, 1997: 9,969,441

                        MAIN STREET AND MAIN INCORPORATED
--------------------------------------------------------------------------------
                                      INDEX



PART 1.           FINANCIAL INFORMATION

Item 1.    Financial Statements - Main Street and Main Incorporated

                  Consolidated Balance Sheets - September 29, 1997 and
                  December 30, 1996                                           3

                  Consolidated Statements of Operations - Three Months
                  and Nine Months Ended September 29, 1997 and September
                  30, 1996                                                    4

                  Consolidated Statements of Cash Flows -  Nine               5
                  Months Ended September 29, 1997 and September 30, 1996

                  Notes to Consolidated Financial Statements -                6
                  September 29, 1997


Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              8

PART II.          OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                11

Item 6.    Exhibits and Reports on Form 8-K                                   11


SIGNATURES                                                                    12

                        MAIN STREET AND MAIN INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                           September 29, 1997        December 30, 1996
                                                           ------------------        -----------------
                                                               (Unaudited)
ASSETS
Current Assets:
       Cash and cash equivalents                             $        7,822            $        2,613
       Accounts receivable, net                                       2,060                     1,248
       Inventories                                                    1,197                     1,275
       Prepaid expenses                                                 259                       173
       Assets held for disposal, net                                  4,822                    10,929
                                                             --------------            --------------
                  Total current assets                               16,160                    16,238
Property and equipment, net                                          27,249                    32,162
Other assets, net                                                     4,204                     4,780
Franchise costs, net                                                 15,719                    16,418
Notes receivable                                                        250                     1,250
                                                             --------------            --------------
                                                             $       63,582            $       70,848
                                                             ==============            ==============

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
Current Liabilities:
       Current portion of long-term debt                     $        1,556            $        2,523
       Accounts payable                                               2,919                     3,750
       Other accrued liabilities                                      9,171                    11,308
                                                             --------------            --------------
                  Total current liabilities                          13,646                    17,581
                                                             --------------            --------------

Long-term debt, net of current portion                               26,538                    33,809
                                                             --------------            --------------

Other liabilities and deferred credits                                2,296                     2,873
                                                             --------------            --------------

Commitments and contingencies                                           ---                       ---

Stockholders' Equity:
Common stock, $.001 par value, 25,000,000 shares
          authorized; 9,969,441 and 8,718,491
          shares issued and outstanding in 1997
          and 1996, respectively                                         10                         9
Additional paid-in capital                                           44,142                    41,694
Accumulated deficit                                                 (23,050)                  (25,118)
                                                             ---------------           --------------
                                                                     21,102                    16,585
                                                             --------------            --------------
                                                             $       63,582            $       70,848
                                                             ==============            ==============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                        MAIN STREET AND MAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                                Three Months Ended            Nine Months Ended
                                                ------------------            -----------------
                                            September 29,  September 30,  September 29,  September 30,
                                               1997           1996           1997            1996
                                             --------       --------       --------        --------
Revenue                                      $ 29,050       $ 29,638       $ 84,580        $ 93,557
                                             --------       --------       --------        --------

Restaurant Operating Expenses:
    Cost of sales                               8,441          8,538         24,189          26,744
    Payroll and benefits                        8,805          9,412         25,654          29,192
    Depreciation and amortization                 968          1,130          2,876           3,360
    Other operating expenses                    8,060          9,030         23,729          27,523
                                             --------       --------       --------        --------
       Total restaurant operating expenses     26,274         28,110         76,448          86,819
                                             --------       --------       --------        --------

Income from restaurant operations               2,776          1,528          8,132           6,738

    Depreciation and amortization                 220            351            648           1,087
    General and administrative expenses         1,340            913          3,468           2,918
    Restructuring and reorganization             --             --           (1,595)          7,448
                                             --------       --------       --------        --------

Operating income (loss)                         1,216            264          5,611          (4,715)

    Interest expense, net                         622            771          1,905           2,381
                                             --------       --------       --------        --------

Net income (loss) before taxes                    594           (507)         3,706          (7,096)

     Income tax expense                          --             --             --              --
                                             --------       --------       --------        --------


Net income (loss) before
     extraordinary item                           594           (507)         3,706          (7,096)

Extraordinary loss from debt
     extinguishment                              --             --            1,638            --
                                             --------       --------       --------        --------


       Net income (loss)                     $    594       $   (507)      $  2,068        $ (7,096)
                                             ========       ========       ========        ========

Net Income (Loss) Per Share:

       Net income (loss) before
       extraordinary item                    $   0.06       $  (0.06)      $   0.37        $  (0.89)
       Extraordinary loss from debt
       extinguishment                            --             --            (0.16)           --
                                             --------       --------       --------        --------

       Net income (loss)                     $   0.06       $  (0.06)      $   0.21        $  (0.89)
                                             ========       ========       ========        ========

Weighted average shares outstanding            10,266          8,084         10,026           7,995
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

                        MAIN STREET AND MAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                       Nine Months Ended
                                                                       -----------------
                                                            September 29, 1997        September 30, 1996
                                                            ------------------        ------------------
Cash Flows From Operating Activities:
    Net income (loss)                                           $     2,068               $    (7,096)
    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
    Depreciation and amortization                                     3,524                     4,447
    Extraordinary loss from debt extinguishment                       1,638                       ---
    Restructuring and reorganization                                 (1,595)                    7,448
     Changes in assets and liabilities excluding
        effects of business combination:
         Accounts receivable                                           (707)                    1,116
         Inventories                                                    147                        22
         Prepaid expenses                                               (86)                      105
         Other assets                                                  (462)                   (1,041)
         Accounts payable                                              (914)                     (639)
         Other liabilities                                           (2,103)                     (805)
                                                                -----------               -----------
            Net Cash Flows - Operating Activities                     1,510                     3,557
                                                                -----------               -----------

Cash Flows From Investing Activities:
     Cash paid to acquire assets through business
        combination                                                    (880)                      ---
    Net additions to property and equipment                          (2,913)                   (6,440)
     Cash received from sale-leaseback transaction                    1,641                       ---
     Sale of assets held for disposition, net                        11,588                       ---
                                                                -----------               -----------
              Net Cash Flows - Investing Activities                   9,436                    (6,440)
                                                                -----------               -----------

Cash Flows From Financing Activities:
    Proceeds from sale of common stock                                2,449                     1,000
    Long-term debt borrowing under credit facilities                 21,554                     3,468
    Principal payments on long-term debt                            (29,740)                   (2,631)
                                                                ------------              -----------
           Net Cash Flows -  Financing Activities                    (5,737)                    1,837
                                                                ------------              -----------

Net change in cash and cash equivalents                               5,209                    (1,046)

Cash and cash equivalents, beginning                                  2,613                     4,741
                                                                -----------               -----------

Cash and cash equivalents, end                                  $     7,822               $     3,695
                                                                ===========               ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest                    $     2,803               $     2,310
                                                                ===========               ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                        MAIN STREET AND MAIN INCORPORATED
                   Notes to Consolidated Financial Statements
                               September 29, 1997
                                   (Unaudited)

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

3. The results of operations for the nine months ended September 29, 1997 are not necessarily indicative of the results to be expected for a full year.

4. The Company has entered into agreements for the sale of eight of the Company's T.G.I. Friday's restaurants in Washington, Oregon, Colorado and Nebraska which are scheduled to be completed in the fourth quarter. The sale price of these restaurants totals $8,877,000 and will result in net cash proceeds to the Company of $7,823,000, after repayment of related debt and transaction costs. The net carrying value of these restaurants is included in assets held for disposal.

5. During the quarter ended September 29, 1997, gains totaling approximately $1,000,000 were recognized on the reversal of a portion of asset impairments and restructuring reserves related to favorable developments in connection with estimated losses related to a restaurant held for sale and restructuring a development commitment. Also, during the third quarter, the Company wrote off its remaining carrying value of $1,000,000 related to an interest in a dairy and food distribution business it sold in December 1993. These transactions were recorded as restructuring and reorganization on the Consolidated Statements of Operations.

6. On January 16, 1997, the Company sold five restaurants in Northern California (the "Northern California Sale") for $10,575,000 in cash and entered into a Management Agreement with the buyer to manage the restaurants. This transaction resulted in a gain before taxes of approximately $1,595,000. Of the total proceeds, $8,000,000 was used to reduce the Company's Term Loan with the balance used for working capital purposes.

7. During 1997, $26,500,000 of debt was repaid with proceeds from the Northern California Sale and with proceeds from new borrowings. The new borrowings total $21,300,000, bear interest at a fixed rate of 9.46%, and are payable in equal monthly installments of principal and interest of approximately $217,500 (combined) until paid in full on May 1, 2012. Proceeds from the new borrowings were also used to repay the TGI Friday's Inc. note (including accrued interest) of $1,876,000 with the remaining proceeds used for general corporate purposes. The early extinguishment of the debt resulted in an extraordinary loss of approximately $1,638,000 before taxes.

8. In January 1997, the Company sold 1,250,000 shares of its Common Stock to various investors, including 500,000 shares purchased by two officers of the Company, for total proceeds of $2,500,000.

9. In April 1997, the Company entered into a joint venture with Restaurant Development Group, Inc. ("RDG") for the development and operation of Redfish restaurants ("Redfish Restaurants"), a Cajun seafood restaurant and bar concept developed by RDG. The Company and RDG formed Redfish America, a jointly owned limited liability company, and entered into an agreement pursuant to which RDG contributed to Redfish America its ownership of the Chicago Redfish Restaurant, its leasehold rights to the Wheaton, Illinois premises and the Cincinnati, Ohio premises that were developed into a Redfish Restaurant, and the rights to the Redfish name and concept. The
     Company contributed $500,000 and its leasehold rights to the Denver premises that were developed into a Redfish Restaurant for a 52% ownership interest in the venture. In addition, the Company has advanced Redfish America approximately $1,061,000 to complete the development of the Wheaton, Cincinnati and Denver Redfish Restaurants. The Company will manage the Redfish Restaurants.

10. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share ("EPS"), which supersedes Accounting Principal Board Opinion No. 15, the existing authoritative guidance. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. The new statement modifies the calculations of primary and fully diluted EPS and replaces them with basic and diluted EPS. The Company has determined that adoption of SFAS 128 will not have a material impact on its previous or current reported EPS data.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to total revenue:

                                                 Three Months Ended                Nine Months Ended
                                                 ------------------                -----------------
                                             September 29,   September 30,    September 29,     September 30,
                                                1997            1996             1997              1996
                                               ------          ------           ------            ------
Revenue                                         100.0%          100.0%           100.0%            100.0%
Restaurant Operating Expenses
    Cost of sales                                29.1            28.8             28.6              28.6
    Payroll and benefits                         30.3            31.7             30.3              31.2
    Depreciation and amortization                 3.3             3.8              3.4               3.6
    Other operating expenses                     27.7            30.5             28.1              29.4
                                               ------          ------           ------            ------

       Total restaurant operating expenses       90.4            94.8             90.4              92.8
                                               ------          ------           ------            ------

Income from restaurant operations                 9.6             5.2              9.6               7.2


    Depreciation and amortization                 0.8             1.2              0.8               1.2
    General and administrative expenses           4.6             3.1              4.1               3.1
      Non-recurring items                          --              --             (1.9)              8.0
                                               ------          ------           ------            ------
Operating income (loss)                           4.2             0.9              6.6              (5.1)

    Interest expense, net                         2.1             2.6              2.2               2.5
                                               ------          ------           ------            ------
Net income (loss) before taxes and
   extraordinary item                             2.1%           (1.7)%            4.4%             (7.6)%
                                               ======          ======           ======            ======


Revenue for the three months ended September 29, 1997 decreased by 2.0% to $29,050,000 compared to $29,638,000 in the comparable period in 1996. Revenue for the nine months ended September 29, 1997 decreased to $84,580,000 compared to $93,557,000 in the same period in 1996. These decreases were due primarily to the sale of five restaurants in northern California in January 1997. The Company currently manages these restaurants, along with three other T.G.I. Friday's restaurants in Louisiana, generating management fee revenue of $203,000 and $521,000 for the quarter and nine months ended September 29, 1997, respectively. Same store sales increased 7.0% for the quarter and 1.3% for the nine months ended September 29, 1997. Revenue from the Redfish restaurants totaled $1,471,000 and $2,689,000 for the quarter and nine months ended September 29, 1997, respectively.

Cost of sales as a percentage of revenue increased to 29.1% in the three months ended September 29, 1997 from 28.8% in the comparable period in 1996. Cost of sales as a percentage of revenue was 28.6% in the first nine months of 1997, which was unchanged from the same period in 1996. The increase in the three months ended September 29, 1997 resulted from a recently introduced lunch menu as well as the introduction of Jack Daniels Grill menu items, which have higher food costs, and the consolidation of the Redfish restaurants, which have higher food costs than T.G.I. Friday's restaurants.

Labor costs decreased as a percentage of revenue to 30.3% in the three months ended September 29, 1997 from the 31.7% in the same period of 1996. Labor costs decreased as a percentage of revenue to 30.3% in the first nine months of 1997 from 31.2% in the same period of 1996. A $.50 per hour increase in minimum wage in October 1996 was more than offset by a menu price increase and better controls on managing labor costs.

Other operating expenses decreased as a percentage of revenue to 27.7% in the three months ended September 29, 1997 from 30.5% in the comparable period in 1996. Other operating expenses decreased as a percentage of revenue to 28.1% in the first nine months of 1997 from 29.4% in the same period of 1996. The decreases were the result of lower advertising costs, specifically related to the Company's frequency program, and lower supplies and insurance costs, which was partially offset by an increase in contributions to a national marketing pool administered by TGI Friday's Inc.

In total, depreciation and amortization decreased as a percentage of revenue to 4.1% in the three months ended September 29, 1997 from 5.0% in the same period in 1996. The similar decrease for the nine month period was due primarily to the write-offs in the fourth quarter of 1996 related to asset impairments.

General and administrative expenses as a percentage of revenue increased to 4.6% in the three months ended September 29, 1997 from 3.1% in the same period in 1996. General and administrative expenses as a percentage of revenue increased to 4.1% in the first nine months of 1997 from 3.1% in the same period of 1996. These increases relate primarily to the relative fixed nature of these expenses in comparison to the overall decline in revenue and annual performance bonuses accrued during the periods.

Interest expense was $622,000 in the three months ended September 29, 1997 compared to $771,000 in the same period of 1996. Interest expense was $1,905,000, in the first nine months of 1997 compared to $2,381,000 in the same period in 1996. These decreases were the result of the retirement of $8.0 million of indebtedness with the proceeds from the sale of five restaurants in northern California in January 1997.

No income tax provision was recorded in 1997 or 1996 due to the availability of net operating loss carryforwards.

Liquidity and Capital Resources

From time to time, the Company's current liabilities exceed its current assets due in part to cash expended on the Company's development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days. At September 29, 1997, the Company had a cash balance of $7,822,000. Monthly cash receipts during 1997 have been sufficient to pay all obligations as they become due.

The Company has entered into agreements for the sale of eight of the Company's T.G.I. Friday's restaurants in Washington, Oregon, Colorado and Nebraska which are scheduled to be completed in the fourth quarter. The sale price of these restaurants totals $8,877,000 and will result in net cash proceeds to the Company of $7,823,000, after repayment of related debt and transaction costs.

The Company has entered into a Letter of Intent to acquire seven T.G.I. Friday's restaurants in northern California and two T.G.I. Friday's restaurants in Hawaii, plus related T.G.I. Friday's Development Agreements. This purchase is expected to close in December 1997, but is subject to usual contingencies, such as necessary landlord approvals, consents from TGI Friday's Inc., transfer of liquor licenses and compliance with applicable state bulk sales laws. This acquisition will be financed through assumption of existing indebtedness of the seller plus a portion of the proceeds from the sale of the Washington, Oregon, Colorado and Nebraska restaurants.

During 1997, $26,500,000 of debt was repaid with proceeds from the sale of five restaurants in northern California and with proceeds from new borrowings. The new borrowings total $21,300,000, and are payable in equal monthly installments of principal and interest of approximately $217,500 (combined) until paid in full on May 1, 2012. In October 1997, the Company converted its interest rate on this debt from a variable interest rate (LIBOR plus 320 basis points) to a fixed rate of 9.46%. Proceeds from the new borrowings were also used to repay the TGI Friday's Inc. note (including accrued interest) of $1,876,000, with the remaining proceeds used for general corporate purposes.

The Company plans to develop ten additional T.G.I. Friday's restaurants by the end of 1998. CNL Financial has committed to finance the Company's development of these new restaurants and has given the Company different alternatives under which this financing would be provided for each new restaurant. The Company has not decided which of these financing alternatives it will utilize for each of these new restaurants.

The Company leases its restaurants with terms ranging from 10 to 20 years. Minimum payments on the Company's existing lease obligations are approximately $6,400,000 per year through 2001.

PART II.  OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Company's Annual Meeting of Stockholders was held on July 14, 1997. The matters voted on at the Annual Meeting were as follows:

                  (a)  The election of directors;
                  (b) Approval to amend the Company's  Restated  Certificate  of
                      Incorporation to reduce the amount of authorized Common Stock from 40,000,000 to 25,000,000 and Serial Preferred Stock from 5,000,000 to 2,000,000, and
                  (c) The  appointment  of Arthur  Andersen  LLP as  independent auditors for the Company.


         Messrs. Antioco, Bisceglia, Brown, Metz, Panter, and Sherman, and Ms. Evans were elected ; the amendment to the Company's Restated
         Certificate of Incorporation to reduce authorized stock was approved; and the appointment of Arthur Andersen LLP as independent auditors was approved by the stockholders as follows:


Election of Directors                      For             Votes Withheld
---------------------                      ---             --------------
John F. Antioco                        7,981,672               88,048
Gerard T. Bisceglia                    7,982,839               86,881
Bart A. Brown                          7,981,932               87,788
Jane Evans                             7,965,783              103,937
John C. Metz                           7,984,157               85,563
Joe W. Panter*                         7,603,228              466,492
Steven A. Sherman                      7,866,707              203,013

* Mr. Panter resigned as an officer and director of the Company effective July 31, 1997.

Amend Restated Certificate of Incorporation to Reduce Authorized Stock
----------------------------------------------------------------------
                       For          Against          Abstain        Not Voted
                       ---          -------          -------        ----------
                    3,044,772        93,314           40,578         4,891,056

Ratify Appointment of Arthur Andersen LLP
-----------------------------------------
                       For          Against          Abstain
                       ---          -------          -------
                  7,906,467          109,727         53,526

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits.  None.

                  (b) The Registrant did not file any reports on Form 8-K during the three months ended September 29, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Main Street and Main Incorporated



Dated:   November 10, 1997       /s/ Bart A. Brown, Jr.
                                 --------------------------------
                                 Bart A. Brown Jr., President and
                                 Chief Executive Officer



Dated:   November 10, 1997       /s/ Mark C. Walker
                                 --------------------------------
                                 Mark C. Walker, Chief Financial
                                 Officer, Vice President Finance,
                                 Secretary and Treasurer