Form 10-K405
period 1997-12-29
MAIN STREET & MAIN INC
filed 1998-03-27
CIK 847466

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 29, 1997  Commission File Number: 33-27611-NY
                          -----------------                          -----------

                       MAIN STREET AND MAIN INCORPORATED
--------------------------------------------------------------------------------
            (Exact Name of registrant as specified in its charter)

          DELAWARE                                          11-2948370
-------------------------------                   ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

        5050 NORTH 40TH STREET                                85018
      SUITE 200, PHOENIX, ARIZONA                 ------------------------------
----------------------------------------                   (Zip Code)
(Address of principal executive offices)


                                 (602) 852-9000
                ------------------------------------------------
               Registrant's telephone number, including area code

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 17, 1998, there were outstanding 9,970,691 shares of the registrant's Common Stock, $.001 par value. The aggregate market value of Common Stock held by nonaffiliates of the registrant based on the sale trade price of the common stock as reported by the National Association of Securities Dealers, Inc. on March 17, 1998, was $29,042,462. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 5% beneficial owners are, in fact, affiliates of the registrant.

Documents   incorporated  by  reference:  Portions  of  the  Registrant's  Proxy
Statement for the 1998 Annual Meeting of Stockholders is incorporated by reference into Part III.

                       MAIN STREET AND MAIN INCORPORATED
                          ANNUAL REPORT ON FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 29, 1997
                               TABLE OF CONTENTS


PART I                                                                Page
   ITEM 1.    BUSINESS                                                  1
   ITEM 2.    PROPERTIES                                               10
   ITEM 3.    LEGAL PROCEEDINGS                                        10
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      10
PART II
   ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS                            11
   ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA                     12
   ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                    13
   ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK                                            16
   ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              16
   ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE                    16
PART III
   ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT       17
   ITEM 11.   EXECUTIVE COMPENSATION                                   17
   ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT                                             17
   ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           17
PART IV
   ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                ON FORM 8-K                                            18
SIGNATURES                                                             20

                                    PART I

ITEM 1. BUSINESS

General

     The Company is the world's largest franchisee of T.G.I. Friday's restaurants, currently owning 30 and managing 16 T.G.I. Friday's restaurants.
The Company owns the exclusive rights to develop additional T.G.I. Friday's restaurants in territories encompassing most of the states of Arizona, Nevada, and New Mexico and the San Francisco, California, Kansas City, Kansas, Kansas City, Missouri and El Paso, Texas metropolitan areas. The Company also has the exclusive right, together with TGI Friday's Inc., to develop additional T.G.I. Friday's restaurants in the Los Angeles and San Diego metropolitan areas. The Company plans to develop additional T.G.I. Friday's restaurants in its existing development territories, in which it is required to open 35 additional restaurants by December 31, 2002. In addition, the Company owns one Front Row Sports Grill and has a 52% ownership interest in Redfish America, LLC, a cajun-themed restaurant and bar concept, which currently owns and operates four Redfish Looziana Roadhouse & Seafood Kitchen restaurants.

     The Company's strategy is to (i) capitalize on the brand-name recognition and goodwill associated with T.G.I. Friday's restaurants; (ii) expand the Company's restaurant operations through the development of additional T.G.I. Friday's restaurants in its existing development territories and through the development of new restaurant concepts and the acquisition of restaurants operating under other restaurant concepts; and (iii) increase its profitability by continuing to enhance the dining experience of its guests and improving operating efficiency.

     The Company was incorporated in December 1988. The Company maintains its principal executive offices at 5050 North 40th Street, Suite 200, Phoenix, Arizona 85018, and its telephone number is (602) 852-9000. As used in this Report, the term "Company" refers to Main Street and Main Incorporated and its subsidiaries.

TGI Friday's Inc.

     TGI Friday's Inc. is a wholly owned subsidiary of the Carlson Companies Inc., a diversified company with business interests in the restaurant and hospitality industries. The first T.G.I. Friday's restaurant was opened in 1965 in New York City. TGI Friday's Inc. has conducted a business since 1972 that is substantially similar to the business currently conducted by its franchisees. As of March 5, 1998, TGI Friday's Inc. had 166 franchisor-operated and 316
franchised restaurants operating worldwide. System-wide   sales   exceeded   $1
billion in 1997. TGI Friday's Inc. currently owns approximately 2.6% of the Company's outstanding Common Stock. Holders of the Company's Common Stock do not have any financial interest in TGI Friday's Inc., and TGI Friday's Inc. has no responsibility for the contents of this Report.

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

Menu

     The Company attempts to capitalize on the innovative and distinctive menu items that have been an important attribute of T.G.I. Friday's restaurants. The menu consists of more than 90 food items, including appetizers (such as mushrooms, jalape-no poppers, buffalo wings, stuffed potato skins, quesadillas, fried onion rings, and pot stickers); a variety of soups, salads, sandwiches, wrappers, burgers, pizzadillas, and pasta; southwestern, oriental, and American specialty items; beef, seafood, and chicken entrees; a kids' menu; and desserts. Beverages include a full bar featuring wines, beers, classic and specialty cocktails and after dinner drinks, soft drinks, milk, milk shakes, malts, hot chocolate, coffee, tea, frozen fruit drinks known as Friday's Smoothies,\T and sparkling fruit juice combinations known as Friday's Flings(R).

     Menu prices range from $6 to $17 for beef, chicken, and seafood entrees; $6 to $10 for pizzadillas, pasta, wrappers, and oriental and southwestern specialty items; $4 to $9 for salads, sandwiches, and burgers; and $3 to $10 for appetizers and soups. Each restaurant offers a separate children's menu with food entrees ranging from $2 to $3. Alcoholic beverage sales currently account for approximately 23.6% of total revenue.

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

     The restaurants normally contain between 5,500 and 9,000 square feet of space and average approximately 7,500 square feet. Most of the Company's recently developed restaurants, however, contain 6,500 square feet of space.

Unit Economics

     The Company estimates that its total cost of opening a new T.G.I. Friday's restaurant currently ranges from $1,450,000 to $2,200,000, exclusive of annual operating expenses and assuming that the underlying real estate is obtained under a lease arrangement. These costs include approximately (i) $700,000 to $1,450,000 for building, improvements, and permits, including liquor licenses,
(ii) $550,000 for furniture, fixtures, and equipment, (iii) $150,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies, and (iv) $50,000 for the initial franchise fee. Actual costs, however, may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and employment markets. The Company's restaurants open for all of fiscal 1997 generated an average of approximately $2,949,000 in annual revenue.

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

Current Restaurants

     The following table sets forth certain information relating to each of restaurants owned or managed by the Company as of March 17, 1998.


                                                                                               Owned or
                                                   Square      Seating     In Operation     Managed by the
    Location                                      Footage     Capacity         Since        Company Since
----------------                                  -------     --------         -----        -------------
Acquired T.G.I. Friday's Restaurants (Owned)
 Phoenix, Arizona ..............................   9,396        298           1985              1990
 Mesa, Arizona .................................   9,396        298           1985              1990
 Tucson, Arizona ...............................   7,798        290           1982              1990
 Las Vegas, Nevada .............................   9,194        298           1982              1990
 Kansas City, Missouri .........................   8,500        270           1983              1993
 Overland Park, Kansas .........................   6,000        220           1992              1993
 San Diego, California .........................   8,002        234           1979              1993
 Costa Mesa, California ........................   8,345        232           1980              1993
 Woodland Hills, California ....................   8,358        283           1980              1993
 Valencia, California ..........................   6,500        232           1993              1993
 Torrance, California ..........................   8,923        237           1982              1993
 La Jolla, California ..........................   9,396        225           1984              1993
 Palm Desert, California .......................   9,194        235           1983              1993
 West Covina, California .......................   9,396        232           1984              1993
 North Orange, California ......................   9,194        213           1983              1993
 Ontario, California ...........................   5,700        190           1993              1993
 Laguna Niguel, California .....................   6,730        205           1990              1993
 San Bernardino, California ....................   9,396        236           1986              1993
 Brea, California ..............................   6,500        195           1991              1993
 Riverside, California .........................   6,500        172           1991              1993
Developed T.G.I. Friday's Restaurants (Owned)
 Scottsdale, Arizona ...........................   8,507        281           1991              1991
 Glendale, Arizona .............................   5,200        230           1993              1993
 Albuquerque, New Mexico .......................   5,975        270           1993              1993
 Reno, Nevada ..................................   6,500        263           1994              1994
 Oxnard, California ............................   6,500        252           1994              1994
 Carmel Mountain, California ...................   6,500        252           1995              1995
 Rancho Santa Margarita, California ............   6,548        252           1995              1995
 Portland, Oregon (Front Row Sports Grill) .....  13,080        320           1996              1996
 Cerritos, California ..........................   6,250        223           1996              1996
 Las Vegas, Nevada .............................   6,700        251           1997              1997
 San Francisco, California .....................   6,700        251           1998              1998
Managed T.G.I. Friday's Restaurants(1)
 San Bruno, California .........................   8,345        200           1980              1993
 San Francisco, California .....................   4,748        161           1989              1993
 San Jose, California ..........................   8,002        228           1977              1993
 San Mateo, California .........................   9,396        252           1984              1993
 San Ramon, California .........................   6,000        182           1990              1993
 Lafayette, Louisana ...........................   6,800        277           1993              1996
 Metarie, Louisiana ............................   9,000        290           1978              1996
 New Orleans, Louisiana ........................   7,100        258           1994              1996
 El Paso, Texas ................................   4,800        198           1997              1997
Redfish Restaurants
 Chicago, Illinois .............................   6,200        214           1996              1997
 Wheaton, Illinois .............................   7,133        210           1997              1997
 Denver, Colorado ..............................   7,925        321           1997              1997
 Cincinnati, Ohio ..............................   7,133        239           1997              1997

------------

(1) Does not include seven T.G.I. Friday's restaurants the Company began managing on December 23, 1997 which are in the process of being purchased.

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

Restaurant Management

     The Company's regional and restaurant management personnel are responsible for complying with the operational standards of the Company and TGI Friday's Inc. The Company's six regional managers are responsible for between five and eleven of the Company's restaurants within their region and report to one of the Company's two Directors of Operations who in turn report to the Company's Vice President of Operations. Restaurant managers are responsible for day-to-day restaurant operations, including customer relations, food preparation and service, cost control, restaurant maintenance, and personnel relations. The Company typically staffs its restaurants with an on-site general manager, one or two assistant managers, a kitchen manager, and approximately 90 hourly employees.

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

     As a franchisee of TGI Friday's Inc., the Company is able to utilize the trade names, service marks, trademarks, emblems, and indicia of origin of TGI Friday's Inc., including the marks T.G.I. Friday's(R) and Friday's(R). The
Company advertises in various media utilizing these marks to attract new customers to its restaurants.


Expansion of Operations

     Since 1990, the Company has acquired 30 existing T.G.I. Friday's restaurants as well as the exclusive rights to develop restaurants in specified territories. The acquisitions include 20 restaurants in California, three in Arizona, and one in each of Colorado, Kansas, Missouri, Nebraska, Nevada, Oregon, and Washington. The Company also has developed 15 new T.G.I. Friday's restaurants. These include five in California, three in Washington, two in each of Arizona and Nevada, and one in each of Colorado, New

Mexico, and Texas. See "Business -- Current Restaurants." The Company subsequently sold five of the restaurants it acquired in California, which it continues to manage, and sold eight restaurants in Colorado, Nebraska, Oregon, and Washington. In addition, the Company has developed one Friday's Front Row Sports Grill in Portland, Oregon and, in 1997 acquired a 52% ownership interest in Redfish America, LLC, which currently owns and operates four Redfish Looziana Roadhouse & Seafood Kitchen restaurants. The Company recently entered into a purchase agreement to acquire seven T.G.I. Friday's restaurants in northern California and the related T.G.I. Friday's Development Agreements.

     The Company plans to expand its restaurant operations through the development of additional restaurants in the Company's existing development territories. The Company plans to open ten additional restaurants over the next year and to meet or exceed its development requirements thereafter. The Company has sites for new T.G.I. Friday's restaurants in each of Mesa, Arizona, El Paso, Texas, and San Diego, California. The Company currently is considering other sites for additional restaurants, but has not entered into leases or purchase agreements for any such sites.

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

     The Company owns the exclusive rights to develop additional T.G.I. Friday's restaurants in territories encompassing most of the states of Arizona, Nevada, and New Mexico and the San Francisco, California, Kansas City, Kansas, Kansas City, Missouri and El Paso, Texas metropolitan areas. The Company also has the exclusive right, together with TGI Friday's Inc., to develop additional T.G.I. Friday's restaurants in the Los Angeles and San Diego metropolitan areas.

     The following table sets forth information regarding the Company's minimum requirements to open new T.G.I. Friday's restaurants under its current development agreements as well as the number of existing restaurants in each of the Company's development territories.

                                  Los                 San                San
                                Angeles              Diego            Francisco        Southwest         Midwest
Year                        Territory(1)(2)     Territory(1)(2)     Territory(2)     Territory(3)     Territory(4)     Total
----                        ---------------     ---------------     ------------     ------------     ------------     -----
1998 .....................          2                   1                 1                2                1            7
1999 .....................          2                   1                 1                1                1            6
2000 .....................          3                   1                 1                1                1            7
2001 .....................          3                   1                 1                1                1            7
2002 .....................          4                   1                 1                1                1            8
                                   --                  --                --               --               --           --
                                   14                   5                 5                6                5           35
Existing Restaurants......         15                   3                 1 (5)            9 (6)            2           30

------------
(1) TGI Friday's Inc. also will develop restaurants in this region.
(2) The Los Angeles, San Diego, and San Francisco Territories are covered by one development agreement.
(3) Includes the states of Arizona, Nevada, and New Mexico and the El Paso, Texas metropolitan area.
(4) Includes metropolitan Kansas City, Kansas and Kansas City, Missouri.
(5) Does not include 12 restaurants managed in the San Francisco Territory.
(6) Does not include one restaurant managed in the Southwest Territory.

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

     Each franchise agreement requires the Company to pay to TGI Friday's Inc. an initial franchise fee, generally in the amount of $50,000. In addition, the Company is obligated to pay TGI Friday's Inc. a royalty in the amount of 4% of the gross revenue as defined in the franchise agreement for each restaurant. Royalty payments under these agreements totaled $4,800,000, $4,850,000, and $4,120,000 during fiscal 1995, 1996, and 1997, respectively. Each franchise agreement also requires the Company to spend at least 2% of gross sales as defined in the franchise agreement on local marketing and to contribute up to 4% of gross sales to a national marketing pool that is administered by TGI Friday's Inc. During fiscal 1997, however, TGI Friday's Inc. generally required the Company as well as all other franchisees to contribute up to 1.9% of gross sales to the national marketing pool. Marketing expenses totaled

$2,360,000,  $1,554,000,  and  $1,919,000  during  fiscal  1995, 1996, and 1997, respectively. All funds contributed in excess of 2% of gross sales to the national advertising fund may be credited against the local advertising requirement.

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

Employees

     The Company employs approximately 1,430 persons on a full-time basis, of whom 50 are corporate management and staff personnel and 1,380 are restaurant personnel. The Company also employs approximately 2,540 part-time employees. Except for corporate and management personnel, employees generally are paid on an hourly basis. The Company employs at each of its restaurants an average of approximately 90 full-time and part-time hourly employees. None of the Company's employees are covered by a collective bargaining agreement with the Company. The Company never has experienced a major work stoppage, strike, or labor dispute. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     In December 1993, the Company entered into a five-year lease for space to serve as its corporate offices. The Company believes that the leased space is adequate for its current and reasonably anticipated needs and that it will be able to secure adequate space upon the expiration of the lease. See "Certain Relationships and Related Transactions."

     The Company leases space for all its restaurants. The initial lease terms range from 10 to 20 years and contain renewal options for up to 20 years. The leases typically provide for a fixed rental plus percentage rental. See Note 7 to Consolidated Financial Statements.

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

                                            High            Low
                                            ----            ---
            1996
              First Quarter ............   $3-3/8         $2-3/8
              Second Quarter ...........    4-3/8          2-1/4
              Third Quarter ............    3-1/8          1-3/4
              Fourth Quarter ...........    2-7/8          1-3/8
            1997
              First Quarter ............    2-9/16         1-9/16
              Second Quarter ...........    2-25/32        1-5/8
              Third Quarter ............    3-7/8          2-5/16
              Fourth Quarter ...........    4-3/8          2-5/8

     On March 17, 1998, there were 770 holders of record of the Company's Common Stock. On March 17, 1998, the closing sale price of the Common Stock on the Nasdaq National Market was $3 7/8.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Company for the periods indicated. The selected consolidated financial data for each of the five fiscal years in the period ending December 29, 1997 has been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent accountants. This data should be read in conjunction with, and are qualified by reference to, the Company's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.



                                                                                Fiscal Year Ended
                                                     ----------------------------------------------------------------------
                                                                    (In thousands, except per share amounts)
                                                      Dec. 31,        Dec. 26,        Dec. 25,       Dec. 30,       Dec. 29
                                                        1993            1994            1995           1996           1997
                                                        ----            ----            ----           ----           ----
Statement of Operations Data:
Revenue .........................................    $  30,510       $  111,262       $119,508      $ 122,563      $107,997
Restaurant operating expenses:
 Cost of sales ..................................        8,645           30,516         34,005         35,089        30,995
 Payroll and benefits ...........................        9,604           34,849         36,769         38,858        32,469
 Depreciation and amortization ..................        1,176            3,884          4,353          4,586         3,552
 Other operating expenses .......................        8,364           31,621         35,250         36,944        30,589
                                                     ---------       ----------       --------      ---------      --------
  Total restaurant operating expenses ...........       27,789          100,870        110,377        115,477        97,605
                                                     ---------       ----------       --------      ---------      --------
Income from restaurant operations ...............        2,721           10,392          9,131          7,086        10,392
 Depreciation and amortization ..................          313            1,014          1,331          1,450           953
 General and administrative expenses ............        3,339            4,191          4,410          4,388         4,559
 Restructuring and reorganization ...............           --               --             --         20,208        (2,390)
                                                     ---------       ----------       --------      ---------      --------
Operating income (loss) .........................         (931)           5,187          3,390        (18,960)        7,270
 Interest expense, net ..........................          413            3,902          4,424          3,206         2,466
                                                     ---------       ----------       --------      ---------      --------
Net income (loss) from continuing
 operations before income taxes and
 extraordinary item .............................       (1,344)           1,285         (1,034)       (22,166)        4,804
Provision for income taxes ......................           --               --             --             --            --
                                                     ---------       ----------       --------      ---------      --------
Net income (loss) from continuing
 operations before extraordinary item ...........       (1,344)           1,285         (1,034)       (22,166)     $  4,804
Net income (loss)(1) ............................    $  (2,943)      $    1,285       $ (1,034)     $ (22,166)     $  3,166
Diluted earings per share:
 Net income (loss) from continuing
  operations before extraordinary item ..........    $   (0.42)      $     0.35       $  (0.22)     $   (2.73)     $   0.47
 Net income (loss)(1) ...........................    $   (0.93)      $     0.35       $  (0.22)     $   (2.73)     $   0.31
Weighted average shares outstanding --
 diluted ........................................        3,163            3,692          4,621          8,110        10,098
Balance Sheet Data:
 Working capital ................................    $  (2,452)      $  (10,905)      $ (7,848)     $  (1,343)     $ (1,330)
 Total assets ...................................       75,491           84,503         88,605         70,848        62,742
 Long-term debt, net of current portion .........       44,814           41,265         31,204         33,809        24,308
 Stockholders' equity ...........................       21,006           22,601         37,261         16,585        22,203

------------
(1) Fiscal 1993 includes $1,599,000, or $0.51 per share, of net loss related to discontinued operations. Fiscal 1997 includes an extraordinary loss from debt extinguishment of $1,638,000 or $0.16 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

General

     The Company commenced its restaurant operations in May 1990 with the acquisition of four T.G.I. Friday's restaurants in Arizona and Nevada. During the past seven years, the Company has grown through acquisitions and development of new restaurants and currently manages 51 restaurants.

     During 1996, the Company had a change in management and implemented a long-term business strategy to enhance its financial position, to place more emphasis on its casual dining business in certain designated areas, and to dispose of underperforming assets.

     The first step was to strengthen the Company's financial position. This was accomplished by the sale of 1,566,666 shares of Common Stock for $3,000,000 through a private placement transaction in January 1997, the sale of five restaurants in northern California in March 1997 for $10,575,000, of which $8,000,000 in proceeds were used to repay debt (See Notes 3 and 5 to Notes to Consolidated Financial Statements), and new borrowings of $21.3 million with a repayment period of 15 years. Proceeds from the new borrowings were used primarily to pay off debt with shorter repayment periods (See Note 5 to Notes to Consolidated Financial Statements).

     The Company has also renegotiated its development agreements with T.G.I. Friday's Inc. to reduce the number of T.G.I. Friday's restaurants it is required to build with the intent to focus on those development territories that are most economically favorable (See Note 7 to Notes to Consolidated Financial Statements). In addition, the Company has recorded a restructuring and reorganization gain of $2,390,000 in 1997 and a loss of $20,208,000 in 1996 to dispose of various non-core assets and write down certain core assets to realizable values (See Note 2 to Notes to Consolidated Financial Statements).

     The next step in the Company's strategy will be to reduce operating costs and expand its restaurant operations. This will entail continuing to build T.G.I. Friday's restaurants and evaluating other concepts in the casual dining segment. In April 1997, the Company became a majority partner in a venture to develop and operate cajun-themed restaurants.

Results of Operations

     The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to total revenue:

                                                                Fiscal Year Ended
                                                 -----------------------------------------------
                                                  December 25,     December 30,     December 29,
                                                      1995             1996             1997
                                                      ----             ----             ----
Revenue ......................................        100.0%           100.0%           100.0%
Restaurant operating expenses:
 Cost of sales ...............................         28.5             28.6             28.7
 Payroll and benefits ........................         30.8             31.7             30.1
 Depreciation and amortization ...............          3.6              3.7              3.3
 Other operating expenses ....................         29.5             30.2             28.3
                                                      -----            -----            -----
 Total restaurant operating expenses .........         92.4             94.2             90.4
                                                      -----            -----            -----
Income from restaurant operations ............          7.6              5.8              9.6
 Depreciation and amortization ...............          1.1              1.2               .9
 General and administrative expenses .........          3.7              3.6              4.2
 Restructuring and reorganization ............           --             16.5            ( 2.2)
                                                      -----            -----            -----
Operating income (loss) ......................          2.8            (15.5)             6.7
Interest expense, net ........................          3.7              2.6              2.3
                                                      -----            -----            -----
Net income (loss) before income taxes and
 extraordinary item ..........................        ( 0.9)%          (18.1)%            4.4%
                                                      =====            =====            =====

     Fiscal 1997 Compared to Fiscal 1996

     Revenue for the fiscal year ended December 29, 1997 decreased 11.9% to $107,997,000 compared to $122,563,000 in the fiscal year ended December 30, 1996. This decrease was due primarily to an additional week of revenue in the 53-week period ended December 30, 1996 compared to the normal 52 week period in 1997, the sale of five restaurants in northern California in January 1997, and the sale of eight restaurants in Washington, Oregon, Colorado and Nebraska in October 1997. The Company currently manages the five restaurants it sold in northern California, along with four other T.G.I. Friday's restaurants in Louisiana and El Paso, Texas, generating management fee revenue of $979,000 for the fiscal year ended December 29, 1997. Revenue for the nine restaurants that the Company manages totaled $23,500,000 for the year ended December 29, 1997. The decrease in revenue was partially offset by a 2% increase in same store sales and revenue from the Redfish restaurants of $4,693,000 for the fiscal year ended December 29, 1997. Revenue from alcoholic beverages accounted for 23.6% of revenue for the fiscal year ended December 29, 1997 which is unchanged from the prior year.

     Cost of sales as a percentage of revenue increased to 28.7% in 1997 from 28.6% in 1996. The increase resulted from a lower-priced lunch menu introduced in April 1997, the introduction of Jack Daniels Grill menu items, which have higher food costs, and the consolidation of the Redfish restaurants, which have higher food costs than T.G.I. Friday's restaurants. This increase was partially offset by $979,000 in management fees included in 1997 revenue which has no corresponding cost of sales.

     Labor costs decreased as a percentage of revenue to 30.1% in 1997 from the 31.7% in 1996. A $.50 per hour increase in minimum wage in October 1996 was more than offset by a menu price increase and better controls on managing labor costs. Minimum wage in California, which restaurants in California account for 60% of the Company's revenue, has increased to $5.75 in March 1998. The Company increased its menu prices in 1998 to offset this increased labor cost.

     Other operating expenses include rent, real estate taxes, common area maintenance charges, advertising, insurance, maintenance, and utilities. In addition, the franchise agreements between TGI Friday's Inc. and the Company require a 4% royalty and a contribution to a national marketing pool of up to 4% of gross sales, although the Company was only required to pay 1.9% and 1.7% during 1997 and 1996, respectively, and will contribute 2.2% for 1998. Other operating expenses decreased as a percentage of revenue to 28.3% in 1997 from 30.2% in 1996. The decreases were a result of lower advertising costs, specifically related to the Company's frequency program, and lower supplies and insurance costs, which were partially offset by an increase in contributions to a national marketing pool administered by TGI Friday's Inc.

     In total, depreciation and amortization decreased as a percentage of revenue to 4.2% in 1997 from 4.9% in 1996. The decrease was due primarily to the write-offs in the fourth quarter of 1996 related to asset impairments.

     General and administrative expenses as a percentage of revenue increased to 4.2% in 1997 from 3.6% in 1996. These increases relate primarily to the relative fixed nature of these expenses in comparison to the overall decline in revenue.

     Interest expense was approximately $2,466,000 in 1997 compared to $3,206,000 in 1996. These decreases were a result of the retirement of $8.0 million of indebtedness with proceeds from the sale of five restaurants in northern California in January 1997.

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

Liquidity and Capital Resources

     The Company's primary use of funds over the past five years has been for the acquisition of existing T.G.I. Friday's restaurants and exclusive development rights. These acquisitions were financed principally through the issuance of long-term debt and Common Stock. The Company has also expended funds for the development of new restaurants. The principal source of these funds has been operating cash flow, supplemented by bank and lease financing.

     Net cash flows from operating activities were $1,722,000 in 1995, $4,444,000 in 1996, and $2,624,000 in 1997. These were supplemented by net cash flows from financing of $4,195,000 and $2,051,000, for the years ended 1995 and 1996, respectively, to fund the Company's acquisitions and development of new restaurants. In 1997, the Company used $8,287,000 of net cash flows for financing activities which came primarily from the sale of assets.

     The Company's current liabilities exceed its current assets due in part to cash expended on the Company's development requirements and also because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days. At December 29, 1997 the Company had a cash balance of $8,424,000. Monthly cash receipts have been sufficient to pay all obligations as they become due.

     At December 29, 1997, the Company had long-term debt of $24,308,000 and current portion of long-term debt of $1,233,000.

     Approximately $20,839,000 of this debt is a Term Loan comprised of three notes from one lender, bears interest at 9.457% and is payable in equal monthly installments of principal and interest of approximately $222,000 (combined) until the notes are paid in full on May 1, 2012.

     In October 1997, the Company sold eight T.G.I Friday's restaurants in Washington, Oregon, Colorado and Nebraska. The sale price of these restaurants totaled $8,877,000 and resulted in a gain before taxes of approximately $3,636,000. The Company recently entered into a purchase agreement to acquire seven T.G.I Friday's restaurants in northern California and the related T.G.I. Friday's Development Agreements. The purchase price of approximately $8,600,000 will be funded by the assumption of approximately $5,000,000 of existing debt of the Seller, $2,500,000 of new debt and $1,100,000 of the Company's accumulated cash.

     The Company plans to develop at least ten additional TGI Friday's over the next year. The Company's primary lender has committed to finance the development of these new restaurants and has given the Company different alternatives under with this financing would be provided for each new restaurant.

     The Company leases all of its restaurants with terms ranging from 10 to 20 years. Minimum payments on the Company's existing lease obligations are approximately $4,900,000 per year through 2002.

Year 2000

     The Company continues to assess the impact that the Year 2000 issue will have on its information systems and operations. The Company's corporate information system, which consolidates operating results from all the restaurants and processes accounts payable and payroll, will be Year 2000 compliant  through  updated  software  versions  that  are being released by the software vendor. The Company is currently evaluating new point-of-sale equipment along with new back-office software for each of its restaurants. These systems and related equipment which process guest orders, schedule labor, and provide store level operating data need to be upgraded periodically to incorporate the latest technology, which is estimated to cost up to $2,500,000 over the next two years. These new systems will ensure that the Company is Year 2000 compliant.

     This Mangement Discussion and Analysis contains forward-looking information regarding the Company's business strategies. This forward-looking information is based primarily on the Company's expectations and is subject to a number of risks and uncertainties, some of which are beyond the Company's control. Actual results could differ materially from the forward-looking information as a result of numerous factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

     Not applicable.

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

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

     In December 1993, the Company entered into a five-year lease for space to serve as the corporate offices of the Company. Steven A. Sherman owns a majority interest in the building housing the space. The lease was approved by the disinterested directors of the Company. The lease provides for annual rent of approximately $175,000 in 1998. Rental payments under this agreement were approximately $169,000 and $172,000 during 1996 and 1997, respectively.

     In May 1991, the Company became a party to a five-year management assistance agreement with AsianStar, Inc. ("AsianStar"). J. Y. Lee, the Chairman and principal stockholder of AsianStar, was a director of the Company from September 27, 1991 to February 13, 1996. The Company recorded approximately $441,000 of income relating to the management assistance agreement during fiscal 1995. In 1996, the Company finalized an agreement with AsianStar to exchange the receivable generated by this agreement, approximately $1,497,000, and cash of approximately $162,000 for an ownership interest in AsianStar. This investment was subsequently written off due to the uncertainty of the Korean venture resulting from a down turn in the Korean economy. See
Note 2 to the Notes to Consolidated Financial Statements.

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

     In October 1997, the Company sold three T.G.I. Friday's resaurants in Colorado and Nebraska to Sherman Restaurants, LLC for $2,768,000. Sherman Restaurants, LLC is controlled by Samuel Sherman, the brother of Steven Sherman who serves as a director of the Company.

     The   Company  believes  that  the  foregoing  transactions  were  no  less favorable to the Company than could be obtained from non-affiliated parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a) Exhibits

Exhibit
Number       Exhibit
------       -------
  3.1        Certificate of Incorporation of the Registrant(3)
  3.2        Certificate of Amendment of Restated Certificate of Incorporation(6)
  3.3        Amended and Restated Bylaws of the Registrant(3)
 10.1        Registrant's 1990 Stock Option Plan(2)
 10.2        Purchase Agreement between the Registrant and TGI Friday's Inc.(1)
 10.3        Purchase Agreement between the Registrant and WRI U.S., Inc.(2)
 10.4        Asset Purchase Agreement between the Registrant and Kansas City Cafe Company(4)
 10.5        Form of Franchise Agreement between the Registrant and TGI Friday's Inc.(5)
 10.6        Stock Purchase Agreement, as amended, between the Registrant and TGI Friday's
             Inc.(5)
 10.7        Asset Conveance Agreement among CNL California Restaurants, LTD., Main St.
             California, Inc. and Registrant.(7)
 10.8        Stock Purchase Agreement among CNL California Restaurants, LTD., Main St.
             California, Inc. and Registrant.(7)
 10.9        Form of Management Agreement between Main St. California II, Inc. and Main St.
             California, Inc., a wholly owned subsidiary of Registrant.(7)
 10.10       Master Incentive Agreements between Main St. California II, Inc. and Main St.
             California, Inc., a wholly owned subsidiary of Registrant.(7)
 10.11       Employment Agreement with Bart A. Brown, Jr.(9)
 10.12       Employment Agreement with Gerard T. Bisceglia.(9)
 10.13       Promissory Note between Registrant and CNL Financial I, Inc.(9)
 10.14       Promissory Note between Registrant and CNL Financial I, Inc.(9)
 10.15       Promissory Note between Registrant and CNL Financial I, Inc.(9)
 10.16       Registrant's 1995 Stock Option Plan(8)
 10.17       Amended and Restated Development Agreement between TGI Friday's Inc. and
             Cornerstone Productions, Inc., a wholly owned subsidiary of the Registrant.
 10.18       Amended and Restated Development Agreement between TGI Friday's Inc. and Main
             St. California, Inc., a wholly owned subsidiary of the Registrant.
 10.19       Amended and Restated Development Agreement between TGI Friday's Inc. and Main
             St. Midwest, Inc., a wholly owned subsidiary of the Registrant.
 10.20       Amended and Restated Purchase Agreement between RJR Holdings, Inc. and Main St.
             California, Inc., a wholly owned Subsidiary of the Registrant.
   21        List of Subsidiaries
   27        Financial Data Schedule

------------
 (1) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1990, filed with the Securities and Exchange Commission on or about April 1, 1991.
 (2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-40993) which became effective in September 1991.
 (3) Incorporated by reference to the Registrant's Form 10-K for the year ended December 30, 1991, filed with the Securities and Exchange Commission on or about March 31, 1992.
 (4) Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission in May 1992.
 (5) Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on or about April 15, 1994.
 (6) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 33-71230) which became effective in July 1994.

(7) Incorporated by reference to the Registrant's Form 8-K Report filed with the Commission in January 1997.
(8) Incorporated by reference to Registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders.
(9) Incorporated by reference to the Registrant's Form 10-K for the year ended December 30, 1996, filed with the Securities and Exchange Commission on or about April 14, 1997.

(b) The following report of Independent Public Accountants and financial statements are filed as a part of this report.

     1. Consolidated Financial Statements (included as Page F-1 through F-16 of this report)
        Report of Independent Public Accountants
        Consolidated Financial Statements:
           Consolidated  Balance Sheets as of December 30, 1996 and December 29,
             1997.
           Consolidated  Statements of Operations  for the years ended  December
             25, 1995, December 30, 1996 and December 29, 1997.
           Consolidated Statements of Changes in Stockholders' Equity for the years ended December 25, 1995, December 30, 1996 and December 29, 1997.
           Consolidated  Statements  of Cash Flows for the years ended  December
             25, 1995, December 30, 1996 and December 29, 1997.
           Notes to Consolidated Financial Statements

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


                                     MAIN STREET AND MAIN INCORPORATED



Date: March 26, 1998                       /s/ BART A. BROWN, JR.
                                     By: --------------------------------------
                                         Bart A. Brown, Jr.
                                         President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN F. ANTIOCO             Chairman of the Board                     March 26, 1998
--------------------------
    John F. Antioco

/s/ BART A. BROWN, JR.          President and Chief Executive Officer     March 26, 1998
--------------------------      (Principal Executive Officer)
    Bart A. Brown, Jr.

/s/ GERARD T. BISCEGLIA         Executive Vice President and Director     March 26, 1998
--------------------------
    Gerard T. Bisceglia

/s/ MARK C. WALKER              Chief Financial Officer (Principal        March 26, 1998
--------------------------       Financial and Accounting Officer),
    Mark C. Walker               Secretary and Treasurer

/s/ JANE EVANS                  Director                                  March 26, 1998
--------------------------
    Jane Evans

/s/ JOHN C. METZ                Director                                  March 26, 1998
--------------------------
    John C. Metz

/s/ STEVEN A. SHERMAN           Director                                  March 26, 1998
--------------------------
    Steven A. Sherman

                       MAIN STREET AND MAIN INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          Page
                                                                                          ----
Report of Independent Public Accountants ..............................................    F-2

Consolidated Balance Sheets at December 30, 1996 and December 29, 1997 ................    F-3

Consolidated Statements of Operations for the fiscal years ended December 25, 1995,
 December 30, 1996, and December 29, 1997 .............................................    F-4

Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended
 December 25, 1995, December 30, 1996, and December 29, 1997 ..........................    F-5

Consolidated Statements of Cash Flows for the fiscal years ended December 25, 1995,
 December 30, 1996, and December 29, 1997 .............................................    F-6

Notes to Consolidated Financial Statements ............................................    F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Main Street and Main Incorporated:

     We have audited the accompanying consolidated balance sheets of MAIN STREET AND MAIN INCORPORATED (a Delaware corporation) and subsidiaries as of December 29, 1997, and December 30, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 29, 1997, December 30, 1996, and December 25, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Main Street and Main Incorporated and subsidiaries as of December 29, 1997 and December 30, 1996, and the results of their operations and their cash flows for the years ended December 29, 1997, December 30, 1996, and December 25, 1995, in conformity with generally accepted accounting principles.



                                         ARTHUR ANDERSEN LLP



Phoenix, Arizona
 March 13, 1998

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                  December 29,     December 30,
                                                                      1997             1996
                                                                      ----             ----
ASSETS
Current Assets
   Cash and cash equivalents .................................     $   8,424        $   2,613
   Accounts receivable, net ..................................         3,293            1,248
   Inventories ...............................................         1,043            1,275
   Prepaid expenses ..........................................           289              173
   Assets held for disposal, net .............................           363           10,929
                                                                   ---------        ---------
      Total current assets ...................................        13,412           16,238
Property and equipment, net ..................................        30,194           32,162
Other assets, net ............................................         3,091            4,780
Franchise costs, net .........................................        15,288           16,418
Note receivable ..............................................           757            1,250
                                                                   ---------        ---------
                                                                   $  62,742        $  70,848
                                                                   =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt .........................     $   1,233        $   2,523
   Accounts payable ..........................................         3,890            3,750
   Other accrued liabilities .................................         9,619           11,308
                                                                   ---------        ---------
      Total current liabilities ..............................        14,742           17,581
                                                                   ---------        ---------
Long-term debt, net of current portion .......................        24,308           33,809
                                                                   ---------        ---------
Other liabilities and deferred credits .......................         1,489            2,873
                                                                   ---------        ---------
Commitments and contingencies ................................
Stockholders' Equity
Common stock, $.001 par value, 25,000,000 shares authorized;
 9,970,691 and 8,718,491 shares issued and outstanding in 1997
 and 1996, respectively ......................................            10                9
Additional paid-in capital ...................................        44,145           41,694
Accumulated deficit ..........................................       (21,952)         (25,118)
                                                                   ---------        ---------
                                                                      22,203           16,585
                                                                   ---------        ---------
                                                                   $  62,742        $  70,848
                                                                   =========        =========

The  accompanying  notes  are  an  integral  part  of these consolidated balance sheets.

              MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Amounts)




                                                                           Year Ended
                                                         -----------------------------------------------
                                                          December 29,     December 30,     December 25,
                                                              1997             1996             1995
                                                              ----             ----             ----
Revenue ................................................   $ 107,997        $  122,563       $ 119,508
                                                           ---------        ----------       ---------
Restaurant Operating Expenses
   Cost of sales .......................................      30,995            35,089          34,005
   Payroll and benefits ................................      32,469            38,858          36,769
   Depreciation and amortization .......................       3,552             4,586           4,353
   Other operating expenses ............................      30,589            36,944          35,250
                                                           ---------        ----------       ---------
      Total restaurant operating expenses ..............      97,605           115,477         110,377
                                                           ---------        ----------       ---------
Income from restaurant operations ......................      10,392             7,086           9,131
   Depreciation and amortization .......................         953             1,450           1,331
   General and administrative expenses .................       4,559             4,388           4,410
   Restructuring and reorganization ....................      (2,390)           20,208             --
                                                           ---------        ----------       ---------
Operating income (loss) ................................       7,270           (18,960)          3,390
Interest expense, net ..................................       2,466             3,206           4,424
                                                           ---------        ----------       ---------
   Net income (loss) before income taxes and
    extraordinary item .................................       4,804           (22,166)         (1,034)
Provision for income taxes .............................         --                --              --
                                                           ---------        ----------       ---------
   Net income (loss) before extraordinary item .........       4,804           (22,166)         (1,034)
   Extraordinary loss from debt extinguishment .........       1,638               --              --
                                                           ---------        ----------       ---------
Net income (loss) ......................................   $   3,166        $  (22,166)      $  (1,034)
                                                           =========        ==========       =========
Basic Earnings Per Share
   Income (loss) before extraordinary item .............   $    0.48        $    (2.73)      $   (0.22)
   Extraordinary item ..................................      ( 0.16)              --              --
                                                           ---------        ----------       ---------
    Net income (loss) ..................................   $    0.32        $    (2.73)      $   (0.22)
                                                           =========        ==========       =========
Diluted Earnings Per Share
   Income (loss) before extraordinary item .............   $    0.47        $    (2.73)      $   (0.22)
   Extraordinary item ..................................      ( 0.16)              --              --
                                                           ---------        ----------       ---------
      Net income (loss) ................................   $    0.31        $    (2.73)      $   (0.22)
                                                           =========        ==========       =========
   Weighted Average Number Of Shares Outstanding
    -- Basic ...........................................       9,918             8,110           4,621
                                                           =========        ==========       =========
   Weighted Average Number Of Shares Outstanding
    -- Diluted .........................................      10,098             8,110           4,621
                                                           =========        ==========       =========

 The accompanying notes are an integral part of these consolidated statements.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                          Common Stock
                                       ------------------    Additional
                                                    Par       Paid-In       Accumulated
                                        Shares     Value      Capital         Deficit         Total
                                       --------   -------   -----------   --------------   -----------
BALANCE, December 26, 1994 .........    3,637      $  4      $ 24,515       $   (1,918)     $  22,601
 Shares issued in connection with
   public offering, net ............    4,313         4        15,674              --          15,678
 Shares issued in connection with
   options exercised ...............        2       --             16              --              16
 Net loss ..........................      --        --            --            (1,034)        (1,034)
                                        -----      ----      --------       ----------      ---------
BALANCE, December 25, 1995 .........    7,952         8        40,205           (2,952)        37,261
 Shares issued in connection with
   private placement ...............      766         1         1,489              --           1,490
 Net loss ..........................      --        --            --           (22,166)       (22,166)
                                        -----      ----      --------       ----------      ---------
BALANCE, December 30, 1996 .........    8,718         9        41,694          (25,118)        16,585
 Shares issued in connection with
   private placement ...............    1,250         1         2,447              --           2,448
 Shares issued in connection with
   options exercised ...............        3       --              4              --               4
 Net income ........................      --        --            --             3,166          3,166
                                        -----      ----      --------       ----------      ---------
BALANCE, December 29, 1997 .........    9,971      $ 10      $ 44,145       $  (21,952)     $  22,203
                                        =====      ====      ========       ==========      =========

 The accompanying notes are an integral part of these consolidated statements.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                             Year Ended
                                                           -----------------------------------------------
                                                            December 29,     December 30,     December 25,
                                                                1997             1996             1995
                                                                ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..................................... $ 3,166          $ (22,166)       $ (1,034)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
   Depreciation and amortization .........................   4,505              6,036           5,684
   Restructuring and reorganization ......................  (2,391)            20,208             --
   Extraordinary loss from debt extinguishment ...........   1,638                --              --
   Changes in assets and liabilities
      Accounts receivable, net ...........................     122              1,104            (378)
      Inventories ........................................     124                 57            (130)
      Prepaid expenses ...................................    (116)               288            (134)
      Other assets, net ..................................  (1,288)            (1,380)         (2,187)
      Accounts payable ...................................      57                207          (1,464)
      Other accrued liabilities ..........................  (3,193)                90           1,365
                                                           -------          ---------        --------
        Net Cash Flows -- Operating Activities ...........   2,624              4,444           1,722
                                                           -------          ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid to acquire assets through business
    combination ..........................................    (880)               --              --
   Payment of accrued acquisition costs ..................     --                 --             (242)
   Net additions to property and equipment ...............  (6,613)            (8,623)         (7,196)
   Sale of assets ........................................  17,326                 -              --
   Cash received from sale-leaseback transaction .........   1,641                --            3,213
                                                           -------          ---------        --------
        Net Cash Flows -- Investing Activities ...........  11,474             (8,623)         (4,225)
                                                           -------          ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock ....................   2,504              1,490          16,186
   Financing and offering costs paid .....................     (52)               --           (1,774)
   Long term debt borrowings .............................  21,554              4,506           3,028
   Principal payments on long term debt .................. (32,293)            (3,945)        (13,245)
                                                           -------          ---------        --------
        Net Cash Flows -- Financing Activities ...........  (8,287)             2,051           4,195
                                                           -------          ---------        --------
NET CHANGE IN CASH AND CASH EQUIVALENTS ..................   5,811             (2,128)          1,692
CASH AND CASH EQUIVALENTS, BEGINNING .....................   2,613              4,741           3,049
                                                           -------          ---------        --------
CASH AND CASH EQUIVALENTS, ENDING ........................ $ 8,424          $   2,613        $  4,741
                                                           =======          =========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
   Cash paid during the year for interest ................ $ 3,404          $   2,987        $  5,041
                                                           =======          =========        ========

 The accompanying notes are an integral part of these consolidated statements.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND BASIS OF PRESENTATION

     Main Street and Main Incorporated (the "Company") is a Delaware corporation engaged in the business of acquiring, developing and operating restaurants. The Company currently owns 30 T.G.I. Friday's restaurants and one Front Row Sports Grill, and operates 16 T.G.I. Friday's restaurants under management agreements. The Company has a 52% ownership interest in Redfish America, LLC which currently owns and operates four Redfish restaurants.

     Principles of Consolidation

     The  consolidated financial statements include the accounts of the Company,
its   wholly   owned  subsidiaries,  and  Redfish  America,  LLC.  All  material intercompany transactions have been eliminated in consolidation.

     Fiscal Year

     The Company's restaurants operate on a fiscal year which ends on the Monday closest to December 31.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. RESTRUCTURING AND REORGANIZATION

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No.121, "Accounting for the Impairment of Long-lived Assets and for Long-lived assets to be Disposed Of " which the Company adopted in 1996. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from an asset to be held and used in operations is less than the carrying value of the asset, an impairment loss must be recognized in the amount of the difference between the carrying value and the fair value. Assets to be disposed of must be valued at the lower of carrying value or fair value less costs to sell.

     During 1996, the Company implemented a long-term business strategy to place more emphasis on the core business and to dispose of underperforming core assets and non-core assets. As a result of implementing this strategy, combined with certain events occurring during 1996 and 1997, the Company recognized a gain on sale of assets, a restructuring charge, and impairment of certain assets as follows (in thousands):

                                                                         1997           1996
                                                                         ----           ----
          Gain on sale of assets ................................     $  (5,231)     $    --
          Impairment of non-core assets .........................         1,660         6,985
          Impairment of core assets held for disposal ...........           --          8,674
          Impairment of core assets used in operations ..........           842         3,141
          Other restructuring costs .............................           339         1,408
                                                                      ---------      --------
                                                                      $  (2,390)     $ 20,208
                                                                      =========      ========

     Gain on Sale of Assets

     In January 1997, the Company sold five restaurants in Northern California (the "Northern California Sale") for $10,575,000 in cash and entered into a Management Agreement with the buyer to manage

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

the restaurants. This transaction resulted in a gain before taxes of approximately $1,595,000. Of the total proceeds, $8,000,000 was used to reduce the Company's Term Loan with the balance used for working capital purposes. In addition, the Company sold eight T.G.I. Friday's restaurants in Washington, Oregon, Colorado and Nebraska. The sale price of these restaurants totaled $8,877,000 and resulted in a gain before taxes of approximately $3,636,000.

     Impairment of non-core assets

     In December 1993, the Company sold its dairy and food distribution business for $7,500,000, including a promissory note in the amount of $6,000,000 due on December 31, 1996. During the second quarter of 1996, the debtor on the $6,000,000 promissory note sold assets related to its dairy operations, which represented a significant portion of the collateral securing the note. The debtor used cash from the sale to pay down senior debt and to provide working capital for its ice cream novelty production facility. Due to uncertainty of the business, the Company's promissory note, net of the deferred gain booked at the time of the initial sale, was written down by $4,136,000 during 1996. During 1997, the Company wrote off the remaining carrying value of $1,000,000 due to further adverse developments with the dairy and food distribution business.

     In May 1991, the Company entered into a five-year management assistance agreement with AsianStar Co., Ltd. (AsianStar), a Korean company affiliated with a former director of the Company, to provide management services and expertise relative to the development and operation of T.G.I. Friday's restaurants in the Republic of Korea. The management assistance agreement provided for the Company to receive a fee of 3% of the net revenue of the first two restaurants developed in Seoul, Korea. The Company recorded approximately $441,000 of royalty income during 1995. In 1996, the Company finalized an agreement with AsianStar to exchange its receivable, from the recognition of royalty income, for an ownership interest in AsianStar. Due to uncertainty of the Korean venture and the estimated length of time before the Company will receive any return on its investment, a $1,000,000 impairment loss was taken during 1996. The Company's investment in the Korean venture was approximately $660,000 as of December 30, 1996 and is included in other assets. During 1997, the Company wrote off the remaining carrying value of this investment due to further uncertainty of the Korean venture resulting from a down turn in the Korean economy.

     In addition, during 1996, the Company determined that property and equipment related to its indoor entertainment center being leased to a third party exceeded its realizable value based on the level of lease payments to be received over the remaining life of the lease, which resulted in an impairment loss of $582,000. The remaining balance of the 1996 impairment of non-core assets is comprised primarily of write downs of real estate that the Company was holding for future restaurant development and now has plans to dispose of within the next 12 months.

     Impairment of core assets held for disposal:

     During 1996, the Company recorded a $5,541,000 charge to write off property and equipment and pre-opening costs associated with two of the Company's recently developed restaurants. One of the restaurants was a Front Row Sports Grill in Portland, Oregon and the other was a T.G.I. Friday's restaurant in Denver, Colorado. In addition, the Company took a $1,096,000 impairment loss charge in 1996 related to closing a 20 year old T.G.I. Friday's restaurant in southern California in 1997. The remaining balance of the 1996 impairment loss of $2,037,000 of core assets held for disposal relates to assets of three T.G.I. Friday's restaurants that were written down to fair value and disposed of during 1997.

     Impairment of core assets used in operations:

     In accordance with SFAS No. 121, the Company recorded a charge of $3,141,000 during 1996 related to three of its T.G.I. Friday's restaurants where undiscounted cash flows over the remaining term of the

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

lease did not support the carrying value of the assets. During 1997, the Company recorded a charge of $874,000 related primarily to two Redfish restaurants where undiscounted cash flows did not support the carrying value of the assets.

     Other restructuring costs:

     Other restructuring costs include severance, contract termination and professional services costs incurred in conjunction with the restructuring.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements reflect the application of the following accounting policies:

     Cash and Cash Equivalents

     Cash and cash equivalents include funds on hand, short-term money market investments and certificate of deposit accounts with original maturities within 91 days of purchase.

     Inventories

     Inventories consist primarily of food, beverages and supplies and are stated at cost using the first-in, first-out (FIFO) method.

     Property and Equipment

     Property and equipment are stated at cost, depreciated on a straight-line basis over the estimated useful lives, and consist of the following (in thousands):

                                                        Useful Lives        1997           1996
                                                        ------------        ----           ----
        Land .........................................      --           $     534      $   1,234
        Building and leasehold improvements ..........     5-20             20,924         21,950
        Kitchen equipment ............................      5-7              7,418          7,858
        Restaurant equipment .........................     5-10              3,162          3,539
        Smallwares and decor .........................     5-10              4,017          4,410
        Office equipment and furniture ...............      5-7              1,487          1,498
        Equipment under capital leases ...............       7                 315            357
                                                                         ---------      ---------
                                                                            37,857         40,846
        Less: Accumulated depreciation and
          amortization ...............................                     (11,340)       (10,520)
                                                                         ---------      ---------
                                                                            26,517         30,326
        Construction in progress .....................                       3,677          1,836
                                                                         ---------      ---------
           Total .....................................                   $  30,194      $  32,162
                                                                         =========      =========

     Assets Held for Disposal

     In January 1997 the Company sold five restaurants in Northern California for $10,575,000 in cash. The net carrying value of the five restaurants sold was approximately $8,669,000 at December 30, 1996 and is included in assets held for disposal. The remaining balance of assets held for disposal at December 30, 1996 consists of the net assets of three T.G.I. Friday's restaurants and two parcels of land. Only one parcel of land remains undisposed of at December 29, 1997.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     Franchise Costs

     The Company has paid certain franchise costs for the exclusive right to operate restaurants in its franchise territories. These costs are being amortized on a straight-line basis and consist of the following (in thousands):


                                                     Amortization
                                                        Period          1997          1996
                                                        ------          ----          ----
         Franchise fees and license costs .........     20-30        $ 17,775      $ 18,430
         Prepaid franchise fees ...................       --              100            30
                                                                     --------      --------
                                                                       17,875        18,460
         Less: Accumulated amortization ...........                    (2,587)       (2,042)
                                                                     --------      --------
            Total .................................                  $ 15,288      $ 16,418
                                                                     ========      ========

     Franchise fees and license costs represent the value assigned to the franchise agreements in the regions acquired and to the licenses to operate the restaurants. These agreements provide for an initial term of 20 years with two renewal terms of 10 years each. Prepaid franchise fees relate to the restaurants the Company is committed to develop under the terms of the development agreements (Note 7).

     Pre-opening Costs

     The Company defers certain start-up costs directly related to the opening of new restaurants. Pre-opening costs of approximately $227,000 and $148,000 as of December 29, 1997 and December 30, 1996, respectively, are included in other assets in the consolidated balance sheets.

     The Company's policy is to amortize pre-opening costs over 12 months commencing with the opening of each new restaurant. Amortization of pre-opening costs (excluding amounts included in the restructuring charge), was approximately $287,000, $318,000 and $640,000 in 1997, 1996, and 1995,
respectively.

     Other Accrued Liabilities

     Other accrued liabilities consist of the following ( in thousands):

                                                                     1997         1996
                                                                     ----         ----
          Bank overdraft ......................................    $ 1,574      $  2,432
          Accrued payroll .....................................      2,074         2,429
          Accrued losses on assets held for disposal ..........      2,116         1,572
          Accrued sales tax ...................................        669           861
          Accrued interest ....................................          7           946
          Other accrued liabilities ...........................      3,179         3,068
                                                                   -------      --------
                 Total ........................................    $ 9,619      $ 11,308
                                                                   =======      ========

     Income Taxes

     The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No.109, Accounting for Income Taxes. Under the liability method, deferred taxes are provided based on the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, using enacted tax rates in the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income during the period that includes the enactment date.

     Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which supersedes Accounting Principles Board ("APB") Opinion No. 15, the existing authoritative

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

guidance. The statement modifies the calculation of primary and fully diluted earnings per share ("EPS") and replaces them both with basic and diluted EPS. SFAS No. 128 is effective for financial statements for both interim and annual periods presented after December 15, 1997 and as a result, all prior period EPS data have been restated. The following table sets forth basic and diluted EPS computations for the years ended December 29, 1997, December 30, 1996, and December 25, 1995 (in thousands, except per share amounts):

                                             1997                               1996
                               --------------------------------- -----------------------------------
                                                      Per Share                           Per Share
                                Net Income   Shares     Amount      Net Loss     Shares     Amount
                               ------------ -------- ----------- -------------- -------- -----------
Basic EPS ....................    $ 3,166     9,918    $  0.32     $  (22,166)   8,110   $   (2.73)
                                                       =======                           =========
Effect of stock options ......        --        180                       --       --
                                  -------     -----                ----------    -----
Diluted EPS ..................    $ 3,166    10,098    $  0.31     $  (22,166)   8,110   $   (2.73)
                                  =======    ======    =======     ==========    =====   =========

                                              1995
                               -----------------------------------
                                                        Per Share
                                  Net Loss    Shares     Amount
                               ------------- -------- ------------
Basic EPS ....................   $  (1,034)   4,621    $   (0.22)
                                                       =========
Effect of stock options ......         --       --
                                 ---------    -----
Diluted EPS ..................   $  (1,034)   4,621    $   (0.22)
                                 =========    =====    =========

     Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued SFAS Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statements' requirements is not expected to have a material impact on the Company's financial position, results of operations or earnings per share data as currently reported.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

4. INCOME TAXES

     Deferred income taxes arise due to differences in the treatment of income and expense items for financial reporting and income tax purposes. In 1996 and 1995, the Company generated net operating losses and in 1997, the Company utilized net operating losses. The effect of temporary differences and carryforwards that gave rise to deferred tax balances at December 29, 1997 and December 30, 1996 were as follows (in thousands):

                                             Temporary Differences
                                            ------------------------       Tax Carry     Net Deferred
December 29, 1997                           Deductible       Taxable        Forwards      Tax Assets
-----------------                           ----------       -------        --------      ----------
Excess tax over book depreciation
 and amortization ........................    $   --        $  (2,757)     $    --        $  (2,757)
Provision for estimated expenses .........      1,207             --            --            1,207
Restructuring and reorganization .........      3,673             --            --            3,673
Other ....................................        --             (491)          --             (491)
General business and AMT credits .........        --              --          2,668           2,668
Net operating loss carryforward ..........        --              --          5,905           5,905
Valuation reserve ........................        --              --         (9,837)         (9,837)
                                              -------       ---------      --------       ---------
      Total ..............................    $ 4,880       $  (3,248)     $ (1,264)      $     368
                                              =======       =========      ========       =========



                                             Temporary Differences         Tax Carry
                                            ------------------------      Forwards and   Net Deferred
December 30, 1996                           Deductible       Taxable       Carrybacks     Tax Assets
-----------------                           ----------       -------       ----------     ----------
Excess tax over book depreciation
 and amortization ........................    $   --        $  (3,301)    $     --        $  (3,301)
Provision for estimated expenses .........      1,363             --            --            1,363
Restructuring and reorganization .........      6,955             --            --            6,955
Other ....................................        --             (491)          --             (491)
General business and AMT credits .........        --              --          2,117           2,117
Net operating loss carryforward ..........        --              --          4,461           4,461
Valuation reserve ........................        --              --        (10,790)        (10,790)
                                              -------       ---------     ---------       ---------
      Total ..............................    $ 8,318       $  (3,792)    $  (4,212)      $     314
                                              =======       =========     =========       =========

     The amounts recorded as net deferred tax assets at December 29, 1997 and December 30, 1996 are included as a component of other assets in the consolidated balance sheets. The remaining net deferred tax asset as of December 29, 1997 consists primarily of the benefits to be obtained from the use of net operating loss carryforwards and credits expected to be realized in the future.

     In 1997, the Company's tax provision was fully offset by the reversal of prior year valuation allowances. The Company did not recognize for financial reporting purposes any benefits related to net operating losses generated during 1995 and 1996.

     At December 29, 1997, the Company had approximately $14,700,000 of net operating and capital loss carryforwards to be used to offset future income for income tax purposes. These carryforwards expire in the years 2002 to 2013.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     Reconciliations of the federal income tax rate to the Company's effective tax rate were as follows:

                                                                1997            1996
                                                                ----            ----
          Statutory federal rate .......................        34.0%           (34.0)%
          State taxes, net of federal benefit ..........         6.0            ( 6.0)
          Nondeductible expenses .......................         7.5              1.4
          Benefit of FICA credit .......................        (18.0)          ( 3.3)
          Change in valuation allowance ................        (29.5)           41.9
                                                                -----           -----
                                                                  0.0%            0.0%
                                                                =====           =====

5. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                      Maturity
                                        Dates       Interest Rates           1997          1996
                                      ---------     ---------------       ---------     ---------
Term Loan I .......................      2002       2.8% over LIBOR        $    --       $ 26,500
Term Loan II ......................      2012           9.457%               20,839           --
TGI Friday's note payable .........      1997             12%                   --          1,817
Other notes payable ...............   1999-2015       9.96 - 11%              4,639         7,839
Capital Leases ....................      1999            11.5%                   63           176
                                                                           --------      --------
                                                                             25,541        36,332
Less current portion ..............                                          (1,233)       (2,523)
                                                                           --------      --------
Total .............................                                        $ 24,308      $ 33,809
                                                                           ========      ========

     In March 1997, the Term Loan I was repaid with $8,000,000 of proceeds from the Northern California Sale (Note 3) and with proceeds from new borrowings. The new borrowings (Term Loan II), comprised of three notes from one lender, bear interest at 9.457% and are payable in equal monthly installments of principal and interest of approximately $222,000 (combined) until the notes are paid in full on May 1, 2012. Proceeds from the Term Loan II were also used to repay the TGI Friday's note including accrued interest of $301,000, with the remaining proceeds used for general corporate purposes. The early extinguishment of the Term Loan I resulted in an extraordinary loss of $1,638,000, before income taxes. The Company currently finances equipment and leasehold improvements at certain restaurants it developes. These notes range from $400,000 to $950,000, have interest rates ranging from 10% to 11% and require monthly principal and interest payments.

     The Term Loan II is secured by the assets of 16 T.G.I. Friday's restaurants and contains one financial covenant relative to a fixed charge coverage ratio, which the Company currently is in compliance with. In addition, assets at five T.G.I. Friday's restaurants and at the Front Row Sports Grill have been pledged as collateral for other debt.

     Maturities   of  long-term  debt,  giving  effect  to  the  new  borrowings discussed above, are as follows (in thousands):


                        1998 ...............  $  1,233
                        1999 ...............     1,338
                        2000 ...............     1,324
                        2001 ...............     1,452
                        2002 ...............     1,467
                        Thereafter .........    18,727
                                              --------
                           Total ...........  $ 25,541
                                              ========

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

6. STOCKHOLDERS' EQUITY

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

     During 1996, the Company sold 766,666 shares of its Common Stock to two officers of the Company for $1,500,000. In January 1997, the Company sold
1,250,000 shares of its Common Stock to various investors, including 500,000 shares purchased by two officers of the Company for total proceeds of $2,500,000.

     Stock Options

     In July 1990, the Company's Board of Directors approved a stock option plan ("the 1990 Plan"). The 1990 Plan provides for issuance of up to 250,000 options to acquire shares of the Company's Common Stock. The options are intended to qualify as incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986 or as options which are not intended to meet the requirements of such section (non-statutory stock options) and may include stock appreciation rights, restricted stock awards, phantom stock, performance shares or non-employee director options.

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

     In January 1996, the Company adopted a new stock option plan ("the 1996 Plan"), with terms comparable to the 1990 Plan, covering 325,000 shares of Common Stock.

     During 1997, the Company canceled substantially all outstanding options and granted new options under the 1990 and 1996 Plans. In addition, the Company's Board of Directors approved the issuance of 1,250,000 non-statutory stock options to three of the Company's officers during 1996 and the issuance of 425,000 non-statutory stock options to two of the Company's officers during 1997.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     Stock option information as of December 29, 1997, December 30, 1996, and December 25, 1995 is as follows:

                                                            1997                       1996                       1995
                                                 -------------------------  --------------------------  -----------------------
                                                                    Wtd.                       Wtd.                      Wtd.
                                                                    Avg.                       Avg.                      Avg.
                                                   Shares          Price      Shares          Price       Shares        Price
                                                   ------          -----      ------          -----       ------        -----
  Options outstanding at beginning of
   period ...................................... 1,596,500       $   3.40     118,413       $   12.93     173,037    $   12.74
  Granted ......................................   781,950           2.46   1,668,500            3.25         --           --
  Exercised ....................................     2,200           2.50        --               --        2,500         6.52
  Canceled .....................................   298,750           3.51     190,413            9.42      52,124        12.60
                                                 ---------                  ---------                     -------
  Options outstanding at end of period ......... 2,077,500           2.90   1,596,500            3.40     118,413        12.93
                                                 =========                  =========                     =======
  Exercisable at end of period ................. 1,224,291           3.40     350,000            2.00      86,469        12.85
                                                 =========                  =========                     =======
  Weighted average fair value of options
   granted ..................................... $   1.44                   $    0.59                        N/A
                                                 =========                  =========                     =======

     Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

     The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25; therefore, no compensation cost is recognized in the accompanying financial statements for stock-based employee awards. The Company had computed, for pro forma disclosure purposes, the value of all options granted during 1997 and 1996, using Black-Scholes option pricing model with the following weighted average assumptions:

                                                 1997       1996
                                               Options     Options
                                               -------     -------

          Risk free interest rate .........       6.2%       5.8%
          Expected dividend yield .........       0.0%       0.0%
          Expected lives in years .........       4.0        3.5
          Expected volatility .............      71.3%      40.7%

     If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company's year end net income and earnings per share would have been reported as follows (in thousands, except per share amounts):

                                                    1997            1996
                                                    ----            ----
          Net income (loss):
               Pro Forma ......................   $ 2,442       $ (22,451)
          Earnings per share:
               Pro Forma -- Basic .............      0.25           (2.77)
               Pro Forma -- Diluted ...........      0.24           (2.77)

     The effects of applying SFAS No. 123 for providing pro forma disclosures for 1997 and 1996 are not likely to be representative of the effects on reported net income and earnings per common stock and common stock equivalent for future years, because options vest over several years and additional awards are made each year.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     Common Stock Warrants

     As of December 29, 1997 and December 30, 1996 the Company had outstanding warrants to acquire its securities as follows:

                                                                                 1997         1996
                                                                                 ----         ----
Common Stock to be acquired by warrants issued to a former Director;
 exercisable at $20.00 through June 1997; non-callable ....................        --        68,182
Common Stock to be acquired by warrants issued to various Company
 employees; exercisable at $12.50 through July 1997; non-callable .........        --        93,750
Common Stock to be acquired by warrants issued to lenders in connection with the Term Loan; exercisable at $9.08 through March 2004;
 callable .................................................................    231,277      202,898
                                                                               -------      -------
   Total ..................................................................    231,277      364,830
                                                                               =======      =======

7. COMMITMENTS AND CONTINGENCIES

     Development Agreements

     The Company is obligated under three separate development agreements to open 35 new T.G.I. Friday's restaurants through 2002. The development agreements give TGI Friday's Inc. certain remedies in the event the Company fails to timely comply with the development agreements, including the right under certain circumstances, to reduce the number of restaurants the Company may develop in the related franchised territory, or terminate the Company's exclusive rights to develop restaurants in the related franchised territory. The Company development territories include Arizona, Nevada, New Mexico, the Los Angeles, San Diego and San Francisco, California areas, and the Kansas City and El Paso metropolitan areas.

     Franchise, License and Marketing Agreements

     In accordance with the terms of the T.G.I. Friday's restaurant franchise agreements, the Company is required to pay franchise fees of $50,000 for each restaurant opened. The Company is also required to pay a royalty of up to 4% of gross sales. Royalty expense was approximately $4,120,000, $4,850,000 and $4,800,000 under these agreements during 1997, 1996 and 1995, respectively. In addition, the Company could be required to spend up to 4% of gross sales on marketing, although during 1997 it was only required to pay up to 1.85% of gross sales. Marketing expense under these agreements was approximately $1,919,000, $1,554,000 and $2,360,000 during 1997, 1996 and 1995, respectively.

     Operating Leases

     The Company leases land and restaurant facilities under operating leases having terms expiring at various dates through March 2015. The restaurant leases have from two to three renewal clauses of five years each at the option of the Company and have provisions for contingent rentals based upon percentage of gross sales as defined. The Company's minimum future lease payments as of December 29, 1997 were as follows (in thousands):

                      1998 ...............    $ 4,841
                      1999 ...............      4,722
                      2000 ...............      4,857
                      2001 ...............      4,947
                      2002 ...............      4,938
                      Thereafter .........     43,612
                                              -------
                          Total ..........    $67,917
                                              =======

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     Rental expense during 1997, 1996 and 1995 was approximately $5,081,000, $6,299,000, and $5,872,000 respectively. In addition, the Company paid contingent rentals of $499,000, $539,000 and $433,000 during 1997, 1996 and
1995, respectively.

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

8. BENEFIT PLANS

     The Company maintains a 401(k) Savings Plan for all of its employees. The Company currently matches 25% of the participants' contributions for the first 6% of the participants' compensation. Contributions by the Company were approximately $78,000, $79,000 and $71,000 during 1997, 1996 and 1995, respectively.

9. RELATED PARTY TRANSACTIONS

     In October 1997, the Company sold three T.G.I. Friday's resaurants in Colorado and Nebraska to Sherman Restaurants, LLC for $2,768,000 (Note 2). Sherman Restaurants, LLC is controlled by Samuel Sherman, the brother of Steven Sherman who serves as a director of the Company.

     In December 1993, the Company entered into a five year lease agreement for corporate office space with an entity controlled by two officers of the Company. The lease provides for annual rent of approximately $175,000 in 1998. Approximately $172,000, $169,000 and $166,000 was paid in rent during 1997, 1996 and 1995, respectively.
                                      F-17