Form 10-Q
period 1998-03-30
MAIN STREET & MAIN INC
filed 1998-05-14
CIK 847466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

QUARTERLY  REPORT UNDER SECTION 13 OR 15 (D) OF THE  SECURITIES  EXCHANGE ACT OF
1934

For the quarterly Period Ended March 30, 1998

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


Yes X  No ___


Number of shares of common stock, $.001 par value, of registrant outstanding at March 30, 1998: 9,970,691

                        MAIN STREET AND MAIN INCORPORATED
================================================================================
                                      INDEX



PART 1.  FINANCIAL INFORMATION

Item 1.    Financial Statements - Main Street and Main Incorporated

                  Consolidated Balance Sheets - March 30, 1998 and
                  December 29, 1997                                            3

                  Consolidated Statements of Operations - Three Months
                  Ended March 30, 1998 and March 31, 1997                      4

                  Consolidated Statements of Cash Flows - Three Months
                  Ended March 30, 1998 and March 31, 1997                      5

                  Notes to Consolidated Financial Statements -                 6
                  March 30, 1998

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               7

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                   10


SIGNATURES                                                                    10

                        MAIN STREET AND MAIN INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                    March 30, 1998  December 29, 1997
                                                    --------------  -----------------
                                                      (Unaudited)
ASSETS
Current Assets:
       Cash and cash equivalents                         $  8,584        $  8,424
       Accounts receivable, net                               685           3,293
       Inventories                                            994           1,043
       Prepaid expenses                                       517             289
       Assets held for disposal, net                          363             363
                                                         --------        --------
                  Total current assets                     11,143          13,412

Property and equipment, net                                33,620          30,194
Other assets, net                                           3,535           3,091
Franchise costs, net                                       15,033          15,288
Notes receivable                                              757             757
                                                         --------        --------

                                                         $ 64,088        $ 62,742
                                                         ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Current portion of long-term debt                 $  1,233        $  1,233
       Accounts payable                                     3,332           3,890
       Other accrued liabilities                           10,911           9,619
                                                         --------        --------
                  Total current liabilities                15,476          14,742
                                                         --------        --------

Long-term debt, net of current portion                     23,993          24,308
                                                         --------        --------

Other liabilities and deferred credits                      1,666           1,489
                                                         --------        --------

Commitments and contingencies                                --              --

Stockholders' Equity:
Common stock, $.001 par value, 25,000,000 shares
        authorized; 9,970,691 and 9,970,691 shares
        issued and outstanding in 1998 and 1997,               10              10
        respectively
Additional paid-in capital                                 44,145          44,145
Accumulated deficit                                       (21,202)        (21,952)
                                                         --------        --------
                                                           22,953          22,203
                                                         --------        --------

                                                         $ 64,088        $ 62,742
                                                         ========        ========

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                        MAIN STREET AND MAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                            Three Months Ended
                                                       March 30, 1998  March 31, 1997
                                                       --------------  --------------
Revenue                                                   $ 24,342        $ 26,548
                                                          --------        --------

Restaurant Operating Expenses:
    Cost of sales                                            6,975           7,440
    Payroll and benefits                                     7,316           8,165
    Depreciation and amortization                              875             880
    Other operating expenses                                 6,474           7,551
                                                          --------        --------
       Total restaurant operating expenses                  21,640          24,036
                                                          --------        --------

Income from restaurant operations                            2,702           2,512

Other Operating (Income) Expenses:
    Depreciation and amortization                              201             209
    General and administrative expenses                      1,174           1,008
    Gain on disposal of assets                                --            (1,595)
                                                          --------        --------

Operating income                                             1,327           2,890

Interest expense, net                                          577             638
                                                          --------        --------

Net income before taxes                                        750           2,252

Income tax expense                                            --              --
                                                          --------        --------


Net income before extraordinary item                           750           2,252

Extraordinary loss from debt extinguishment                   --             1,638
                                                          --------        --------

Net income                                                $    750        $    614
                                                          ========        ========

Diluted Earnings Per Share:
       Net income before extraordinary item               $   0.07        $   0.22
       Extraordinary loss from debt extinguishment            --             (0.16)
                                                          --------        --------

          Net income                                      $   0.07        $   0.06
                                                          ========        ========

Weighted average shares outstanding-diluted                 10,396           9,968
                                                          ========        ========

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                        MAIN STREET AND MAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                              Three Months Ended
                                                         March 30, 1998   March 31, 1997
                                                         --------------   --------------
Cash Flows From Operating Activities
    Net Income                                              $    750         $    614
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                           1,076            1,089
       Gain on disposal of assets                               --             (1,595)
       Extraordinary loss from debt extinguishment              --              1,638
       Changes in assets and liabilities:
         Accounts receivable, net                                546             (196)
         Inventories                                              49               62
         Prepaid expenses                                       (228)              (6)
         Other assets, net                                      (274)            (152)
         Accounts payable                                       (558)            (993)
         Other liabilities                                     1,468           (2,473)
                                                            --------         --------
               Net Cash Flows - Operating Activities           2,829           (2,012)
                                                            --------         --------

Cash Flows From Investing Activities:
    Cash paid to acquire assets through business
     combination                                                --               (250)
    Net additions to property and equipment                   (4,416)            (841)
     Cash received from sale of assets                         2,062           10,788
                                                            --------         --------
             Net Cash Flows - Investing Activities            (2,354)           9,697
                                                            --------         --------

Cash Flows From Financing Activities:
    Proceeds from sale of common stock                          --              2,483
    Long-term debt borrowings                                   --                254
    Principal payments on long-term debt                        (315)          (9,535)
                                                            --------         --------
             Net Cash Flows -  Financing Activities             (315)          (6,798)
                                                            --------         --------

Net change in cash and cash equivalents                          160              887

Cash and cash equivalents, beginning                           8,424            2,613
                                                            --------         --------

Cash and cash equivalents, end                              $  8,584         $  3,500
                                                            ========         ========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest                $    577         $  1,172
                                                            ========         ========

                  The accompanying notes are an integral part of these consolidated financial statements.

                        MAIN STREET AND MAIN INCORPORATED

                   Notes to Consolidated Financial Statements

                                 March 30, 1998
                                   (Unaudited)


1. The financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange
     Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management of the Company believes that the disclosures are adequate to make the information presented not misleading. For a complete description of the accounting policies, see the Company's Form 10-K Report for the year ended December 29, 1997.

2.   The Company's restaurants operate on a fiscal quarter of 13 weeks.

3. The results of operations for the three months ended March 30, 1998 are not necessarily indicative of the results to be expected for a full year.

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

6.   In  April  1998,  the  Accounting   Standards  Executive  Committee  issued
     Statement  of  Position  98-5  ("SOP  98-5"),  "Reporting  on the  Costs of
     Start-Up Activities". This statement is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides authoritative guidance on the financial reporting of start-up and organization costs, including the costs incurred prior to the opening of a restaurant, or preopening costs. This statement requires that such costs be expensed as incurred and not capitalized and amortized. The Company currently capitalizes and amortizes these costs over a one year period. The Company will adopt SOP 98-5 for its fiscal year beginning on December 29, 1998 and commence expensing preopening costs as they are incurred. All unamortized costs outstanding at the end of the fiscal year ending December 28, 1998 will be reported as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion No. 20, "Accounting Changes".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to total revenue:


                                                  March 30, 1998  March 31, 1997
                                                  --------------  --------------

Revenue                                                 100.0%          100.0%

Restaurant Operating Expenses:
    Cost of sales                                        28.7            28.0
    Payroll and benefits                                 30.0            30.8
    Depreciation and amortization                         3.6             3.3
    Other operating expenses                             26.6            28.4
                                                        -----           -----
       Total restaurant operating expenses               88.9            90.5
                                                        -----           -----

Income from restaurant operations                        11.1             9.5

Other Operating (Income)Expenses:
    Depreciation and amortization                         0.8             0.8
    General and administrative expenses                   4.8             3.8
    Gain on disposal of assets                            --             (6.0)
                                                        -----           -----
Operating income                                          5.5            10.9

     Interest expense, net                                2.4             2.4
                                                        -----           -----

Net income before taxes                                   3.1%            8.5%
                                                        =====           =====



Revenue for the three months ended March 30, 1998 decreased by 8.3% to $24,342,000 compared to $26,548,000 in the comparable period in 1997. This decrease was due primarily to the sale of five restaurants in northern California in January 1997 (See Note 4 of Notes to Consolidated Financial Statements) and the sale of eight restaurants in the Northwest and Midwest in the fourth quarter of 1997. Included in revenue are management fees derived from the Company's agreements to manage the five restaurants sold in northern California, one restaurant in El Paso, Texas and three restaurants in Louisiana. Management fee income was $183,000 and $142,000 for the three months ended March 30, 1998 and March 31, 1997, respectively. Same store sales increased 4.2% for the quarter over the comparable period in 1997.

Cost of sales increased as a percentage of revenue to 28.7% in the three months ended March 30, 1998 from 28.0% in the comparable period in 1997. The increase resulted from a recently introduced lunch menu, the introduction of Jack Daniels Grill menu items and the consolidation of the Redfish restaurants, all of which have higher food costs.

Labor costs as a percentage of revenue were 30.0% in the three months ended March 30, 1998, a significant reduction from the 30.8% for the three months ended March 31, 1997. Decreases in labor costs as a percentage of revenue occurred in spite of the $0.40 per hour increase in minimum wage in September 1997 and an additional $0.60 per hour increase in California in March 1998. The decrease is attributable to management's concentrated efforts to streamline and control staffing requirements.

Other operating expenses decreased as a percentage of revenue to 26.6% in the three months ended March 30, 1998 from 28.4% in the comparable period in 1997. This decrease was a result of management's cost reduction programs to lower supply, insurance and maintenance costs. These cost reductions were partially offset by an increase in contributions to a national marketing pool administered by TGI Friday's Inc.

General and administrative expenses increased as a percentage of revenue to 4.8% in the three months ended March 30, 1998 from 3.8% in the comparable period in 1997. This increase relates primarily to the relative fixed nature of these expenses in comparison to the overall decline in sales revenue, as well as the costs associated with managing the nine stores in California, Louisiana and Texas where sales revenues are not included in gross revenue.

Interest expense was $577,000 in the three months ended March 30, 1998 compared to $638,000 in the same period of 1997. This decrease was a result of the repayment of debt in the first quarter of 1997.

No income tax provision was recorded in 1998 or 1997 due to the availability of net loss carryforwards. At December 29, 1997, the Company had approximately $14,700,000 of net operating and capital loss carryforwards to be used to offset future income for income tax purposes.

Liquidity and Capital Resources

The Company's current liabilities exceed its current assets due in part to cash expended on the Company's development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days. At March 30, 1998, the Company had a cash balance of $8,584,000 and monthly cash receipts have been sufficient to pay all obligations as they become due.

The Company plans to develop approximately five to eight additional restaurants by the end of 1998 funded partially from corporate funds and partially from debt and sale/leasebacks.

The Company has received debt and sale/leaseback financing commitments totaling $30,000,000 which will be utilized to help fund development activity through 1999.

The Company leases its restaurants with terms ranging from 10 to 20 years. Minimum payments on the Company's existing lease obligations are approximately $4,800,000 per year through 2002.

Year 2000

The Company continues to assess the impact that the Year 2000 issue will have on its information systems and operations. The Company's corporate information system, which consolidates operating results from all the restaurants and processes accounts payable and payroll, will be Year 2000 compliant through updated software versions that are being released by the software vendor. The Company is currently evaluating new point-of -sale equipment along with new back-office software for each of its restaurants. These systems and related equipment which process guest orders, schedule labor, and provide store level operating data need to be upgraded periodically to incorporate the latest technology, which is estimated to cost up to $2,500,000 over the next two years. These new systems will ensure that the Company is Year 2000 compliant.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits. None

         (b) The Company did not file any reports on Form 8-K during the three months ended March 30, 1998






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Main Street and Main Incorporated



Dated:    May 6, 1998                   /s/ Bart A. Brown Jr.
                                        ----------------------------------------
                                        Bart A. Brown Jr., President and
                                        Chief Executive Officer



Dated:    May 6, 1998                   /s/ James Yeager
                                        ----------------------------------------
                                        James Yeager, Corporate Controller
                                        and Secretary
                                       10