Form 10-Q
period 1998-06-29
MAIN STREET & MAIN INC
filed 1998-08-13
CIK 847466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly Period Ended June 29, 1998

Commission File Number:  000-18668



                        MAIN STREET AND MAIN INCORPORATED
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      11-294-8370
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

Number of shares of common stock, $.001 par value, of registrant outstanding at August 10, 1998: 9,970,691

                        MAIN STREET AND MAIN INCORPORATED
--------------------------------------------------------------------------------
                                      INDEX



PART 1.  FINANCIAL INFORMATION

Item 1.    Financial Statements - Main Street and Main Incorporated

                  Consolidated Balance Sheets - June 29, 1998 and
                  December 29, 1997                                          3

                  Consolidated Statements of Operations - Three Months
                  and Six Months Ended June 29, 1998 and June 30, 1997       4

                  Consolidated Statements of Cash Flows - Six Months
                  Ended June 29, 1998 and June 30, 1997                      5

                  Notes to Consolidated Financial Statements -
                  June 29, 1998                                              6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             7

PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a vote of Security Holders               11

Item 6.    Exhibits and Reports on Form 8-K                                  11


SIGNATURES                                                                   12

                        MAIN STREET AND MAIN INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                   June 29, 1998   December 29, 1997
                                                   -------------   -----------------
                                                   (Unaudited)
ASSETS
Current Assets:
       Cash and cash equivalents                    $  7,694          $  8,424
       Accounts receivable, net                          791             3,293
       Inventories                                     1,250             1,043
       Prepaid expenses                                  733               289
       Assets held for disposal, net                     363               363
                                                    --------          --------
                  Total current assets                10,831            13,412

Property and equipment, net                           37,912            30,194
Other assets, net                                      3,735             3,091
Franchise costs, net                                  18,036            15,288
Note receivable                                         --                 757
                                                    --------          --------

                                                    $ 70,514          $ 62,742
                                                    ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Current portion of long-term debt            $  1,233          $  1,233
       Accounts payable                                3,290             3,890
       Other accrued liabilities                      10,592             9,619
                                                    --------          --------
                  Total current liabilities           15,115            14,742
                                                    --------          --------

Long-term debt, net of current portion                29,201            24,308
                                                    --------          --------

Other liabilities and deferred credits                 1,714             1,489
                                                    --------          --------

Commitments and contingencies

Stockholders' Equity:
Common stock, $.001 par value, 25,000,000 shares
       authorized; 9,970,691 and 9,970,691 shares
       issued and outstanding in 1998 and 1997,
       respectively                                       10                10
Additional paid-in capital                            44,145            44,145
Accumulated deficit                                  (19,671)          (21,952)
                                                    --------          --------
                                                      24,484            22,203
                                                    --------          --------

                                                    $ 70,514          $ 62,742
                                                    ========          ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                        MAIN STREET AND MAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                          Three Months Ended                Six Months Ended
                                                          ------------------                ----------------
                                                  June 29, 1998      June 30, 1997   June 29, 1998    June 30, 1997
                                                  -------------      -------------   -------------    -------------
Revenue                                              $ 29,647          $ 28,981         $ 53,989         $ 55,529
                                                     --------          --------         --------         --------

Restaurant Operating Expenses:
 Cost of sales                                          8,312             8,309           15,287           15,749
 Payroll and benefits                                   9,031             8,697           16,347           16,862
 Depreciation and amortization                          1,010             1,028            1,885            1,908
 Other operating expenses                               7,784             8,120           14,258           15,671
                                                     --------          --------         --------         --------
    Total restaurant operating expenses                26,137            26,154           47,777           50,190
                                                     --------          --------         --------         --------

Income from restaurant operations                       3,510             2,827            6,212            5,339

Other Operating (Income) Expenses:
 Depreciation and amortization                            215               219              416              428
 General and administrative expenses                    1,115             1,104            2,289            2,112
 Gain on disposal of assets                              --                --               --             (1,595)
                                                     --------          --------         --------         --------

Operating income                                        2,180             1,504            3,507            4,394

Interest expense, net                                     649               643            1,226            1,281
                                                     --------          --------         --------         --------

Net income before taxes                                 1,531               861            2,281            3,113

Income tax expense                                       --                --               --               --
                                                     --------          --------         --------         --------


Net income before extraordinary item                    1,531               861            2,281            3,113

Extraordinary loss from debt extinguishment              --                --               --              1,638
                                                     --------          --------         --------         --------

Net income                                           $  1,531          $    861         $  2,281         $  1,475
                                                     ========          ========         ========         ========

Diluted Earnings Per Share:
 Net income before extraordinary item                $   0.15          $   0.09         $   0.22         $   0.31
 Extraordinary loss from debt extinguishment             --                --               --              (0.16)
                                                     --------          --------         --------         --------

          Net income                                 $   0.15          $   0.09         $   0.22         $   0.15
                                                     ========          ========         ========         ========

Weighted average shares outstanding-diluted            10,376             9,997           10,396            9,897
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

                        MAIN STREET AND MAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                 Six Months Ended
                                                                                 ----------------
                                                                       June 29, 1998             June 30, 1997
                                                                       -------------             -------------
Cash Flows From Operating Activities
    Net Income                                                         $     2,281               $     1,475
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                         2,301                     2,336
       Gain on disposal of assets                                              ---                    (1,595)
       Extraordinary loss from debt extinguishment                             ---                     1,638
       Changes in assets and liabilities:
         Accounts receivable, net                                              440                      (726)
         Inventories                                                          (207)                       34
         Prepaid expenses                                                     (443)                     (114)
         Other assets, net                                                    (644)                     (388)
         Accounts payable                                                     (600)                   (1,691)
         Other accrued liabilities                                           1,197                    (1,502)
                                                                       -----------               -----------
               Net Cash Flows - Operating Activities                         4,325                      (533)
                                                                       -----------               -----------

Cash Flows From Investing Activities:
     Cash paid to acquire assets through business                              ---                      (880)
              combination
    Net additions to property and equipment                                 (9,609)                   (1,838)
     Cash received from sale-leaseback transaction                             ---                     1,641
     Cash received from note receivable                                        757                       ---
     Cash paid to acquire franchise rights                                  (3,159)                      ---
     Cash received from sale of assets                                       2,062                    10,788
                                                                       -----------               -----------
             Net Cash Flows - Investing Activities                          (9,949)                    9,711
                                                                       -----------               -----------

Cash Flows From Financing Activities:
    Proceeds from sale of common stock                                         ---                     2,483
    Long-term debt borrowings                                                5,737                    21,554
    Principal payments on long-term debt                                      (843)                  (29,381)
                                                                       -----------               -----------
             Net Cash Flows -  Financing Activities                          4,894                    (5,344)
                                                                       -----------               -----------

Net change in cash and cash equivalents                                       (730)                    3,834

Cash and cash equivalents, beginning                                         8,424                     2,613
                                                                       -----------               -----------

Cash and cash equivalents, end                                         $     7,694               $     6,447
                                                                       ===========               ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest                           $     1,226               $     2,180
                                                                       ===========               ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                        MAIN STREET AND MAIN INCORPORATED
                   Notes to Consolidated Financial Statements
                                  June 29, 1998
                                   (Unaudited)

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

2.   The Company operates on fiscal quarters of 13 weeks.

3. The results of operations for the three months and six months ended June 29, 1998 are not necessarily indicative of the results to be expected for a full year.

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

6. In May 1998, the Company acquired six T.G.I. Friday's restaurants in northern California for approximately $6,800,000, funded in part by the assumption of existing long-term debt and the addition of new long-term debt for a total increase in debt of $5,737,000.

7.   In  April  1998,  the  Accounting   Standards  Executive  Committee  issued
     Statement  of  Position  98-5  ("SOP  98-5"),  "Reporting  on the  Costs of
     Start-Up Activities". This statement is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides authoritative guidance on the financial reporting of start-up and organization costs, including the costs incurred prior to the opening of a restaurant, or preopening costs. This statement requires that such costs be expensed as incurred and not capitalized and amortized. The Company currently capitalizes and amortizes these costs over a one year period. The Company will adopt SOP 98-5 for its fiscal year beginning on December 29, 1998 and commence expensing preopening costs as they are incurred. All unamortized costs outstanding at the end of the fiscal year ending December 28, 1998 will be reported as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion No. 20, "Accounting Changes", to be included in the financial statements for the fiscal year ended December 27, 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to total revenue:

                                                       Three Months Ended                  Six Months Ended
                                                       ------------------                  ----------------
                                                 June 29, 1998     June 30, 1997     June 29, 1998    June 30, 1997
                                                 -------------     -------------     -------------    -------------

Revenue                                                100.0%            100.0%             100.0%          100.0%

Restaurant Operating Expenses:
    Cost of sales                                        28.0              28.7               28.3            28.4
    Payroll and benefits                                 30.5              30.0               30.3            30.4
    Depreciation and amortization                         3.4               3.5                3.5             3.4
    Other operating expenses                             26.3              28.0               26.4            28.2
                                                   ----------       -----------          ---------       ---------
       Total restaurant operating expenses               88.2              90.2               88.5            90.4
                                                   ----------       -----------          ---------       ---------

Income from restaurant operations                        11.8               9.8               11.5             9.6

Other Operating (Income) Expenses:
    Depreciation and amortization                         0.7               0.8                0.8             0.8
    General and administrative expenses                   3.7               3.8                4.2             3.8
    Gain on disposal of assets                            ---               ---                ---            (2.9)
                                                   ----------       -----------          ---------       ---------
Operating income                                          7.4               5.2                6.5             7.9

     Interest expense, net                                2.2               2.2                2.3             2.3
                                                   ----------       -----------          ---------       ---------

Net income before taxes                                   5.2%              3.0%               4.2%            5.6%
                                                   ==========       ===========          =========       =========


Revenue for the three months ended June 29, 1998 increased by 2.3% to $29,647,000 compared to $28,981,000 for the comparable period in 1997. Revenue for the six months ended June 29, 1998 decreased 2.8% to $53,989,000 compared to $55,529,000 for the same period of the prior year. This decrease was primarily due to the sale of eight restaurants in the Northwest and Midwest in the fourth quarter of 1997. Included in revenue are management fees derived from the Company's agreements to manage five restaurants in northern California, one restaurant in El Paso, Texas and three restaurants in Louisiana. Management fee income was $258,000 and $442,000 for the three months and six months ended June 29, 1998, respectively.

Same store sales for the quarter were up 4.2% as compared to an increase of 0.8% for the comparable period in 1997. Year-to-date same store sales are up 4.2% as compared to a decrease in same store sales of 1.6% for the same period of the prior year.

Cost of sales decreased as a percentage of revenue to 28.0% in the three months ended June 29, 1998 from 28.7% in the comparable period in 1997 and to 28.3% for the six months ended June 29, 1998 from 28.4% for the comparable period in 1997. These decreases are primarily due to management's food cost reduction program and optimum pricing of all menu items.

Labor costs as a percentage of revenue were 30.5% in the three months ended June 29, 1998, an increase of 50 basis points over the same period in the prior year. However, labor costs as a percentage of revenue for the six months ended June 29, 1998 were 30.3% as compared to 30.4% for the comparable six months of 1997. The current quarter's increase is due largely to the addition of six restaurants acquired in May 1998. Management expects labor costs as a percentage of revenue to decrease in the near future as these restaurants are fully integrated into the Company's operating standards.

Decreases in labor costs as a percentage of revenue for the six month period occurred in spite of a $0.40 per hour increase in minimum wage in September 1997 and an additional $0.60 per hour increase in California in March 1998.

Other operating expenses decreased as a percentage of revenue to 26.3% in the three months ended June 29, 1998 from 28.0% in the comparable period in 1997 and to 26.4% for the six months ended June 29, 1998 from 28.2% for the comparable period in 1997. These decreases are the result of management's programs to lower supply, insurance and maintenance costs, as well as fluctuations in the percentage of revenue the Company pays to a national marketing pool administered by T.G.I. Friday's, Inc.

Interest expense was $649,000 for the three months ended June 29, 1998 compared to $643,000 in the same period of 1997. This increase is the result of additional debt incurred in the acquisition of six T.G.I. Friday's restaurants in May 1998.

No income tax provision was recorded in 1998 or 1997 due to the availability of net loss carryforwards. At December 29, 1997, the Company had approximately $14,700,000 of net operating and capital loss carryforwards to be used to offset future income for income tax purposes.


Liquidity and Capital Resources

The Company's current liabilities exceed its current assets due in part to cash expended on the Company's development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days. At June 29, 1998, the Company had a cash balance of $7,694,000 and monthly cash receipts have been sufficient to pay all obligations as they become due.

The Company plans to develop approximately five additional restaurants by the end of 1998 funded partially from corporate funds and partially from debt and sale/leasebacks.

The Company has received debt and sale/leaseback financing commitments totaling $30,000,000 which will be utilized to help fund development activity through 1999.

The Company believes that its current cash resources, its lines of credit and expected cash flows from operations will be sufficient to fund the Company's capital needs during the next 12 months at its current level of operations, apart from capital needs resulting from additional developed restaurants or acquisitions. The Company may be required to obtain additional capital to fund its planned growth during the next 12-18 months and beyond. Potential sources of any such capital may include bank financing, strategic alliances and additional offerings of the Company's equity or debt securities. There can be no assurance that such capital will be available from these or other potential sources, and the lack of capital could have a material adverse effect on the Company's business.

The Company leases its restaurants with terms ranging from 10 to 20 years. Minimum payments on the Company's existing lease obligations are approximately $4,800,000 per year through 2002.

Year 2000

The Company continues to assess the impact the Year 2000 issue will have on its information systems and operations. The Company's corporate information system, which consolidates operating results from all the restaurants and processes accounts payable and payroll, will be Year 2000 compliant through updated software versions that are being released by the software vendor. These updates are part of the software vendor's regular maintenance program and will be provided at no additional cost to the Company. The Company is currently evaluating new point-of-sale equipment along with new back-office software for each of its restaurants. These systems and related equipment which process guest orders, schedule labor, and provide store level operating data, need to be upgraded periodically to incorporate the latest technology.

To insure that these systems are Year 2000 compliant, the Company expects to invest approximately $600,000 over the next 12-18 months to upgrade the back-office hardware and software.

These enhancements will be made in the normal course of business to keep the Company current in its technology and information systems, to keep it competitive with other restaurant companies and to insure the Company is Year 2000 compliant.

Forward-Looking Statements

This report contains forward-looking statements, including statements regarding the Company's business strategies, the Company's business, and the industry in which the Company operates. These forward looking statements are based primarily on the Company's expectations and are subject to a number of risks and uncertainties, some of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in the Company's Form 10-K for the year ended December 29, 1997, as filed with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held June 15, 1998. The matters voted on at the meeting were as follows:
         (a) The election of directors, and
         (b) The appointment of Arthur Andersen LLP as independent auditors for the Company.

     Messrs. Antioco, Bisceglia, Brown, Metz and Sherman and Ms. Evans were elected to the Board of Directors and the appointment of Arthur Andersen LLP as independent auditors was approved by the stockholders as follows:

Election of Directors                  For           Votes Withheld
---------------------                  ---           --------------

John F. Antioco                     7,900,810           102,729
Gerard T. Bisceglia                 7,900,320           103,219
Bart A. Brown                       7,900,380           103,159
Jane Evans                          7,898,355           105,184
John C. Metz                        7,900,630           102,909
Steven A. Sherman                   7,885,621           117,918

Ratify Appointment of Arthur Andersen LLP
-----------------------------------------

               For               Against            Abstain
               ---               -------            -------
           7,954,542            22,582               26,415


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits - 27.1 Financial Data Schedule

         (b) The Company did not file any reports on Form 8-K during the three months ended June 29, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Main Street and Main Incorporated



Dated:         August 10, 1998            /s/ Bart A. Brown Jr.
                                          ---------------------

                                          Bart A. Brown Jr., President and
                                          Chief Executive Officer



Dated:         August 10, 1998            /s/ James Yeager
                                          --------------------------------------
                                          James Yeager, Corporate Controller and
                                          Secretary