Form 10-Q
period 1998-09-28
MAIN STREET & MAIN INC
filed 1998-11-10
CIK 847466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly Period Ended September 28, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock, $.001 par value, of registrant outstanding at November 9, 1998: 9,975,041

                        MAIN STREET AND MAIN INCORPORATED

                                      INDEX



PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements - Main Street and Main Incorporated

          Consolidated Balance Sheets - September 28, 1998 and
          December 29, 1997                                                    3

          Consolidated Statements of Operations - Three Months and Nine
          Months Ended September 28, 1998 and September 29, 1997               4

          Consolidated Statements of Cash Flows - Nine Months
          Ended September 28, 1998 and September 29, 1997                      5

          Notes to Consolidated Financial Statements -
          September 28, 1998                                                   6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                  7

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      11

SIGNATURES                                                                    11

                        MAIN STREET AND MAIN INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                SEPTEMBER 28,      DECEMBER 29,
                                                    1998              1997
                                                -------------      ------------
                                                 (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                       $ 10,145          $  8,424
  Accounts receivable, net                           1,191             3,293
  Inventories                                        1,128             1,043
  Prepaid expenses                                     615               289
  Assets held for disposal, net                        363               363
                                                  --------          --------
      Total current assets                          13,442            13,412

Property and equipment, net                         37,053            30,194
Other assets, net                                    3,398             3,091
Franchise costs, net                                17,941            15,288
Note receivable                                         --               757
                                                  --------          --------

                                                  $ 71,834          $ 62,742
                                                  ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt               $  1,233          $  1,233
  Accounts payable                                   3,536             3,890
  Other accrued liabilities                         10,877             9,619
                                                  --------          --------
      Total current liabilities                     15,646            14,742
                                                  --------          --------

Long-term debt, net of current portion              28,735            24,308
                                                  --------          --------

Other liabilities and deferred credits               1,743             1,489
                                                  --------          --------
Commitments and contingencies

Stockholders' Equity:
Common stock, $.001 par value, 25,000,000
  shares authorized; 9,975,041 and
  9,970,691 shares issued and outstanding
  in 1998 and 1997, respectively                        10                10
Additional paid-in capital                          44,149            44,145
Accumulated deficit                                (18,449)          (21,952)
                                                  --------          --------
                                                    25,710            22,203
                                                  --------          --------

                                                  $ 71,834          $ 62,742
                                                  ========          ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                        MAIN STREET AND MAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                        ---------------------------    --------------------------
                                        SEPTEMBER 28,  SEPTEMBER 29,   SEPTEMBER 28,  SEPTEMBER 29,
                                            1998           1997           1998           1997
                                            ----           ----           ----           ----
Revenue                                   $31,363        $29,050         $85,352       $ 84,580
                                          -------        -------         -------       --------
Restaurant Operating Expenses:
 Cost of sales                              9,022          8,441          24,309         24,189
 Payroll and benefits                       9,329          8,805          25,676         25,654
 Depreciation and amortization              1,280            968           3,165          2,876
 Other operating expenses                   8,382          8,060          22,640         23,729
                                          -------        -------         -------       --------
    Total restaurant operating expenses    28,013         26,274          75,790         76,448
                                          -------        -------         -------       --------

Income from restaurant operations           3,350          2,776           9,562          8,132

Other Operating (Income) Expenses:
 Depreciation and amortization                286            220             702            648
 General and administrative expenses        1,305          1,340           3,594          3,468
 Gain on disposal of assets                    --             --              --         (1,595)
                                          -------        -------         -------       --------

Operating income                            1,759          1,216           5,266          5,611

Interest expense, net                         537            622           1,763          1,905
                                          -------        -------         -------       --------

Net income before taxes                     1,222            594           3,503          3,706

Income tax expense                             --             --              --             --
                                          -------        -------         -------       --------

Net income before extraordinary item        1,222            594           3,503          3,706

Extraordinary loss from debt
  extinguishment                               --             --              --          1,638
                                          -------        -------         -------       --------

Net income                                $ 1,222        $   594         $ 3,503       $  2,068
                                          =======        =======         =======       ========
Diluted Earnings Per Share:
 Net income before extraordinary item     $  0.11        $  0.06         $  0.33       $   0.37
 Extraordinary loss from debt
   extinguishment                              --             --              --          (0.16)
                                          -------        -------         -------       --------

          Net income                      $  0.11        $  0.06         $  0.33       $   0.21
                                          =======        =======         =======       ========
Weighted average shares
  outstanding-diluted                      10,747         10,266          10,619         10,026
                                          =======        =======         =======       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MAIN STREET AND MAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                         NINE MONTHS ENDED
                                                   -----------------------------
                                                   SEPTEMBER 28,   SEPTEMBER 29,
                                                      1998            1997
                                                      ----            ----
Cash Flows From Operating Activities
  Net Income                                        $  3,503        $  2,068
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                      3,867           3,524
    Gain on disposal of assets                            --          (1,595)
    Extraordinary loss from debt extinguishment           --           1,638
    Changes in assets and liabilities:
     Accounts receivable, net                             40            (707)
     Inventories                                         (85)            147
     Prepaid expenses                                   (326)            (86)
     Other assets, net                                  (870)           (462)
     Accounts payable                                   (354)           (914)
     Other accrued liabilities                         1,512          (2,103)
                                                    --------        --------
        Net Cash Flows - Operating Activities          7,287           1,510
                                                    --------        --------
Cash Flows From Investing Activities:
 Cash paid to acquire assets through business
    combination                                           --            (880)
 Net additions to property and equipment             (12,563)         (2,913)
  Cash received from sale-leaseback transactions       2,920           1,641
  Cash received from note receivable                     757              --
  Cash paid to acquire franchise rights               (3,173)             --
  Cash received from sale of assets                    2,062          11,588
                                                    --------        --------
        Net Cash Flows - Investing Activities         (9,997)          9,436
                                                    --------        --------
Cash Flows From Financing Activities:
 Proceeds from sale of common stock                        4           2,449
 Long-term debt borrowings                             5,620          21,554
 Principal payments on long-term debt                 (1,193)        (29,740)
                                                    --------        --------
        Net Cash Flows -  Financing Activities         4,431          (5,737)
                                                    --------        --------

Net change in cash and cash equivalents                1,721           5,209

Cash and cash equivalents, beginning                   8,424           2,613
                                                    --------        --------

Cash and cash equivalents, end                      $ 10,145        $  7,822
                                                    ========        ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest          $  1,968        $  2,803
                                                    ========        ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MAIN STREET AND MAIN INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 1998
                                   (Unaudited)

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

3. The results of operations for the three and nine months ended September 28, 1998 are not necessarily indicative of the results to be expected for a full year.

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

7.   In  April  1998,  the  Accounting   Standards  Executive  Committee  issued
     Statement  of  Position  98-5  ("SOP  98-5"),  "Reporting  on the  Costs of
     Start-Up Activities". This statement is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides authoritative guidance on the financial reporting of start-up and organization costs, including the costs incurred prior to the opening of a restaurant, or preopening costs. This statement requires that such costs be expensed as incurred and not capitalized and amortized. The Company currently capitalizes and amortizes these costs over a one year period. The Company will adopt SOP 98-5 for its fiscal year beginning on December 29, 1998 and will commence expensing preopening costs as they are incurred. All unamortized costs outstanding at the end of the fiscal year ending December 28, 1998 will be reported as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion No. 20, "Accounting Changes", to be included in the financial statements for the fiscal year ended December 27, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                        ---------------------------   ---------------------------
                                        SEPTEMBER 28,  SEPTEMBER 29,  SEPTEMBER 28,  SEPTEMBER 29,
                                            1998           1997          1998            1997
                                            ----           ----          ----            ----
Revenue                                    100.0%         100.0%         100.0%         100.0%

Restaurant Operating Expenses:
 Cost of sales                              28.8           29.1           28.5           28.6
 Payroll and benefits                       29.7           30.3           30.1           30.3
 Depreciation and amortization               4.1            3.3            3.7            3.4
 Other operating expenses                   26.7           27.7           26.5           28.1
                                           -----          -----          -----          -----
    Total restaurant operating expenses     89.3           90.4           88.8           90.4
                                           -----          -----          -----          -----

Income from restaurant operations           10.7            9.6           11.2            9.6

Other Operating (Income) Expenses:
 Depreciation and amortization               0.9            0.8            0.8            0.8
 General and administrative expenses         4.2            4.6            4.2            4.1
 Gain on disposal of assets                   --             --             --           (1.9)
                                           -----          -----          -----          -----
Operating income                             5.6            4.2            6.2            6.6

     Interest expense, net                   1.7            2.1            2.1            2.2
                                           -----          -----          -----          -----

Net income before taxes                      3.9%           2.1%           4.1%           4.4%
                                           =====          =====          =====          =====

Revenue for the three months ended September 28, 1998 increased by 8.0% to $31,363,000 compared with $29,050,000 for the comparable period in 1997. Revenue for the nine months ended September 28, 1998 increased 0.9% to $85,352,000 compared to $84,580,000 for the comparable period in 1997. These increases are attributed to increased same store sales and new units acquired and developed during 1998. Included in revenue are management fees derived from the Company's agreements to manage five restaurants in northern California, one restaurant in

El Paso, Texas, and three restaurants in Louisiana. Management fee income was $343,000 and $785,000 for the three months and nine months ended September 28, 1998, respectively.

Same store sales for the quarter were up 4.3% as compared with an increase of 7.0% for the comparable period in 1997. Year-to-date same store sales were up 4.2% as compared with an increase in same store sales of 1.3% for the same period of the prior year.

Cost of sales decreased as a percentage of revenue to 28.8% in the three months ended September 28, 1998 from 29.1% in the comparable period in 1997 and to 28.5% for the nine months ended September 28, 1998 from 28.6% for the comparable period in 1997. These decreases are primarily due to the Company's food cost reduction efforts and optimum pricing of all menu items.

Labor costs as a percentage of revenue were 29.7% in the three months ended September 28, 1998, a decrease of 0.6% as compared with the same period in 1997. Labor costs as a percentage of revenue for the nine months ended September 28, 1998 were 30.1% as compared with 30.3% for the comparable period in 1997. The current quarter and year-to-date decreases as a percentage of revenue are in spite of the acquisition of six restaurants in May 1998, a $0.40 per hour increase in the federal minimum wage rate in September 1997 and an additional $0.60 per hour increase in California in March 1998.

Other operating expenses decreased as a percentage of revenue to 26.7% in the three months ended September 28, 1998 from 27.7% in the comparable period in 1997 and to 26.5% for the nine months ended September 28, 1998 from 28.1% for the comparable period in 1997. These decreases are the result of the Company's programs to lower supply, insurance, and maintenance costs, as well as fluctuations in the percentage of revenue the Company pays to a national marketing fund administered by T.G.I. Friday's, Inc.

Interest expense was $537,000 for the three months ended September 28, 1998 compared with $622,000 in the same period of 1997. This decrease is due to the allocation of interest costs to new restaurants under construction.

No income tax provision was recorded in 1998 or 1997 due to the availability of net loss carryforwards. At December 29, 1997, the Company had approximately $14,700,000 of net operating and capital loss carryforwards to be used to offset future income for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceed its current assets due in part to cash expended on the Company's development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days. At September 28, 1998, the Company had a cash balance of $10,145,000 and monthly cash receipts have been sufficient to pay all obligations as they become due.

The Company currently has five restaurants under development and is on schedule to complete four by the end of 1998 or in January 1999. These new restaurants are being funded partially from corporate funds and partially from debt and sale/leasebacks.

The Company believes that its current cash resources, its lines of credit, and expected cash flows from operations will be sufficient to fund the Company's recurring capital needs during the next 12 months at its current level of operations. The Company has available debt and sale/leaseback financing commitments totaling $30,000,000 that will be utilized to help fund development activity through 1999. The Company may be required to obtain additional capital to fund its planned growth during the next 12-18 months and beyond. Potential sources of any such capital may include bank financing, strategic alliances and additional offerings of the Company's equity or debt securities. There can be no assurance that such capital will be available from these or other potential sources, and the lack of capital could have a material adverse effect on the Company's business.

The Company leases its restaurants with terms ranging from 10 to 20 years. Minimum payments on the Company's existing lease obligations are approximately $4,800,000 per year through 2002.

YEAR 2000

The Company has completed its assessment of the impact the Year 2000 issue will have on its information systems and operations. The Company's corporate information system, which consolidates operating results from all the restaurants and processes accounts payable and payroll, will be Year 2000 compliant through vendor software upgrades which will be completed during the first quarter of 1999. These updates are part of the software vendor's regular maintenance program and will be provided at no additional cost to the Company. The Company is currently evaluating new point-of-sale equipment along with new back-office hardware and software for each of its restaurants. These systems and related equipment which process guest orders, schedule labor, and provide store level operating data, need to be upgraded periodically to incorporate the latest technology.

To insure that these systems are Year 2000 compliant, the Company expects to invest approximately $600,000 over the next 12 months to upgrade the back-office hardware and software.

These enhancements will be made in the normal course of business to keep the Company current in its technology and information systems, to keep it competitive with other restaurant companies and to insure the Company is Year 2000 compliant.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including statements regarding the Company's business strategies, the Company's business, and the industry in which the Company operates. These forward-looking statements are based primarily on the Company's expectations and are subject to a number of risks and uncertainties, some of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in the Company's Form 10-K for the year ended December 29, 1997, as filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits - 27.1 Financial Data Schedule

          (b) The Company did not file any reports on Form 8-K during the three months ended September 28, 1998


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Main Street and Main Incorporated


Dated:  November 9, 1998                     /s/ Bart A. Brown Jr.
                                             -----------------------------------
                                             Bart A. Brown Jr., President and
                                             Chief Executive Officer



Dated:  November 9, 1998                     /s/ James Yeager
                                             -----------------------------------
                                             James Yeager,
                                             Corporate Controller and Secretary