Form 10-K
period 1998-12-28
MAIN STREET & MAIN INC
filed 1999-03-29
CIK 847466

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 28, 1998      Commission File Number: 0-18668
                          -----------------                             --------

                       MAIN STREET AND MAIN INCORPORATED
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 DELAWARE                                        11-2948370
------------------------------------------------             -------------------
(State or other jurisdiction of incorporation or              (I.R.S. Employer
               organization)                                 Identification No.)


      5050 NORTH 40TH STREET
     SUITE 200, PHOENIX, ARIZONA                                  85018
 ----------------------------------------                      ----------
 (Address of principal executive offices)                      (Zip Code)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 23, 1999, there were outstanding 10,011,052 shares of the registrant's Common Stock, $.001 par value. The aggregate market value of Common Stock held by nonaffiliates of the registrant based on the closing sale price of the Common Stock as reported on the Nasdaq National Market on March 23, 1999, was $22,636,000. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

Documents   incorporated  by  reference:  Portions  of  the  Registrant's  Proxy
Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III.

                       MAIN STREET AND MAIN INCORPORATED
                          ANNUAL REPORT ON FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 28, 1998
                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
   ITEM 1.    BUSINESS                                                       1
   ITEM 2.    PROPERTIES                                                     11
   ITEM 3.    LEGAL PROCEEDINGS                                              11
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            11
PART II
   ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS                                    12
   ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA                           13
   ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                            14
   ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK                                                    17
   ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    18
   ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE                            18
PART III
   ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT             18
   ITEM 11.   EXECUTIVE COMPENSATION                                         18
   ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT                                                     18
   ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 18
PART IV
   ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K                                                    19
SIGNATURES                                                                   21

                                 ------------

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

THE  STATEMENTS  CONTAINED  IN  THIS  REPORT  ON  FORM  10-K THAT ARE NOT PURELY
HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING THE
COMPANY'S   "EXPECTATIONS,"   "ANTICIPATION,"   "INTENTIONS,"   "BELIEFS,"   OR
"STRATEGIES" REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS ALSO INCLUDE STATEMENTS REGARDING REVENUE, MARGINS, EXPENSES, AND EARNINGS ANALYSIS FOR FISCAL 1999 AND THEREAFTER; FUTURE RESTAURANT OPERATIONS AND NEW RESTAURANT ACQUISITIONS OR DEVELOPMENT; THE RESTAURANT INDUSTRY IN GENERAL; AND LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE FILING DATE OF THIS REPORT, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company is the world's largest franchisee of T.G.I. Friday's restaurants, currently owning 40 and managing 10 T.G.I. Friday's restaurants and owning one Redfish restaurant. The Company owns the exclusive rights to develop additional T.G.I. Friday's restaurants in territories encompassing most of the states of Arizona, Nevada, and New Mexico and the Kansas City, Kansas, Kansas City, Missouri and El Paso, Texas metropolitan areas. The Company also has the exclusive right, together with TGI Friday's Inc., to develop additional T.G.I. Friday's restaurants in the Northern and Southern California territories. The Company plans to develop additional T.G.I. Friday's restaurants in its existing development territories, in which it is required to open 44 additional restaurants by December 31, 2003. In addition, the Company has a 52% ownership interest in Redfish America, LLC, a cajun-themed restaurant and bar concept, which currently owns and operates an additional four Redfish Looziana Roadhouse & Seafood Kitchen restaurants.

     The Company's strategy is to (i) capitalize on the brand-name recognition and goodwill associated with T.G.I. Friday's restaurants; (ii) expand the Company's restaurant operations through the development of additional T.G.I. Friday's restaurants in its existing development territories and through the development of new restaurant concepts, including Redfish, and the acquisition of restaurants operating under other restaurant concepts; and (iii) increase its profitability by continuing to enhance the dining experience of its guests and improving operating efficiency.

     The Company was incorporated in December 1988. The Company maintains its principal executive offices at 5050 North 40th Street, Suite 200, Phoenix, Arizona 85018, and its telephone number is (602) 852-9000. As used in this Report, the term "Company" refers to Main Street and Main Incorporated and its subsidiaries.

TGI FRIDAY'S INC.

     TGI Friday's Inc. is a wholly owned subsidiary of the Carlson Companies Inc., a diversified company with business interests in the restaurant and hospitality industries. The first T.G.I. Friday's restaurant was opened in 1965 in New York City. TGI Friday's Inc. has conducted a business since 1972 that is substantially similar to the business currently conducted by its franchisees. As of March 1, 1999, TGI Friday's Inc. had 192 franchisor-operated and 357 franchised restaurants operating worldwide. System-wide sales exceeded $1.4 billion in 1998. TGI Friday's Inc. currently owns approximately 2.6% of the Company's outstanding Common Stock. Holders of the Company's Common Stock do not have any financial interest in TGI Friday's Inc., and TGI Friday's Inc. has no responsibility for the contents of this Report.

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

MENU

     The Company attempts to capitalize on the innovative and distinctive menu items that have been an important attribute of T.G.I. Friday's restaurants. The menu consists of more than 90 food items, including appetizers (such as mushrooms, jalapeno poppers, buffalo wings, stuffed potato skins, quesadillas, fried onion rings, and pot stickers); a variety of soups, salads, sandwiches, wrappers, burgers, pizzadillas, and pasta; southwestern, oriental, and American specialty items; beef, seafood, and chicken entrees; a kids' menu; and desserts. Beverages include a full bar featuring wines, beers, classic and specialty cocktails and after dinner drinks, soft drinks, milk, milk shakes, malts, hot chocolate, coffee, tea, frozen fruit drinks known as Friday's Smoothies,(TM) and sparkling fruit juice combinations known as Friday's Flings(R).

     Menu prices range from $6 to $17 for beef, chicken, and seafood entrees; $6 to $10 for pizzadillas, pasta, wrappers, and oriental and southwestern specialty items; $4 to $9 for salads, sandwiches, and burgers; and $3 to $10 for appetizers and soups. Each restaurant offers a separate children's menu with food entrees ranging from $2 to $3. Alcoholic beverage sales currently account for approximately 23.3% of total revenue.

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

     The restaurants normally contain between 5,500 and 9,000 square feet of space and average approximately 7,500 square feet. Most of the Company's recently developed restaurants, however, contain 5,800 to 6,500 square feet of space.

UNIT ECONOMICS

     The Company estimates that its total cost of opening a new T.G.I. Friday's restaurant currently ranges from $1,900,000 to $2,200,000, exclusive of annual operating expenses and assuming that the underlying real estate is obtained under a lease arrangement. These costs include approximately (i) $1,150,000 to $1,450,000 for building, improvements, and permits, including liquor licenses,
(ii) $550,000 for furniture, fixtures, and equipment, (iii) $150,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies, and (iv) $50,000 for the initial franchise fee. Actual costs, however, may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and employment markets. The Company's T.G.I. Friday's restaurants open during all of fiscal 1998 generated an average of approximately $3,079,000 in annual revenue.

SITE SELECTION

     When evaluating whether and where to seek expansion of the Company's restaurant operations, the Company analyzes a restaurant's profit potential.
The Company considers the location of a restaurant to be one of the most critical elements of the restaurant's long-term success. Accordingly, the Company expends significant time and effort in the investigation and evaluation of potential restaurant sites. In conducting the site selection process, the Company obtains and examines detailed demographic information (such as population characteristics, density, and household income levels), evaluates site characteristics (such as visibility, accessibility, and traffic volume), considers the restaurant's proximity to demand generators (such as shopping malls, lodging, and office complexes), and analyzes potential competition.
Senior corporate management evaluates and approves each restaurant site prior to its acquisition after extensive consultation with all levels of the operations group. TGI Friday's Inc. provides site selection guidelines and criteria as well as site selection counseling and assistance. The selection of a restaurant site by the Company requires the consent of TGI Friday's Inc.

CURRENT RESTAURANTS

     The following table sets forth certain information relating to each of restaurants owned or managed by the Company as of March 23, 1999.

                                                                                    Owned or
                                              Square    Seating   In Operation   Managed by the
          Location                            Footage   Capacity     Since        Company Since
          --------                            -------   --------     -----        -------------
ACQUIRED T.G.I. FRIDAY'S RESTAURANTS (OWNED)
 Phoenix, Arizona ...........................  9,396      298         1985            1990
 Mesa, Arizona    ...........................  9,396      298         1985            1990
 Tucson, Arizona  ...........................  7,798      290         1982            1990
 Las Vegas, Nevada   ........................  9,194      298         1982            1990
 Kansas City, Missouri  .....................  8,500      270         1983            1993
 Overland Park, Kansas  .....................  6,000      220         1992            1993
 San Diego, California  .....................  8,002      234         1979            1993
 Costa Mesa, California    ..................  8,345      232         1980            1993
 Woodland Hills, California   ...............  8,358      283         1980            1993
 Valencia, California   .....................  6,500      232         1993            1993
 Torrance, California   .....................  8,923      237         1982            1993
 La Jolla, California   .....................  9,396      225         1984            1993
 Palm Desert, California   ..................  9,194      235         1983            1993
 West Covina, California   ..................  9,396      232         1984            1993
 North Orange, California  ..................  9,194      213         1983            1993
 Ontario, California    .....................  5,700      190         1993            1993
 Laguna Niguel, California    ...............  6,730      205         1990            1993
 San Bernardino, California   ...............  9,396      236         1986            1993
 Brea, California    ........................  6,500      195         1991            1993
 Riverside, California  .....................  6,500      172         1991            1993
 Pleasanton, California .....................  8,000      255         1995            1998
 Salinas, California ........................  6,500      240         1994            1998
 Oakland, California ........................  5,966      230         1994            1998
 Sacramento, California .....................  6,200      230         1979            1998
 Citrus Heights, California   ...............  8,500      270         1982            1998
 Fresno, California  ........................  5,950      230         1978            1998
DEVELOPED T.G.I. FRIDAY'S RESTAURANTS (OWNED)
 Scottsdale, Arizona    .....................  8,507      281         1991            1991
 Glendale, Arizona   ........................  5,200      230         1993            1993
 Albuquerque, New Mexico   ..................  5,975      270         1993            1993
 Reno, Nevada  ..............................  6,500      263         1994            1994
 Oxnard, California  ........................  6,500      252         1994            1994
 Carmel Mountain, California  ...............  6,500      252         1995            1995
 Rancho Santa Margarita, California .........  6,548      252         1995            1995
 Cerritos, California   .....................  6,250      223         1996            1996
 Las Vegas, Nevada   ........................  6,700      251         1997            1997
 San Francisco, California ..................  6,700      251         1998            1998
 El Paso, Texas #2   ........................  5,491      206         1998            1998
 Superstition Springs (Mesa), Arizona  ......  6,250      240         1998            1998
 Puente Hills, California  ..................  5,800      272         1999            1999
 San Diego, California  .....................  6,800      277         1999            1999

                                                  (Table continued on next page)

(Table continued from previous page)

                                                                           Owned or
                                     Square   Seating    In Operation   Managed by the
        Location                    Footage   Capacity      Since        Company Since
        --------                    -------   --------      -----        -------------
MANAGED T.G.I. FRIDAY'S RESTAURANTS
 San Bruno, California    .........  8,345      200          1980            1993
 San Francisco, California   ......  4,748      161          1989            1993
 San Jose, California  ............  8,002      228          1977            1993
 San Mateo, California    .........  9,396      252          1984            1993
 San Ramon, California    .........  6,000      182          1990            1993
 Lafayette, Louisana   ............  6,800      277          1993            1996
 Metairie, Louisiana   ............  9,000      290          1978            1996
 New Orleans, Louisiana   .........  7,100      258          1994            1996
 El Paso, Texas #1  ...............  4,800      198          1997            1997
 Monterey, California  ............  6,800      250          1997            1998
REDFISH RESTAURANTS
 Chicago, Illinois  ...............  6,200      214          1996            1997
 Wheaton, Illinois  ...............  7,133      210          1997            1997
 Denver, Colorado   ...............  7,925      321          1997            1997
 Cincinnati, Ohio   ...............  7,133      239          1997            1997
 San Diego, California ............ 11,994      347          1999            1999

     The average size of the Company's acquired restaurants is approximately 8,000 square feet, and the average size of the Company's developed T.G.I. Friday's restaurants is approximately 6,300 square feet.

RESTAURANT OPERATIONS

THE T.G.I. FRIDAY'S SYSTEM

     T.G.I. Friday's restaurants are developed and operated pursuant to a specified system (the "T.G.I. Friday's System" or the "System"). TGI Friday's Inc. maintains detailed standards, specifications, procedures, and operating policies to facilitate the success and consistency of all T.G.I. Friday's restaurants. To ensure that the highest degree of quality and service is maintained, each franchisee of TGI Friday's Inc. (including the Company) must operate each T.G.I. Friday's restaurant in strict conformity with these methods, standards, and specifications. The T.G.I. Friday's System includes

     * distinctive exterior and interior design, decor, color scheme, and furnishings;
     * uniform specifications and procedures for operations;
     * standardized menus featuring special recipes and menu items;
     * procedures for inventory and management control;
     * formal training and assistance programs;
     * advertising and promotional programs;
     * requirements   for  quality  and  uniformity  of  products  and  services offered;
     * requirements  for the purchase or lease and use of  equipment,  fixtures, furnishings, signs, inventory, recorded music, ingredients, and other products and materials required for the development and operation of restaurants conforming with the standards and specifications of TGI Friday's Inc. from approved suppliers; and
     * standards for the maintenance, improvement, and modernization of restaurants, equipment, furnishings, and decor.

     TGI Friday's Inc. has committed to its franchisees to continue to improve and further develop the T.G.I. Friday's System and to provide such new information and techniques to the franchisees by means of confidential franchise operating manuals. The T.G.I. Friday's System is identified by means of certain trade names, service marks, trademarks, logos, and emblems, including the marks T.G.I. Friday's(R) and Friday's(R). The Company believes the support as well as the standards, specifications, and operating procedures of TGI Friday's Inc. are important elements in its restaurant operations. The Company's policy is to execute these specifications, procedures, and policies to the highest level of the standards of TGI Friday's Inc.

     Once a restaurant is integrated into the Company's operations, the Company provides a variety of corporate services to assure the proper execution of the T.G.I. Friday's System and the operational success of the restaurant. The Company's executive management

    * continually monitors restaurant operations;
    * maintains management controls;
    * inspects individual restaurants to assure the quality of products and services and the maintenance of facilities;
    * develops   employee   programs   for   efficient   staffing,   motivation,
      compensation, and career advancement;
    * institutes procedures to enhance efficiency and reduce costs; and
    * provides centralized support systems.

     The Company also maintains quality assurance procedures designed to assure compliance with the high quality of products and services mandated by the Company and TGI Friday's Inc. The Company responds to and investigates inquiries and complaints, initiates on-site resolution of deficiencies, and consults with each restaurant's staff to assure that proper action is taken to correct any deficiency. Company personnel and contracted third-party quality assurance professionals make unannounced visits to restaurants to evaluate the facilities, products, and services. The Company believes that its quality review program and executive oversight enhance restaurant operations, reduce operating costs, improve customer satisfaction, and facilitate the highest level of compliance with the T.G.I. Friday's System.

RESTAURANT MANAGEMENT

     The Company's regional and restaurant management personnel are responsible for complying with the operational standards of the Company and TGI Friday's Inc. The Company's eight regional managers are responsible for between five and eleven of the Company's restaurants within their region and report to one of the Company's two Directors of Operations who in turn report to the Company's Vice President of Restaurant Operations. The Vice President of Restaurant Operations reports to the Executive Vice President of Operations and Chief Operating Officer, who has complete responsibility for the operations of the Company. Restaurant managers are responsible for day-to-day restaurant operations, including customer relations, food preparation and service, cost control, restaurant maintenance, and personnel relations. The Company typically staffs its restaurants with an on-site general manager, two or three assistant managers, a kitchen manager, and approximately 90 hourly employees.

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

     The Company emphasizes participation in continuing training programs maintained by TGI Friday's Inc. and supplements those programs through the employment of personnel devoted solely to employee training. Each restaurant general and assistant manager completes a formal training program conducted by the Company and TGI Friday's Inc., receiving between 10 and 15 weeks of training depending on the prior experience and ability of the trainee. The training covers all aspects of management philosophy and overall restaurant operations, including supervisory skills, operating and performance standards, accounting procedures, and employee selection and training necessary for restaurant operations.

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

     The Company uses five to six touchscreen computer registers located conveniently throughout each of its restaurants. Servers enter guest orders by touching the appropriate sections of the register's computer screen, which transfers the information electronically to the kitchen and bar for preparation. These registers also are connected to a personal computer in the restaurant office and to the Company's corporate information system via modem. Management receives detailed comparative reports on each restaurant's sales and expense performance daily, weekly, and monthly.

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

     Although not required to do so, the Company purchases from a single national food supplier most of the Company's key food products (with the exception of produce, dairy products, and bread, which it purchases from approved local suppliers) as well as many of its other restaurant supplies. TGI Friday's Inc. and many of its other franchisees also purchase from this supplier, which is not affiliated with the

Company or TGI Friday's Inc. The Company does not have a supply agreement or other contractual arrangement with the supplier and effects purchases through purchase orders.

     The Company's restaurants utilize a simple bar code system for daily ordering of their primary food and merchandise items. Orders are sent electronically to the supplier. The supplier guarantees 100% product delivery, either overnight or same day, and has comprehensive warehouse/delivery outlets servicing each of the Company's markets.

     The Company believes that its purchases from the supplier enable the Company to maintain a high level of quality consistent with T.G.I. Friday's restaurants; to realize convenience and dependability in the receipt of its supplies; to avoid the costs of maintaining a large purchasing department, large inventories, and product warehouses; and to attain cost advantages as the result of volume purchases. The Company believes, however, that all essential products are available from other national suppliers as well as from local suppliers in the cities in which the Company's restaurants are located in the event the Company determines to purchase its supplies from other suppliers.

ADVERTISING AND MARKETING

     The Company participates in the national marketing and advertising programs conducted by TGI Friday's Inc. See Item 1, "Business -- Franchise Agreements." The programs primarily utilize network television and national publications and feature new menu innovations and various promotion programs. In addition, the Company from time to time supplements the marketing and advertising programs conducted by TGI Friday's Inc. through local radio, newspaper, and magazine advertising media and sponsorship of community events. In conjunction with TGI Friday's Inc., the Company maintains a frequent diner program that includes awards of food, merchandise, and travel to frequent diners based upon points accumulated through purchases.

     As a franchisee of TGI Friday's Inc., the Company is able to utilize the trade names, service marks, trademarks, emblems, and indicia of origin of TGI Friday's Inc., including the marks T.G.I. Friday's(R) and Friday's(R). The
Company advertises in various media utilizing these marks to attract new customers to its restaurants.

EXPANSION OF OPERATIONS

     Since 1990, the Company has acquired 36 existing T.G.I. Friday's restaurants as well as the exclusive rights to develop restaurants in specified territories. The acquisitions include 26 restaurants in California, three in Arizona, and one in each of Colorado, Kansas, Missouri, Nebraska, Nevada, Oregon, and Washington. The Company also has developed 19 new T.G.I. Friday's restaurants. These include seven in California, three in each of Washington and Arizona, two in each of Nevada and Texas, and one in each of Colorado and New Mexico. See Item 1, "Business -- Current Restaurants." The Company subsequently sold five of the restaurants it acquired in California, which it continues to manage, and sold eight restaurants in Colorado, Nebraska, Oregon, and Washington. In addition, the Company developed one Friday's Front Row Sports Grill in Portland, Oregon (which it closed in June 1998) and in 1997 acquired a 52% ownership interest in Redfish America, LLC, which currently owns and operates four Redfish Looziana Roadhouse & Seafood Kitchen restaurants. In May 1998, the Company acquired six T.G.I. Friday's restaurants in northern California along with the related T.G.I. Friday's development agreement. As part of this acquisition, the Company agreed to manage an additional location in Monterey, California through April 1999.

     The Company plans to expand its restaurant operations through the development of additional restaurants in the Company's existing development territories. The Company opened a T.G.I. Friday's restaurant in Puente Hills, California on February 15, 1999, a T.G.I. Friday's restaurant in the Gaslamp district of San Diego, California on March 22, 1999, and a Redfish restaurant in the Gaslamp district of San Diego, California on March 23, 1999. The Company plans to open 12 to 13 additional restaurants over the next year and to meet or exceed its development requirements thereafter. The Company has signed leases or purchased building pads for 13 additional restaurants scheduled to be developed during 1999. The Company has identified two additional sites for development in 1999 and currently is negotiating site acquisitions for these restaurants. The Company currently is considering other sites for additional restaurants, but has not entered into leases or purchase agreements for such sites.

   The opening of new restaurants will depend on the Company's ability to

     * locate suitable sites in terms of favorable population characteristics, density and household income levels, visibility, accessibility, traffic volume, and proximity to demand generators (including shopping malls, lodging, and office complexes) and potential competition;
     * obtain financing for construction, tenant improvements, furniture, fixtures, equipment, and other expenditures;
     * negotiate acceptable leases or terms of purchase;
     * secure zoning, environmental, health and similar regulatory approvals and liquor licenses;
     * recruit and train qualified personnel; and
     * manage successfully the rate of expansion and expanded operations.

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

DEVELOPMENT AGREEMENTS

     The Company is a party to four development agreements with TGI Friday's Inc. Each development agreement grants the Company the exclusive right to develop additional T.G.I. Friday's restaurants in a specified territory and obligates the Company to develop additional T.G.I. Friday's restaurants in that territory in accordance with a specified development schedule.

     The Company owns the exclusive rights to develop additional T.G.I. Friday's restaurants in territories encompassing most of the states of Arizona, Nevada, and New Mexico and the Kansas City, Kansas, Kansas City, Missouri and El Paso, Texas metropolitan areas. The Company also has the exclusive right, together with TGI Friday's Inc., to develop additional T.G.I. Friday's restaurants in the Northern and Southern California territories.

     The following table sets forth information regarding the Company's minimum requirements to open new T.G.I. Friday's restaurants under its current development agreements as well as the number of existing restaurants in each of the Company's development territories.

                        Southern     Northern
                       California   California   Southwest     Midwest
Year                  Territory(1) Territory(1) Territory(2) Territory(3) Total
----                  ------------ ------------ ------------ ------------ -----
1999 .................     3            4             1           1         9
2000 .................     4            5             1           1        11
2001 .................     4            4             1           1        10
2002 .................     4            4             1           1        10
2003 .................     3            3          (TBD)       (TBD)        6
                         ---          ---          ----        ----       ---
                          18           20             4           4        46
Existing Restaurants..    21            7 (4)        11 (5)       2        41
------------
(1)   TGI Friday's Inc. also will develop restaurants in these regions.
(2) Includes the states of Arizona, Nevada, and New Mexico and the El Paso, Texas metropolitan area.
(3)   Includes metropolitan Kansas City, Kansas and Kansas City, Missouri.
(4)   Does  not  include  six restaurants  managed  in the  Northern  California
      Territory.
(5)   Does not include one restaurant managed in the Southwest  Territory.
(TBD) To be determined by negotiation between T.G.I. Friday's Inc. and the Company during 2002.

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

FRANCHISE AGREEMENTS

     The  Company  enters  into  or  assumes a separate franchise agreement with respect to each T.G.I. Friday's restaurant that it develops pursuant to a development agreement or acquires. Each franchise agreement grants the Company an exclusive license to operate a T.G.I. Friday's restaurant within a designated geographic area (generally a three-mile limit from each restaurant) and obligates the Company to operate such restaurant in accordance with the requirements and specifications established by TGI Friday's Inc. relating to the preparation of food products and quality of service as well as general operating procedures, advertising, maintenance of records, and protection of trademarks. The franchise agreements restrict the ability of the Company to transfer its interest in its T.G.I. Friday's restaurants without the consent of TGI Friday's Inc.

     Each franchise agreement requires the Company to pay to TGI Friday's Inc. an initial franchise fee, generally in the amount of $50,000. In addition, the Company is obligated to pay TGI Friday's Inc. a royalty in the amount of 4% of the gross revenue as defined in the franchise agreement for each restaurant. Royalty payments under these agreements totaled $4,850,000, $4,120,000, and $3,929,000 during fiscal 1996, 1997, and 1998, respectively. Each franchise agreement also requires the Company to spend at least 2% of gross sales as defined in the franchise agreement on local marketing and to contribute up to 4% of gross sales to a national marketing pool that is administered by TGI Friday's Inc. During fiscal 1998, however, TGI Friday's Inc. generally required the Company as well as all other franchisees to contribute up to 1.9% of gross sales to the national marketing pool. Marketing expenses totaled $1,554,000, $1,919,000, and $1,805,000, during fiscal 1996, 1997, and 1998, respectively.
All funds contributed in excess of 2% of gross sales to the national advertising fund may be credited against the local advertising requirement.

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

COMPETITION

     The  restaurant  business  is  highly  competitive  with  respect to price, service, food type and quality. In addition, restaurants compete for the availability of restaurant personnel and managers. The Company's restaurants compete with a large number of other restaurants, including national and regional restaurant chains and franchised restaurant systems, many of which have greater financial resources, more experience, and longer operating histories than the Company, as well as with locally owned, independent restaurants.

     The Company's casual dining business also competes with various types of food businesses, as well as other businesses, for restaurant locations. The Company believes that site selection is one of the most crucial decisions required in connection with the development of restaurants. As the result of the presence of competing restaurants in the Company's development territories, management devotes great attention to obtaining what it believes will be premium locations for new restaurants, although the Company cannot provide any assurance that it will be successful in this regard.

EMPLOYEES

     The Company employs approximately 1,863 persons on a full-time basis, of whom 52 are corporate management and staff personnel and 1,811 are restaurant personnel. The Company also employs approximately 3,364 part-time employees. Except for corporate and management personnel, employees generally are paid on an hourly basis. The Company employs at each of its restaurants an average of approximately 90 full-time and part-time hourly employees. None of the Company's employees are covered by a collective bargaining agreement with the Company. The Company never has experienced a major work stoppage, strike, or labor dispute. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the Company's executive officers:

NAME                      AGE                          POSITION
----                      ---                          --------
Bart A. Brown, Jr.......  67  President, Chief Executive Officer, and Director
William G. Shrader......  51  Executive Vice President, Chief Operating Officer,
                                and Director
James Yeager............  48  Vice President-Finance, Secretary, and Treasurer

     BART A. BROWN, JR. has been the President and Chief Executive Officer of the Company since December 1996. Mr. Brown was affiliated with Investcorp International, N.A., an international investment banking firm, from April 1996 until December 1996. Mr. Brown served as the Chairman and Chief Executive officer of Color Tile, Inc. at the request of Investcorp International, Inc., which owned all of that company's common stock, from September 1995 until March 1996, shortly after Color Tile, Inc. filed under Chapter 11 of the United States Bankruptcy Code. Mr. Brown served as Chairman of the Board of the Circle K Corporation from June 1990, shortly after filing for reorganization under Chapter 11 of the United States Bankruptcy Code, until September 1995. From September 1994 until September 1996, Mr. Brown served as the Chairman and Chief Executive Officer of Spreckels Industries, Inc. Mr. Brown engaged in the private practice of law from 1963 through 1990 after seven years of employment with the Internal Revenue Service.

     WILLIAM G. (BILL) SHRADER has served as Executive Vice President, Chief Operating Officer and Director of the Company since March 1, 1999. Prior to joining the Company, Mr. Shrader was Senior Vice President of Marketing for Tosco Marketing Company from February 1997 to March 1999. From August 1992 to February 1997, Mr. Shrader served in several capacities at Circle K Stores, Inc., including President of the Arizona Region, President of the Petroleum Products/Services Division, Vice President of Gasoline Operations and Vice President of Gasoline Marketing. Mr. Shrader began his career in 1976 at The Southland Corporation and departed in 1992 as National Director of Gasoline Marketing.

     JAMES YEAGER has served as Vice President-Finance of the Company since January 1999 and as Secretary and Treasurer of the Company since April 1998. Mr. Yeager served as Corporate Controller of the Company from June 1997 to January 1999. Prior to joining the Company, Mr. Yeager was Chief Financial Officer of Restaurants of America, Inc., a multiple concept restaurant company. Previously, he was Chief Financial Officer of an engineering and high tech manufacturing company, a multi-office law firm, a 160 unit chain of retail drug stores, a 60 unit chain of retail drug stores, and a full-service real estate investment and management company. Mr. Yeager began his career as a manager and a partner in a local public accounting firm in Dallas, Texas from 1972 to 1983.

ITEM 2. PROPERTIES

     In December 1998, the Company entered into a five-year lease for space to serve as its corporate offices. The Company believes that the leased space is adequate for its current and reasonably anticipated needs and that it will be able to secure adequate space upon the expiration of the lease.

     The Company leases space for all its restaurants. The initial lease terms range from 10 to 20 years and contain renewal options for up to 20 years. The leases typically provide for a fixed rental plus percentage rental. See Note 7 to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company is subject to routine contract, negligence, employment related, and other litigation in the ordinary course of business. The Company does not believe that it is subject to any pending litigation that will have a material adverse effect on its business or financial condition that is not otherwise reserved for in the Company's consolidated financial statements.

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

                                                          HIGH           LOW
                                                          ----           ---
        1997
          First Quarter ..............................  $2 9/16        $1 9/16
          Second Quarter..............................   2 25/32        1 5/8
          Third Quarter ..............................   3 7/8          2 5/16
          Fourth Quarter..............................   4 3/8          2 5/8
        1998
          First Quarter ..............................  $4             $2 9/16
          Second Quarter..............................   3 15/16        3 1/8
          Third Quarter ..............................   4 5/16         3 5/16
          Fourth Quarter..............................   3 7/8          2 15/16
        1999
          First Quarter (through March 23, 1999)......  $3 5/8         $2 31/32

     On March 23, 1999, there were 782 holders of record of the Company's Common Stock. On March 23, 1999, the closing sale price of the Common Stock on the Nasdaq National Market was $3.125 per share.

     The Company has never declared or paid any cash dividends. The Company intends to retain any earnings to fund the growth of its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's existing debt obligations prohibit the Company from paying cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Company for the periods indicated. The selected consolidated financial data for each of the five fiscal years in the period ending December 28, 1998 has been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent accountants. This data should be read in conjunction with, and are qualified by reference to, the Company's consolidated financial statements and the notes thereto and Item 7,
"Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                                Fiscal Year Ended
                                           ---------------------------------------------------------
                                                    (In thousands, except per share amounts)
                                            Dec. 26,     Dec. 25,    Dec. 30,    Dec. 29    Dec. 28
                                             1994         1995        1996        1997       1998
                                           ---------   ---------   ---------   ---------   ---------
STATEMENT OF OPERATIONS DATA:
Revenue ..................................  $111,262    $119,508    $122,563    $107,997    $115,324
Restaurant operating expenses:
 Cost of sales ...........................    30,516      34,005      35,089      30,995      33,242
 Payroll and benefits ....................    34,849      36,769      38,858      32,469      34,353
 Depreciation and amortization ...........     3,884       4,353       4,586       3,552       4,391
 Other operating expenses ................    31,621      35,250      36,944      30,589      31,083
                                            --------    --------    --------    --------    --------
  Total restaurant operating expenses ....   100,870     110,377     115,477      97,605     103,069
                                            --------    --------    --------    --------    --------
Income from restaurant operations ........    10,392       9,131       7,086      10,392      12,255
 Depreciation and amortization ...........     1,014       1,331       1,450         953         983
 General and administrative expenses .....     4,191       4,410       4,388       4,559       4,906
 Restructuring and reorganization ........        --          --      20,208      (2,390)        (17)
                                            --------    --------    --------    --------    --------
Operating income (loss) ..................     5,187       3,390     (18,960)      7,270       6,383
 Interest expense, net ...................     3,902       4,424       3,206       2,466       2,218
                                            --------    --------    --------    --------    --------
Net income (loss) from continuing
 operations before income taxes and
 extraordinary item ......................     1,285      (1,034)    (22,166)      4,804       4,165
Provision for income taxes ...............        --          --          --          --          --
                                            --------    --------    --------    --------    --------
Net income (loss) from continuing
 operations before extraordinary item ....     1,285      (1,034)    (22,166)      4,804       4,165
Net income (loss)(1) .....................  $  1,285    $ (1,034)   $(22,166)   $  3,166    $  4,165

DILUTED EARNINGS PER SHARE:
 Net income (loss) from continuing
  operations before extraordinary item....  $   0.35    $  (0.22)   $  (2.73)   $   0.47    $   0.39
 Net income (loss)(1) ....................  $   0.35    $  (0.22)   $  (2.73)   $   0.31    $   0.39
Weighted average shares outstanding --
 diluted .................................     3,692       4,621       8,110      10,098      10,608

BALANCE SHEET DATA:
 Working capital .........................  $(10,905)   $ (7,848)   $ (1,343)   $ (1,330)   $ (2,807)
 Total assets ............................    84,503      88,605      70,848      61,168      70,255
 Long-term debt, net of current portion...    41,265      31,204      33,809      24,308      28,264
 Stockholders' equity ....................    22,601      37,261      16,585      22,203      26,372

------------
(1) Fiscal 1997 includes an extraordinary loss from debt extinguishment of $1,638,000, or $0.16 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company commenced its restaurant operations in May 1990 with the acquisition of four T.G.I. Friday's restaurants in Arizona and Nevada. During the past eight years, the Company has grown through acquisitions and development of new restaurants and currently manages 55 restaurants.

     During 1996, the Company had a change in management and implemented a long-term business strategy to enhance its financial position, to place more emphasis on its casual dining business in certain designated areas, and to dispose of underperforming assets.

     The  first  step  was  to strengthen the Company's financial position. This was accomplished by (i) the sale of 1,250,000 shares of Common Stock for $2,500,000 through a private placement transaction in January 1997; (ii) the sale of five restaurants in northern California in January 1997 for $10,800,000, of which $8,000,000 in proceeds were used to repay debt (see Notes 3 and 5 to Notes to Consolidated Financial Statements); and (iii) new borrowings of $21,300,000 with a repayment period of 15 years. Proceeds from the new borrowings were used primarily to pay off debt with shorter repayment periods (see Note 5 to Notes to Consolidated Financial Statements).

     The Company also has renegotiated its development agreements with T.G.I. Friday's Inc. to reduce the number of T.G.I. Friday's restaurants it is required to build with the intent to focus on those development territories that are most economically favorable (see Note 7 to Notes to Consolidated Financial Statements). In addition, the Company has recorded net restructuring and reorganization gains of $17,000 in 1998, $2,390,000 in 1997 and a loss of $20,208,000 in 1996 to dispose of various non-core assets and write down certain core assets to realizable values (see Note 2 to Notes to Consolidated Financial Statements).

     The Company's current strategy is to reduce operating costs and expand its restaurant operations. This will entail continuing to build T.G.I. Friday's and Redfish restaurants and evaluating other concepts in the casual dining segment.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

                                                   Fiscal Year Ended
                                        ----------------------------------------
                                        December 30,  December 29,  December 28,
                                           1996          1997          1998
                                        -----------   ------------  ------------
Revenue ................................   100.0%        100.0%       100.0%
Restaurant operating expenses:
 Cost of sales .........................    28.6          28.7         28.8
 Payroll and benefits ..................    31.7          30.1         29.8
 Depreciation and amortization .........     3.7           3.3          3.8
 Other operating expenses ..............    30.2          28.3         27.0
                                           -----         -----        -----
 Total restaurant operating expenses ...    94.2          90.4         89.4
                                           -----         -----        -----
Income from restaurant operations ......     5.8           9.6         10.6
 Depreciation and amortization .........     1.2           0.9          0.9
 General and administrative expenses ...     3.6           4.2          4.2
 Restructuring and reorganization ......    16.5          (2.2)          --
                                           -----         -----        -----
Operating income (loss) ................   (15.5)          6.7          5.5
Interest expense, net ..................     2.6           2.3          1.9
                                           -----         -----        -----
Net income (loss) before income taxes
 and extraordinary item ................   (18.1)%         4.4%         3.6%
                                           =====         =====        =====

FISCAL 1998 COMPARED TO FISCAL 1997

     Revenue for the fiscal year ended December 28, 1998 increased 6.8% to $115,324,000 as compared with $107,997,000 for the fiscal year ended December 29, 1997. This increase was due primarily to the acquisition of six restaurants in May 1998, the development of three new restaurants during the year, and an increase in same store sales of 4.7% for the year. Additionally, management fees from restaurants in Louisiana, El Paso, Texas and northern California increased from $979,000 in 1997 to $1,083,000 in 1998. Sales of alcoholic beverages accounted for 23.3% of revenue for the year as compared with 23.6% for the year ended December 29, 1997.

     Cost of sales increased as a percentage of revenue to 28.8% in 1998 as compared with 28.7% in 1997. This increase was the result of the introduction of Jack Daniels Grill menu items in mid-1997, which have higher food costs, as well as higher food costs associated with the Redfish restaurants, which were acquired by the Company in April 1997. Additionally, certain dairy and potato products had higher costs in 1998 as compared with 1997.

     Labor costs decreased as a percentage of revenue to 29.8% in 1998 as compared with 30.1% in 1997. A $0.40 per hour increase in the minimum wage rate in September 1997 and an additional $0.60 per hour increase in the minimum wage rate in California in March 1998 was more than offset by menu price increases and better management of labor costs in 1998.

     Other operating expenses include rent, real estate taxes, advertising, insurance, maintenance, supplies, and utilities. Also included in other operating expenses is a 4% royalty fee paid to TGI Friday's Inc. pursuant to the franchise agreements, as well as payments to a national marketing fund managed by the franchisor. The franchise agreements require the Company to pay up to 4% of revenue to this marketing fund, although the Company was required to only pay approximately 1.9% in 1997. The Company is required to pay 2.1% of revenue into the marketing fund in 1999. The decrease in other operating expenses is attributable to lower insurance costs and to the Company's on-going cost reduction efforts in supply, maintenance and advertising costs.

     Depreciation and amortization increased as a percentage of revenue to 4.7% in 1998 as compared with 4.2% in 1997 due primarily to amortization of pre-opening costs of three new restaurants developed in 1997, as well as additional depreciation associated with these three new restaurants and the six northern California restaurants purchased in May 1998.

     General and administrative expenses as a percentage of revenue remain unchanged at 4.2% for both 1997 and 1998.

     Interest expense decreased as a percentage of revenue to $2,218,000, or 1.9% of revenue, in 1998 as compared with $2,466,000, or 2.3% of revenue, in 1997. This decrease was primarily due to the capitalization of financing costs associated with restaurants developed during 1998. Additionally, the percentage decrease is attributable to the relatively fixed nature of these financing costs as compared with increasing revenues from 1997 to 1998.

     No income tax provision was recorded in 1998 or 1997 due to the availability of net operating loss carryforwards.

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

     Net cash flows from operating activities were $4,444,000 in 1996, $1,050,000 in 1997, and $9,062,000 in 1998. These were supplemented by net cash flows from financing of $4,092,000 and $2,051,000, for the years ended 1998 and 1996, respectively, to fund the Company's acquisitions and development of new restaurants. In 1997, the Company used $8,287,000 of net cash flows for financing activities which came primarily from the sale of assets.

     The Company's current liabilities exceed its current assets due in part to cash expended on the Company's development requirements and also because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days. At December 28, 1998 the Company had a cash balance of $7,294,000. Monthly cash receipts have been sufficient to pay all obligations as they become due.

     At December 28, 1998, the Company had long-term debt of $28,264,000 and current portion of long-term debt of $1,365,000.

     Approximately $19,118,000 of this debt is a Term Loan comprised of five notes from one lender, three of the notes bear interest at 9.457% per annum and two of the notes bear interest at the one month LIBOR rate plus 320 basis points and are payable in equal monthly installments of principal and interest of approximately $222,000 (combined) until the notes are paid in full on May 1, 2012.

     The Company plans to develop at least 14 additional restaurants over the next year. The Company's primary lender has committed $30,000,000 to finance the development of these new restaurants and has given the Company different alternatives under which this financing would be provided for each new restaurant.

     The Company leases all of its restaurants with terms ranging from 10 to 20 years. Minimum payments on the Company's existing lease obligations are approximately $5,800,000 per year.

YEAR 2000

     The Company continues to assess and quantify the impact that the Year 2000 issue will have on its information systems, imbedded systems and business processes. The systems that might be affected by the Year 2000 issue are (1) the Company's internal corporate support systems, including a mid-range computer system the Company relies upon to assimilate accounting information and produce internal and external accounting reports; (2) the Company's internal personal computer network and related software that it relies upon to produce correspondence and daily and weekly financial data; (3) the Com-pany's point-of-sale and restaurant back-office accounting systems that it relies upon to process guest orders, track the status of orders, schedule and track time and attendance information and related labor costs, and produce store-level operating data; (4) restaurant equipment necessary to prepare the guests' orders; and (5) third-party systems such as computer systems used by the banking, telephone, utility, food preparation and distribution industries, all of which are necessary to the basic operation of the Company's restaurants.

     In 1998, the Company began identifying those most critical areas that might be deficient and established a time line to complete the necessary analysis and remediation plans. The Company has begun correcting the deficiencies identified in all affected areas and anticipates completion of the remediation plans by September 30, 1999. The established cost of the analysis and remediation plans related to the Year 2000 issues is approximately $450,000.

     As  part  of  this  process,  the Company has assessed the role of critical suppliers of products and services to determine the extent that the Company might be vulnerable in the event that these suppliers have failures due to the Year 2000 issue. A questionnaire has been provided to, and research is being conducted on, critical suppliers to determine their state of Year 2000 readiness.

     When critical suppliers or processes might not be compliant, or compliance is uncertain, the Company is establishing contingency plans in the event that such suppliers or processes fail to perform after December 31, 1999. Such contingency plans might consist of converting to manual systems or changing to alternative processes or suppliers that will function properly after December 31, 1999. The Company anticipates that it will complete these contingency plans by September 30, 1999. As of the filing date of this Report, the Company is unable to reasonably estimate the effect, if any, on its consolidated financial position, results of operations or cash flows from the failure of its significant vendors to be Year 2000 ready.

     The Company has determined that the worst case scenario related to the Year 2000 issue would be a complete failure of the Company's systems and those of the Company's critical suppliers of products and services. The failure of the Company's information systems, embedded systems, or business processes or the systems of third parties to timely achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition and operating results.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item relating to the Company's directors is incorporated by reference to the Company's Proxy Statement to be filed for its 1999 Annual Meeting of Stockholders. The information required by this Item relating to the Company's executive officers is included in Item 1, "Busniess -- Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     The  information  required by this Item is incorporated by reference to the
Company's   Proxy  Statement  to  be  filed  for  its  1999  Annual  Meeting  of
Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The  information  required by this Item is incorporated by reference to the
Company's   Proxy  Statement  to  be  filed  for  its  1999  Annual  Meeting  of
Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The  information  required by this Item is incorporated by reference to the
Company's   Proxy  Statement  to  be  filed  for  its  1999  Annual  Meeting  of
Stockholders.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

     (1) Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Report.

     (2) No Financial Statement Schedules are included because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(b)  REPORTS ON FORM 8-K.

     Not applicable.

(c)  EXHIBITS

Exhibit
Number      Exhibit
------      -------
3.1     Certificate of Incorporation of the Registrant(1)
3.2     Certificate of Amendment of Restated Certificate of Incorporation(1)
3.3     Amended and Restated Bylaws of the Registrant(1)
10.1    Registrant's 1990 Stock Option Plan(2)
10.5    Form of  Franchise  Agreement  between the  Registrant  and TGI Friday's
        Inc.(3)
10.7 Asset Conveance Agreement among CNL California Restaurants, LTD., Main St. California, Inc. and Registrant.(4)
10.8 Stock Purchase Agreement among CNL California Restaurants, LTD., Main St. California, Inc. and Registrant.(4)
10.9 Form of Management Agreement between Main St. California II, Inc. and Main St. California, Inc., a wholly owned subsidiary of Registrant.(4)
10.10 Master Incentive Agreements between Main St. California II, Inc. and Main St. California, Inc., a wholly owned subsidiary of Registrant.(4)
10.11   Employment Agreement with Bart A. Brown, Jr.(5)
10.11A Employment Agreement dated January 1, 1999 between Main Street and Main Incorporated and Bart A. Brown, Jr.
10.13   Promissory Note between Registrant and CNL Financial I, Inc.(5)
10.14   Promissory Note between Registrant and CNL Financial I, Inc.(5)
10.15   Promissory Note between Registrant and CNL Financial I, Inc.(5)
10.16   Registrant's 1995 Stock Option Plan(6)
10.17 Amended and Restated Development Agreement between TGI Friday's Inc. and Cornerstone Productions, Inc., a wholly owned subsidiary of the Registrant.(7)
10.18 Amended and Restated Development Agreement between TGI Friday's Inc. and Main St. California, Inc., a wholly owned subsidiary of the Registrant.(7)
10.18A First Amendment to Development Agreement dated February 10, 1999, between TGI Friday's, Inc. and Main St. California, Inc.
10.19 Amended and Restated Development Agreement between TGI Friday's Inc. and Main St. Midwest, Inc., a wholly owned subsidiary of the Registrant.(7)
10.20 Amended and Restated Purchase Agreement between RJR Holdings, Inc. and Main St. California, Inc., a wholly owned Subsidiary of the Registrant.(7)
10.21 Development Agreement dated April 22, 1998 between Main St. California, Inc. and TGI Friday's, Inc., and First Amendment to Development Agreement dated February 10, 1999 between TGI Friday's, Inc. and Main St. California, Inc., a wholly owned subsidiary of the Registrant.

Exhibit
Number     Exhibit
------     -------
21      List of Subsidiaries(7)
23      Consent of Independent Public Accountants
27      Financial Data Schedule
------------
(1) Incorporated by reference to the Registrant's Form 10-K for the year ended December 30, 1991, filed with the Securities and Exchange Commission on or about March 31, 1992.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-40993) which became effective in September 1991.
(3) Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on or about April 15, 1994.
(4) Incorporated by reference to the Registrant's Form 8-K Report filed with the Commission in January 1997.
(5) Incorporated by reference to the Registrant's Form 10-K for the year ended December 30, 1996, filed with the Securities and Exchange Commission on or about April 14, 1997.
(6) Incorporated by reference to Registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders.
(7) Incorporated by reference to the Registrant's Form 10-K for the year ended December 29, 1997, filed with the Securities and Exchange Commission on March 27, 1998.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MAIN STREET AND MAIN INCORPORATED

Date: March 23, 1999                  By:  /s/ Bart A. Brown, Jr.
                                         -------------------------------------
                                         Bart A. Brown, Jr.
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ John F. Antioco         Chairman of the Board                March 23, 1999
--------------------------
     John F. Antioco

/s/ Bart A. Brown, Jr.       President, Chief Executive Officer,  March 23, 1999
--------------------------   and Director (Principal Executive
    Bart A. Brown, Jr.       Officer)

/s/ William G. Shrader       Executive Vice President, Chief      March 23, 1999
--------------------------   Operating Officer and Director
    William G. Shrader

/s/ James Yeager             Vice President-Finance (Principal    March 23, 1999
--------------------------   Financial and Accounting Officer),
    James Yeager             Secretary and Treasurer

/s/ Jane Evans               Director                             March 23, 1999
--------------------------
    Jane Evans

/s/ John C. Metz             Director                             March 23, 1999
--------------------------
    John C. Metz

/s/ Steven A. Sherman        Director                             March 23, 1999
--------------------------
    Steven A. Sherman

                       MAIN STREET AND MAIN INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----
Report of Independent Public Accountants...................................  F-2

Consolidated Balance Sheets at December 29, 1997 and December 28, 1998.....  F-3

Consolidated Statements of Operations for the fiscal years ended
 December 30, 1996, December 29, 1997, and December 28, 1998...............  F-4

Consolidated Statements of Changes in Stockholders' Equity for the
 fiscal years ended December 30, 1996, December 29, 1997, and
 December 28, 1998.........................................................  F-5

Consolidated Statements of Cash Flows for the fiscal years ended
 December 30, 1996, December 29, 1997, and December 28, 1998...............  F-6

Notes to Consolidated Financial Statements.................................  F-7

                               ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Main Street and Main Incorporated:

We have audited the accompanying consolidated balance sheets of MAIN STREET AND MAIN INCORPORATED (a Delaware corporation) and subsidiaries as of December 28, 1998, and December 29, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 28, 1998, December 29, 1997, and December 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Main Street and Main Incorporated and subsidiaries as of December 28, 1998 and December 29, 1997, and the results of their operations and their cash flows for the years ended December 28, 1998, December 29, 1997, and December 30, 1996, in conformity with generally accepted accounting principles.



                                                   /s/ ARTHUR ANDERSEN LLP

Phoenix, Arizona
 February 19, 1999

              MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                      December 28,  December 29,
                                                         1998          1997
                                                       --------      --------
ASSETS
Current Assets
   Cash and cash equivalents .......................   $  7,294      $  6,850
   Accounts receivable, net ........................      2,096         3,293
   Inventories .....................................        840         1,043
   Prepaid expenses ................................        593           289
   Assets held for disposal, net ...................         --           363
                                                       --------      --------
      Total current assets .........................     10,823        11,838
Property and equipment, net ........................     39,195        30,194
Other assets, net ..................................      2,337         3,091
Franchise costs, net ...............................     17,900        15,288
Note receivable ....................................         --           757
                                                       --------      --------
                                                       $ 70,255      $ 61,168
                                                       ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt ...............   $  1,365      $  1,233
   Accounts payable ................................      4,183         3,890
   Other accrued liabilities .......................      8,082         8,045
                                                       --------      --------
      Total current liabilities ....................     13,630        13,168
                                                       --------      --------
Long-term debt, net of current portion .............     28,264        24,308
                                                       --------      --------
Other liabilities and deferred credits .............      1,989         1,489
                                                       --------      --------
Commitments and contingencies
Stockholders' Equity
Common stock, $.001 par value, 25,000,000 shares
 authorized; 9,976,416 and 9,970,691 shares issued
 and outstanding in 1998 and 1997, respectively ....         10            10
Additional paid-in capital .........................     44,149        44,145
Accumulated deficit ................................    (17,787)      (21,952)
                                                       --------      --------
                                                         26,372        22,203
                                                       --------      --------
                                                       $ 70,255      $ 61,168
                                                       ========      ========

                     The accompanying notes are an integral
                   part of these consolidated balance sheets.

              MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Amounts)

                                                              Year Ended
                                               -----------------------------------------
                                               December 28,   December 29,  December 30,
                                                   1998          1997          1996
                                                ---------     ---------     ---------
Revenue ......................................  $ 115,324     $ 107,997     $ 122,563
                                                ---------     ---------     ---------
Restaurant Operating Expenses
 Cost of sales ...............................     33,242        30,995        35,089
 Payroll and benefits ........................     34,353        32,469        38,858
 Depreciation and amortization ...............      4,391         3,552         4,586
 Other operating expenses ....................     31,083        30,589        36,944
                                                ---------     ---------     ---------
    Total restaurant operating expenses ......    103,069        97,605       115,477
                                                ---------     ---------     ---------
Income from restaurant operations ............     12,255        10,392         7,086
 Depreciation and amortization ...............        983           953         1,450
 General and administrative expenses .........      4,906         4,559         4,388
 Restructuring and reorganization ............        (17)       (2,390)       20,208
                                                ---------     ---------     ---------
Operating income (loss) ......................      6,383         7,270       (18,960)
Interest expense, net ........................      2,218         2,466         3,206
                                                ---------     ---------     ---------
   Net income (loss) before income taxes and
    extraordinary item .......................      4,165         4,804       (22,166)
Provision for income taxes ...................         --            --            --
                                                ---------     ---------     ---------
   Net income (loss) before extraordinary
     item ....................................      4,165         4,804       (22,166)
   Extraordinary loss from debt
     extinguishment ..........................         --         1,638            --
                                                ---------     ---------     ---------
Net income (loss) ............................  $   4,165     $   3,166     $ (22,166)
                                                =========     =========     =========
Basic Earnings Per Share
 Income (loss) before extraordinary item .....  $    0.42     $    0.48     $   (2.73)
 Extraordinary item ..........................         --         (0.16)           --
                                                ---------     ---------     ---------
   Net income (loss) .........................  $    0.42     $    0.32     $   (2.73)
                                                =========     =========     =========
Diluted Earnings Per Share
 Income (loss) before extraordinary item .....  $    0.39     $    0.47     $   (2.73)
 Extraordinary item ..........................         --         (0.16)           --
                                                ---------     ---------     ---------
   Net income (loss) .........................  $    0.39     $    0.31     $   (2.73)
                                                =========     =========     =========
 Weighted Average Number Of Shares Outstanding
  -- Basic ...................................      9,976         9,918         8,110
                                                =========     =========     =========
 Weighted Average Number Of Shares Outstanding
  -- Diluted .................................     10,608        10,098         8,110
                                                =========     =========     =========

  The accompanying notes are an integral part of these consolidated statements.

              MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (In Thousands)


                                 Common Stock
                                --------------  Additional
                                          Par    Paid-In   Accumulated
                                Shares   Value   Capital     Deficit     Total
                                ------   -----   -------     -------     -----
BALANCE, December 25, 1995 ..... 7,952    $ 8    $40,205    $ (2,952)  $ 37,261
 Shares issued in connection
  with private placement .......   766      1      1,489          --      1,490
 Net loss ......................    --     --         --     (22,166)   (22,166)
                                 -----    ---    -------    --------   --------
BALANCE, December 30, 1996 ..... 8,718      9     41,694     (25,118)    16,585
 Shares issued in connection
  with private placement ....... 1,250      1      2,447          --      2,448
 Shares issued in connection
  with options exercised .......     3     --          4          --          4
 Net income ....................    --     --         --       3,166      3,166
                                 -----    ---    -------    --------   --------
BALANCE, December 29, 1997 ..... 9,971     10     44,145     (21,952)    22,203
 Shares issued in connection
  with options exercised .......     5     --          4          --          4
 Net income ....................    --     --         --       4,165      4,165
                                 -----    ---    -------    --------   --------
BALANCE, December 28, 1998 ..... 9,976    $10    $44,149    $(17,787)  $ 26,372
                                 =====    ===    =======    ========   ========


 The accompanying notes are an integral part of these consolidated statements.

              MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                 Year Ended
                                                  ------------------------------------------
                                                  December 28,   December 29,   December 30,
                                                     1998           1997           1996
                                                   --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ............................... $  4,165       $  3,166       $(22,166)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
 Depreciation and amortization ...................    5,374          4,505          6,036
 Restructuring and reorganization ................      (17)        (2,391)        20,208
 Extraordinary loss from debt extinguishment .....       --          1,638             --
 Changes in assets and liabilities
  Accounts receivable, net .......................     (865)           122          1,104
  Inventories ....................................      203            124             57
  Prepaid expenses ...............................     (304)          (116)           288
  Other assets, net ..............................     (341)        (1,288)        (1,380)
  Accounts payable ...............................      293             57            207
  Other accrued liabilities ......................      554         (4,767)            90
                                                   --------       --------       --------
    Net Cash Flows -- Operating Activities .......    9,062          1,050          4,444
                                                   --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash paid to acquire assets through business
  combination ....................................       --           (880)            --
 Cash received from note receivable ..............      757             --             --
 Net additions to property and equipment .........  (19,002)        (6,613)        (8,623)
 Cash paid to acquire franchise rights ...........   (3,318)            --             --
 Sale of assets ..................................    2,062         17,326             --
 Cash received from sale-leaseback transactions...    6,791          1,641             --
                                                   --------       --------       --------
    Net Cash Flows -- Investing Activities .......  (12,710)        11,474         (8,623)
                                                   --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock ..............        4          2,504          1,490
 Financing and offering costs paid ...............       --            (52)            --
 Long term debt borrowings .......................    5,620         21,554          4,506
 Principal payments on long term debt ............   (1,532)       (32,293)        (3,945)
                                                   --------       --------       --------
    Net Cash Flows -- Financing Activities .......    4,092         (8,287)         2,051
                                                   --------       --------       --------
NET CHANGE IN CASH AND CASH EQUIVALENTS ..........      444          4,237         (2,128)
CASH AND CASH EQUIVALENTS, BEGINNING .............    6,850          2,613          4,741
                                                   --------       --------       --------
CASH AND CASH EQUIVALENTS, ENDING ................ $  7,294       $  6,850       $  2,613
                                                   ========       ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
 Cash paid during the year for interest .......... $  2,557       $  3,404       $  2,987
                                                   ========       ========       ========

 The accompanying notes are an integral part of these consolidated statements.

              MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND BASIS OF PRESENTATION

     Main Street and Main Incorporated (the "Company") is a Delaware corporation engaged in the business of acquiring, developing and operating restaurants. The Company currently owns 38 T.G.I. Friday's restaurants and operates 10 T.G.I. Friday's restaurants under management agreements. The
Company has a 52% ownership interest in Redfish America, LLC which currently owns and operates four Redfish restaurants.

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

     During 1996, the Company implemented a long-term business strategy to place more emphasis on the core business and to dispose of underperforming core assets and non-core assets. As a result of implementing this strategy, combined with certain events occurring during fiscal years ended 1996, 1997 and 1998, the Company recognized a gain on sale of assets, a restructuring charge, and impairment of certain assets as follows (in thousands):

                                        December 28,  December 29,  December 30,
                                           1998          1997           1996
                                        -----------   -----------   -----------
    Gain on sale of assets .............  $  --        $(5,231)       $    --
    Impairment of non-core assets ......     --          1,660          6,985
    Impairment of core assets held for
      disposal .........................   (648)            --          8,674
    Impairment of core assets used in
      operations .......................     --            842          3,141
    Other restructuring costs ..........    631            339          1,408
                                          -----        -------        -------
                                          $ (17)       $(2,390)       $20,208
                                          =====        =======        =======
     GAIN ON SALE OF ASSETS

     In January 1997, the Company sold five restaurants in northern California (the "Northern California Sale") for $10,800,000 in cash and entered into a management agreement with the buyer to manage

              MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


the restaurants. This transaction resulted in a gain before taxes of approximately $1,595,000. Of the total proceeds, $8,000,000 was used to reduce the Company's Term Loan I with the balance used for working capital purposes. In addition, the Company sold eight T.G.I. Friday's restaurants in Washington, Oregon, Colorado and Nebraska. The sale price of these restaurants totaled $8,877,000 and resulted in a gain before taxes of approximately $3,636,000.

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

     In May 1991, the Company entered into a five-year management assistance agreement with AsianStar Co., Ltd. (AsianStar), a Korean company affiliated with a former director of the Company, to provide management services and expertise relative to the development and operation of T.G.I. Friday's restaurants in the Republic of Korea. The management assistance agreement provided for the Company to receive a fee of 3% of the net revenue of the first two restaurants developed in Seoul, Korea. In 1996, the Company finalized an agreement with AsianStar to exchange its receivable for a $1,660,000 ownership interest in AsianStar. Due to uncertainty of the Korean venture and the estimated length of time before the Company will receive any return on its investment, a $1,000,000 impairment loss was taken during 1996. The Company's investment in the Korean venture was approximately $660,000 as of December 30, 1996. During 1997, the Company wrote off the remaining carrying value of this investment due to further uncertainty of the Korean venture resulting from a down turn in the Korean economy.

     In addition, during 1996, the Company determined that property and equipment related to its indoor entertainment center being leased to a third party exceeded its realizable value based on the level of lease payments to be received over the remaining life of the lease, which resulted in an impairment loss of $582,000. The remaining balance of the 1996 impairment of non-core assets is comprised primarily of write downs of real estate that the Company was holding for future restaurant development or sale.

     IMPAIRMENT OF CORE ASSETS HELD FOR DISPOSAL

     During 1996, the Company recorded a $5,541,000 charge to write off property and equipment and pre-opening costs associated with two of the Company's recently developed restaurants. One of the restaurants was a Front Row Sports Grill in Portland, Oregon and the other was a T.G.I. Friday's restaurant in Denver, Colorado. In addition, the Company took a $1,096,000 impairment loss charge in 1996 related to a 20 year old T.G.I. Friday's restaurant in southern California which was closed in 1997. The remaining balance of the 1996 impairment loss of $2,037,000 of core assets held for disposal relates to assets of three T.G.I. Friday's restaurants that were written down to fair value and disposed of during 1997. During 1998 a favorable lease payoff was negotiated related to the Front Row Sports Grill. A $648,000 gain was recognized in connection with the lease settlement resulting in a reversal of the remaining reserve.

              MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


     IMPAIRMENT OF CORE ASSETS USED IN OPERATIONS

     In accordance with SFAS No. 121, the Company recorded a charge of $3,141,000 during 1996 related to three of its T.G.I. Friday's restaurants where undiscounted cash flows over the remaining term of the lease did not support the carrying value of the assets. During 1997, the Company recorded a charge of $874,000 related primarily to two Redfish restaurants where undiscounted cash flows did not support the carrying value of the assets.

     OTHER RESTRUCTURING COSTS

     Other   restructuring   costs   include  severance,  contract  termination,
professional services costs incurred in conjunction with the restructuring and estimated costs of litigation.

     RESERVES

     In  connection  with  the  restructuring  and   reorganization   charge  of
approximately $20,208,000 taken in 1996, the Company recorded a reserve for projected losses of approximately $2,318,000 in other accrued liabilities.

     In 1997, the Company recorded a gain on the sale of assets of approximately $5,231,000 and restructuring and reorganizing charges of $2,841,000. Of the $2,841,000 in charges, $2,269,000 was recorded as a reduction against certain impaired assets and $572,000 was recorded as an increase in the reserve for projected losses. The balance in the reserve for projected losses at December 29, 1997 was approximately $2,115,000.

     In 1998, the Company increased the reserve for projected losses by approximately $631,000. The reserve was decreased by approximately $648,000 related to a favorable lease settlement and approximately $731,000 in other costs associated with terminating the lease and legal fees. The reserve balance in other accrued liabilities at December 28, 1998 was approximately $1,367,000 for the remaining severance, legal, and condemnation costs.

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

              MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, depreciated on a straight-line basis over the estimated useful lives, and consist of the following (in thousands):
                                                       December 28, December 29,
                                         Useful Lives      1998         1997
                                         ------------  -----------  -----------
   Land..................................     --        $    897      $    534
   Building and leasehold improvements...    5-20         24,324        20,924
   Kitchen equipment.....................    5-7          10,354         7,418
   Restaurant equipment..................    5-10          4,555         3,162
   Smallwares and decor..................    5-10          4,678         4,017
   Office equipment and furniture........    5-7           1,687         1,487
   Equipment under capital leases........     7              315           315
                                                        --------      --------
                                                          46,810        37,857
   Less: Accumulated depreciation and
    amortization.........................                (14,914)      (11,340)
                                                        --------      --------
                                                          31,896        26,517
   Construction in progress..............                  7,299         3,677
                                                        --------      --------
      Total..............................               $ 39,195      $ 30,194
                                                        ========      ========
     ASSETS HELD FOR DISPOSAL

     At December 29, 1997, assets held for disposal consisted of one parcel of land. During 1998, management determined the parcel of land was suitable for development and has made plans to construct a T.G.I. Friday's restaurant at this location during 1999. The $363,000 carrying value of the land was reclassified and included in land at December 28, 1998.

     FRANCHISE COSTS

     The Company has paid certain franchise costs for the exclusive right to operate restaurants in its franchise territories. These costs are being amortized on a straight-line basis and consist of the following (in thousands):

                                       Amortization   December 28,  December 29,
                                          Period          1998          1997
                                       -------------  -----------   ------------
   Franchise fees and license costs....    20-30        $ 21,093      $ 17,775
   Prepaid franchise fees..............      --              100           100
                                                        --------      --------
                                                          21,193        17,875
   Less: Accumulated amortization......                   (3,293)       (2,587)
                                                        --------      --------
      Total............................                 $ 17,900      $ 15,288
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

     PRE-OPENING COSTS

     The Company defers certain start-up costs directly related to the opening of new restaurants. Pre-opening costs of approximately $168,000 and $227,000 as of December 28, 1998 and December 29, 1997, respectively, are included in other assets in the consolidated balance sheets.

     The Company's policy is to amortize pre-opening costs over 12 months commencing with the opening of each new restaurant. Amortization of pre-opening costs (excluding amounts included in the restructuring charge), was approximately $661,000, $287,000 and $318,000 in 1998, 1997, and 1996,
respectively.

              MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     In April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), Reporting of the Costs of Start-up Activities effective for financial statements issued for years beginning after December 15, 1998. SOP 98-5 is effective for the Company's first quarter financial statements in fiscal 1999. Under the new accounting requirement, the costs of start-up activities will be expensed as incurred. The adoption of SOP 98-5 will result in deferred preopening costs on the Company's consolidated balance sheet being charged to operations as the cumulative effect of a change in accounting principle. As of December 28, 1998, the balance of deferred preopening costs was approximately $168,000. The ultimate impact of the adoption of SOP 98-5 on the accounting for preopening costs is contingent upon the number of future restaurant openings, and thus cannot be reasonably estimated at this time.

     OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following ( in thousands):

                                              December 28,     December 29,
                                                  1998             1997
                                              ------------     ------------
         Bank overdraft......................     $   76          $    --
         Accrued payroll.....................      2,079            2,074
         Reserve for projected losses........      1,367            2,116
         Accrued sales tax...................        899              669
         Accrued interest....................        --                 7
         Other accrued liabilities...........      3,661            3,179
                                                  ------          -------
           Total.............................     $8,082          $ 8,045
                                                  ======          =======
     INCOME TAXES

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

     EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which supersedes Accounting Principles Board ("APB") Opinion No. 15, the existing authoritative guidance. The statement modifies the calculation of primary and fully diluted earnings per share ("EPS") and replaces them both with basic and diluted EPS. SFAS No. 128 is effective for financial statements for both interim and annual periods presented after December 15, 1997 and as a result, all prior period EPS data have been restated. The following table sets forth basic and diluted EPS computations for the years ended December 28, 1998, December 29, 1997, and December 30, 1996 (in thousands, except per share amounts):

                             1998                          1997                           1996
                 ----------------------------  -----------------------------   ----------------------------
                                    Per Share                      Per Share                      Per Share
                 Net Income  Shares  Amount    Net Income  Shares   Amount     Net Loss   Shares    Amount
                 ----------  ------  ------    ----------  ------   ------     --------   ------    ------
Basic EPS .....    $4,165    9,976   $0.42      $3,166      9,918    $0.32     $(22,166)   8,110    $(2.73)
Effect of stock
 options ......        --      632      --          --        180       --           --       --       --
                   ------   ------   -----      ------     ------    -----     --------    -----    ------
Diluted EPS ...    $4,165   10,608   $0.39      $3,166     10,098    $0.31     $(22,166)   8,110    $(2.73)
                   ======   ======   =====      ======     ======    =====     ========    =====    ======

              MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     Effective December 30, 1997, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements.

     The Company has determined that it has one reportable operating segment. Although the Company has two operating segments which are managed based on its restaurant concepts, T.G.I. Friday's and Redfish, the Redfish operating segment is immaterial to the Company as a whole and does not meet the reportable thresholds of SFAS No. 131.

     As a result of the foregoing, the Company has determined that it is appropriate to present one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its operating segments as the Company's consolidated financial statements present its one reportable segment.

     RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform with the current year presentation.

4. INCOME TAXES

     Deferred income taxes arise due to differences in the treatment of income and expense items for financial reporting and income tax purposes. In prior years, the Company generated net operating losses and in 1998 and 1997, the Company utilized net operating losses. The effect of temporary differences and carryforwards that gave rise to deferred tax balances at December 28, 1998 and December 29, 1997 were as follows (in thousands):

                                  Temporary Differences
                                  ---------------------  Tax Carry  Net Deferred
December 28, 1998                  Deductible  Taxable    Forwards   Tax Assets
-----------------                  ----------  -------    --------   ----------
Excess tax over book depreciation
 and amortization .................  $   --    $(3,296)   $    --     $(3,296)
Provision for estimated expenses ..   1,290         --         --       1,290
Restructuring and reorganization ..   2,481         --         --       2,481
Other .............................      --       (438)        --        (438)
General business and AMT credits...      --         --      3,403       3,403
Net operating loss carryforward ...      --         --      4,849       4,849
Valuation reserve .................      --         --     (7,921)     (7,921)
                                     ------    -------    -------     -------
      Total .......................  $3,771    $(3,734)   $   331     $   368
                                     ======    =======    =======     =======

              MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                                  Temporary Differences
                                  --------------------- Tax Carry   Net Deferred
December 29, 1997                  Deductible  Taxable   Forwards    Tax Assets
-----------------                  ----------  -------   --------    ----------
Excess tax over book depreciation
 and amortization  ...............  $  --      $(2,757)   $    --     $(2,757)
Provision for estimated expenses..   1,207          --         --       1,207
Restructuring and reorganization..   3,673          --         --       3,673
Other  ...........................      --        (491)        --        (491)
General business and AMT credits        --          --      2,668       2,668
Net operating loss carryforward         --          --      5,905       5,905
Valuation reserve  ...............      --          --     (9,837)     (9,837)
                                    ------     -------    -------     -------
      Total  .....................  $4,880     $(3,248)   $ 1,264     $   368
                                    ======     =======    =======     =======

     The amounts recorded as net deferred tax assets at December 28, 1998 and December 29, 1997 are included as a component of other assets in the consolidated balance sheets. The remaining net deferred tax asset as of December 28, 1998 consists primarily of the benefits to be obtained from the use of net operating loss carryforwards and credits expected to be realized in the future.

     In 1998, the Company's tax provision was fully offset by the reversal of prior year valuation allowances.

     At December 28, 1998, the Company had approximately $12,100,000 of net operating and capital loss carryforwards to be used to offset future income for income tax purposes. These carryforwards expire in the years 2002 to 2012.

     Reconciliations of the federal income tax rate to the Company's effective tax rate were as follows:

                                                  December 28,     December 29,
                                                      1998             1997
                                                  -----------      -----------
     Statutory federal rate    ..................      34.0%           34.0%
     State taxes, net of federal benefit   ......       6.0              6.0
     Nondeductible expenses    ..................       6.3              7.5
     Benefit of FICA credit    ..................     (15.2)           (18.0)
     Change in valuation allowance   ............     (31.1)           (29.5)
                                                     ------           ------
                                                        0.0%             0.0%
                                                     ======           ======
5. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                               Maturity                         December 28,  December 29,
                                Dates       Interest Rates         1998          1997
                                -----       --------------         ----          ----
Term Loan I..................   2002       2.8% over LIBOR       $    --        $    --
Term Loan II.................   2012      9.457% and the one       19,118         20,839
                                           month LIBOR rate
                                         plus 320 basis points
Other notes payable.......... 1999-2015       8.75 - 11%           10,511          4,639
Capital leases...............   1999            11.5%                 --              63
                                                                 --------       --------
                                                                   29,629         25,541
Less current portion.........                                      (1,365)        (1,233)
                                                                 --------       --------
Total........................                                    $ 28,264       $ 24,308
                                                                 ========       ========

              MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


     In March 1997, the Term Loan I was repaid with $8,000,000 of proceeds from the Northern California sale (Note 2) and with proceeds from new borrowings. The new borrowings ("Term Loan II") consist of five notes from one lender. Three of the notes bear interest at 9.457% and two of the notes bear interest at the one month LIBOR rate plus 320 basis points. All of the notes are payable in equal monthly installments of principal and interest of approximately $222,000 (combined) until the notes are paid in full on May 1, 2012. Proceeds from the Term Loan II were also used to repay the TGI Friday's, Inc. note including accrued interest of $301,000, with the remaining proceeds used for general corporate purposes. The early extinguishment of the Term Loan I resulted in an extraordinary loss of $1,638,000, before income taxes.

     The Term Loan II is secured by the assets of 16 T.G.I. Friday's restaurants and contains one financial covenant relative to a fixed charge coverage ratio, which the Company currently is in compliance with. Assets at 11 T.G.I. Friday's restaurants and at one Redfish restaurant have been pledged as collateral for other notes payable.

     In May 1998 the Company acquired six T.G.I. Friday's restaurants in northern California for approximately $6,800,000, funded in part by the assumption of existing long-term debt and the addition of new long-term debt for a total increase in debt of $5,737,000.

     Maturities   of  long-term  debt,  giving  effect  to  the  new  borrowings discussed above, are as follows at December 28, 1998 (in thousands):

                     1999...............  $ 1,365
                     2000...............    1,569
                     2001...............    1,723
                     2002...............    1,772
                     2003...............    1,735
                     Thereafter.........   21,465
                                          -------
                     Total..............  $29,629
                                          =======
6. STOCKHOLDERS' EQUITY

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

     During 1997, the Company canceled substantially all outstanding options and granted new options under the 1990 and 1995 Plans. In addition, the Company's Board of Directors approved the issuance of 1,250,000 non-statutory stock options to three of the Company's officers during 1996, the issuance of 425,000 non-statutory stock options to two of the Company's officers during 1997, and the issuance of 210,000 non-statutory stock options to two of the Company's officers during 1998.

     Stock option information as of December 28, 1998, December 29, 1997, and December 30, 1996 is as follows:

                                                   1998                1997                 1996
                                             -----------------   -----------------   -----------------
                                                         Wtd.                 Wtd.               Wtd.
                                                         Avg.                 Avg.               Avg.
                                              Shares     Price     Shares    Price     Shares   Price
                                              ------     -----     ------    -----     ------   -----
Options outstanding at beginning of
 period  ..................................  2,077,500   $2.90   1,596,500   $3.40     118,413  $12.93
Granted  ..................................    416,000    3.27     781,950    2.46   1,668,500    3.25
Exercised   ...............................     (2,500)   2.50      (2,200)   2.50          --      --
Canceled    ...............................   (110,000)   2.54    (298,750)   3.51    (190,413)   9.42
                                             ---------           ---------           ----------
Options outstanding at end of period   ....  2,381,000    2.98   2,077,500    2.90   1,596,500    3.40
                                             =========           =========           =========
Exercisable at end of period  .............  1,590,577    2.56   1,224,291    3.40     350,000    2.00
                                             =========           =========           =========
Weighted average fair value of options
 granted    ...............................  $    1.87           $    1.44           $    0.59
                                             =========           =========           =========

     Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

     The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25; therefore, no compensation cost is recognized in the accompanying financial statements for stock-based employee awards. The Company had computed, for pro forma disclosure purposes, the value of all options granted during 1998 and 1997, using the Black-Scholes option pricing model with the following weighted average assumptions:

                                               1998        1997
                                              Options     Options
                                              -------     -------
          Risk free interest rate   ......     5.42%       6.2%
          Expected dividend yield   ......      0.0%       0.0%
          Expected lives in years   ......      4.0%       4.0
          Expected volatility    .........     70.6%      71.3%

     If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company's year end net income and earnings per share would have been reported as follows (in thousands, except per share amounts):
                                        December 28,     December 29,
                                            1998             1997
                                        ------------     ------------
        Net income (loss):
          Pro Forma  ..................     $3,351          $2,442
        Earnings per share:
          Pro Forma -- Basic  .........       0.34            0.25
          Pro Forma -- Diluted   ......       0.32            0.24

              MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The effects of applying SFAS No. 123 for providing pro forma disclosures for 1998 and 1997 are not likely to be representative of the effects on reported net income and earnings per common stock and common stock equivalent for future years, because options vest over several years and additional awards are made each year.

     COMMON STOCK WARRANTS

     As of December 28, 1998 and December 29, 1997 the Company had outstanding warrants to acquire its securities as follows:

                                                               1998      1997
                                                               ----      ----
Common Stock to be acquired by warrants issued to
 lenders in connection with the Term Loan I;
 exercisable at $9.08 through March 2004; callable..........  231,277   231,277
                                                              =======   =======
7. COMMITMENTS AND CONTINGENCIES

     DEVELOPMENT AGREEMENTS

     The Company is obligated under four separate development agreements to open 46 new T.G.I. Friday's restaurants through 2003. The development agreements give TGI Friday's Inc. certain remedies in the event the Company fails to timely comply with the development agreements, including the right under certain circumstances, to reduce the number of restaurants the Company may develop in the related franchised territory, or terminate the Company's exclusive rights to develop restaurants in the related franchised territory. The Company's development territories include Arizona, Nevada, New Mexico, California and the Kansas City and El Paso metropolitan areas.

     FRANCHISE, LICENSE AND MARKETING AGREEMENTS

     In accordance with the terms of the T.G.I. Friday's restaurant franchise agreements, the Company is required to pay franchise fees of $50,000 for each restaurant opened. The Company is also required to pay a royalty of up to 4% of gross sales. Royalty expense was approximately $3,929,000, $4,120,000 and $4,850,000 under these agreements during 1998, 1997 and 1996, respectively. In addition, the Company could be required to spend up to 4% of gross sales on marketing, although during 1998 it was only required to pay up to 1.9% of gross sales. Marketing expense under these agreements was approximately $1,805,000, $1,919,000 and $1,554,000 during 1998, 1997 and 1996, respectively.

     OPERATING LEASES

     The Company leases land and restaurant facilities under operating leases having terms expiring at various dates through January 2021. The restaurant leases have from two to three renewal clauses of five years each at the option of the Company and have provisions for contingent rentals based upon percentage of gross sales as defined. The Company's minimum future lease payments as of December 28, 1998 were as follows (in thousands):


                      1999   ............   $ 5,782
                      2000   ............     5,864
                      2001   ............     5,907
                      2002   ............     5,783
                      2003   ............     5,480
                      Thereafter   ......    43,289
                                            -------
                      Total  ............   $72,105
                                            =======

              MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


     Rental expense during 1998, 1997 and 1996 was approximately $5,604,000, $5,081,000, and $6,299,000, respectively. In addition, the Company paid contingent rentals of $523,000, $499,000 and $539,000 during 1998, 1997 and
1996, respectively.

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

8. BENEFIT PLANS

     The Company maintains a 401(k) Savings Plan for all of its employees. The Company currently matches 25% of the participants' contributions for the first 6% of the participants' compensation. Contributions by the Company were approximately $100,000, $78,000 and $79,000 during 1998, 1997 and 1996, respectively.

9. RELATED PARTY TRANSACTIONS

     In October 1997, the Company sold three T.G.I. Friday's restaurants in Colorado and Nebraska to Sherman Restaurants, LLC for $2,768,000 (Note 2). Sherman Restaurants, LLC is controlled by Samuel Sherman, the brother of Steven Sherman who serves as a director of the Company.

     In December 1993, the Company entered into a five year lease agreement for corporate office space with an entity controlled by a director of the Company. During 1998 the lease was amended to extend the original term through January 31, 2004. The lease provides for annual rent of approximately $236,000 in 1999. Approximately $177,000, $172,000 and $169,000 was paid in rent during 1998, 1997 and 1996, respectively.