Form 10-Q
period 1999-03-29
MAIN STREET & MAIN INC
filed 1999-05-12
CIK 847466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 29, 1999

                        Commission File Number: 000-18668



                        MAIN STREET AND MAIN INCORPORATED
             (Exact name of registrant as specified in its charter)

            DELAWARE                                 11-294-8370
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

Number of shares of common stock, $.001 par value, of registrant outstanding at May 11, 1999: 10,011,052

                        MAIN STREET AND MAIN INCORPORATED
--------------------------------------------------------------------------------
                                      INDEX



PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements - Main Street and Main Incorporated

         Consolidated Balance Sheets - March 29, 1999 and
         December 28, 1998                                                 3

         Consolidated Statements of Operations - Three Months
         Ended March 29, 1999 and March 30, 1998                           4

         Consolidated Statements of Cash Flows - Three Months
         Ended March 29, 1999 and March 30, 1998                           5

         Notes to Consolidated Financial Statements -
         March 29, 1999                                                    6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                              7

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                  11


SIGNATURES                                                                11

                        MAIN STREET AND MAIN INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                       MARCH 29,    DECEMBER 28,
                                                         1999          1998
                                                       --------        --------
                                                       (UNAUDITED)
ASSETS
Current Assets:
       Cash and cash equivalents                       $  6,225        $  7,294
       Accounts receivable, net                           2,385           2,096
       Inventories                                        1,024             840
       Prepaid expenses                                     523             593
                                                       --------        --------
                  Total current assets                   10,157          10,823

Property and equipment, net                              41,274          39,195
Other assets, net                                         2,105           2,337
Franchise costs, net                                     17,712          17,900
                                                       --------        --------

                                                       $ 71,248        $ 70,255
                                                       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Current portion of long-term debt               $  1,365        $  1,365
       Accounts payable                                   5,010           4,183
       Other accrued liabilities                          7,965           8,082
                                                       --------        --------
                  Total current liabilities              14,340          13,630
                                                       --------        --------

Long-term debt, net of current portion                   27,917          28,264
                                                       --------        --------

Other liabilities and deferred credits                    2,056           1,989
                                                       --------        --------

Commitments and contingencies

Stockholders' Equity:

Common stock, $.001 par value, 25,000,000 shares
        authorized;  10,011,052 and 9,976,416 shares
        issued and outstanding in 1999 and 1998,
        respectively                                         10              10
Additional paid-in capital                               44,149          44,149
Accumulated deficit                                     (17,224)        (17,787)
                                                       --------        --------
                                                         26,935          26,372
                                                       --------        --------

                                                       $ 71,248        $ 70,255
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

                        MAIN STREET AND MAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                               THREE MONTHS ENDED
                                                               ------------------
                                                         MARCH 29, 1999   MARCH 30, 1998
                                                         --------------   --------------
Revenue                                                      $ 31,464       $ 24,159
                                                             --------       --------

Restaurant Operating Expenses:
     Cost of sales                                              8,964          6,975
     Payroll and benefits                                       9,389          7,176
     Depreciation and amortization                              1,041            773
     Other operating expenses                                   8,497          6,452
                                                             --------       --------
       Total restaurant operating expenses                     27,891         21,376
                                                             --------       --------

Income from restaurant operations                               3,573          2,783

Other Operating (Income) Expenses:
     Amortization of intangible assets                            258            201
     General and administrative expenses                        1,281          1,174
     Preopening expenses                                          639            102
     New manager training expenses                                326            162
     Management fee income                                       (233)          (183)
                                                             --------       --------

Operating income                                                1,302          1,327

Interest expense, net                                             571            577
                                                             --------       --------

Net income before taxes                                           731            750

Income tax expense                                                 --             --
                                                             --------       --------

Net income before cumulative effect
     of change in accounting principle                            731            750

Cumulative effect of change in accounting  principle              168             --
                                                             --------       --------

Net income                                                   $    563       $    750
                                                             ========       ========

Diluted Earnings Per Share:
     Net income before cumulative effect of change in
          accounting principle                               $   0.07       $   0.07
     Cumulative effect of change in accounting principle        (0.02)            --
                                                             --------       --------

     Net income                                              $   0.05       $   0.07
                                                             ========       ========

     Weighted average shares outstanding-diluted               10,323         10,396
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

                        MAIN STREET AND MAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                          THREE MONTHS ENDED
                                                          ------------------
                                                         MARCH 29,     MARCH 30,
                                                           1999           1998
                                                          -------       -------
Cash Flows From Operating Activities:
    Net Income                                            $   563       $   750
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                        1,299         1,076
       Changes in assets and liabilities:
         Accounts receivable, net                            (289)          546
         Inventories                                         (184)           49
         Prepaid expenses                                      70          (228)
         Other assets, net                                    170          (274)
         Accounts payable                                     827          (558)
         Other accrued liabilities                            (50)        1,468
                                                          -------       -------
               Net Cash Flows - Operating Activities        2,406         2,829
                                                          -------       -------

Cash Flows From Investing Activities:
    Net additions to property and equipment                (4,806)       (4,416)
     Cash received from sale-leaseback transactions         1,678            --
     Cash received from sale of assets                         --         2,062
                                                          -------       -------
             Net Cash Flows - Investing Activities         (3,128)       (2,354)
                                                          -------       -------

Cash Flows From Financing Activities:
    Principal payments on long-term debt                     (347)         (315)
                                                          -------       -------
             Net Cash Flows -  Financing Activities          (347)         (315)
                                                          -------       -------

Net change in cash and cash equivalents                    (1,069)          160

Cash and cash equivalents, beginning                        7,294         8,424
                                                          -------       -------

Cash and cash equivalents, ending                         $ 6,225       $ 8,584
                                                          =======       =======

Supplemental Disclosure of Cash Flow Information:
    Cash paid  for interest                               $   714       $   577
                                                          =======       =======

        The accompanying notes are an integral part of these consolidated financial statements.

                        MAIN STREET AND MAIN INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 29, 1999
                                   (Unaudited)

1. The financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management of the Company believes that the disclosures are adequate to make the information presented not misleading. For a complete description of the accounting policies, see the Company's Form 10-K Report for the year ended December 28, 1998.

2.    The Company operates on fiscal quarters of 13 weeks.

3. The results of operations for the three months ended March 29, 1999 are not necessarily indicative of the results to be expected for a full year.

4. In May 1998, the Company acquired six T.G.I. Friday's restaurants in northern California for approximately $6,800,000, funded in part by the assumption of existing long-term debt and the addition of new long-term debt for a total increase in debt of $5,737,000.

5. On the first day of its 1999 fiscal year, December 29, 1998, the Company adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". Pursuant to this accounting requirement, the costs of start-up activities are expensed as incurred. The adoption of SOP 98-5 resulted in deferred preopening costs on the Company's consolidated balance sheet at December 28, 1998 of $168,000, or $0.02 per share, being charged to operations as the cumulative effect of a change in accounting principle during the quarter ended March 29, 1999. Additionally, pursuant to SOP 98-5, preopening costs of $639,000, or $0.06 per share, were charged to operations during the quarter.

6. During the quarter ended March 29, 1999, the Company charged approximately $148,000 in legal costs and severance payments against the reserve for projected losses. The reserve balance in other accrued liabilities at March 29, 1999 was approximately $1,219,000 for severance, legal and condemnation costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE  MONTHS  ENDED MARCH 29, 1999  COMPARED  WITH THREE MONTHS ENDED MARCH 30,
1998

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to total revenue:

                                             MARCH 29, 1999    MARCH 30, 1998
                                             --------------    --------------

Revenue                                           100.0%            100.0%

Restaurant Operating Expenses:
    Cost of sales                                  28.5              28.9
    Payroll and benefits                           29.8              29.7
    Depreciation and amortization                   3.3               3.2
    Other operating expenses                       27.0              26.7
                                                  -----             -----
       Total restaurant operating expenses         88.6              88.5
                                                  -----             -----

Income from restaurant operations                  11.4              11.5

Other Operating (Income)Expenses:
    Amortization of intangible assets               0.8               0.8
    General and administrative expenses             4.1               4.9
     Preopening expenses                            2.0               0.4
     New manager training expenses                  1.1               0.7

                  Management fee income            (0.7)             (0.8)
                                                  -----             -----

Operating income                                    4.1               5.5

     Interest expense, net                          1.8               2.4
                                                  -----             -----

Net income before taxes                             2.3%              3.1%
                                                  =====             =====


Revenue for the three months ended March 29, 1999 increased by 30.2% to $31,464,000 compared with $24,159,000 in the comparable period in 1998. This increase was due primarily to the acquisition of six restaurants in northern California in May 1998, the development of three new restaurants during 1998, the development of four new restaurants during the three months ended March 29, 1999, and a 6.8% increase in same-store sales for the quarter.

Cost of sales decreased as a percentage of revenue to 28.5% in the three months ended March 29, 1999 from 28.9% in the comparable period in 1998. This decrease was due to management's on-going efforts to reduce food costs by implementing more efficient and cost effective practices in food preparation and purchasing.

Beginning in 1999, the Company decided to increase the restaurant management staff from four to five managers in many of its restaurants. The Company believes that this change will provide benefit by adding management effectiveness in the restaurants, which will result in increased sales volume and lower operating expenses, and ultimately reduce other labor-related costs by improving the quality of life for our managers, thus lowering management turnover and the significant costs related thereto. As a result of this new staffing policy, labor costs as a percentage of revenue were 29.8% in the three months ended March 29, 1999, a slight increase over the rate for the same period in 1998.

Other operating expenses increased to 27.0% of revenue in the three months ended March 29, 1999 as compared with 26.7% in the comparable period in 1998. This increase is due primarily to the costs of a direct mail advertising campaign conducted in the first quarter of 1999.

General and administrative expenses decreased to 4.1% of revenue in the three months ended March 29, 1999 from 4.9% in the comparable period in 1998 due primarily to the relatively fixed nature of these expenses relative to the increase in revenue.

During the quarter, the Company adopted Statement of Position 98-5 ("SOP 98-5"), as promulgated by the American Institute of Certified Public Accountants, which requires that the Company expense preopening costs as incurred. Prior to 1999, such costs were capitalized and amortized over a period of one year. Pursuant to SOP 98-5, preopening costs of $639,000 (2.0% of revenue) were charged to operations during the quarter ended March 29, 1999, as compared with amortization of preopening costs of $102,000 (0.4% of revenue) for the comparable quarter of 1998. Prior to the effects of SOP 98-5, the Company would have reported net income for the quarter ended March 29, 1999 of $1,225,000, or $0.12 per diluted share (which would have been net of $145,000 in amortization of preopening costs).

New manager training expenses are those costs incurred training newly hired or promoted managers, as well as those costs incurred relocating those managers to permanent management positions. Due to the Company's aggressive growth, these costs increased to $326,000 (1.1% of revenue) as compared with $162,000 (0.7% of revenue) for the comparable period in 1998.

Interest expense was $571,000 in the three months ended March 29, 1999 compared with $577,000 in the same period of 1998. This decrease was primarily due to the capitalization of financing costs of $142,350 associated with restaurants under development during the quarter ended March 29, 1999.

No income tax provision was recorded in either quarter ended March 29, 1999 or March 30, 1998 due to the availability of net loss carryforwards. At December 28, 1998, the Company had approximately $12,100,000 of net operating and capital loss carryforwards to be used to offset future income for income tax purposes. These carryforwards expire in 2002 to 2012.

In prior years, the Company established various reserves to recognize certain litigation, condemnation and severance losses. During the quarter ended March 29, 1999, approximately $148,000 was charged against these reserves for legal costs paid in connection with litigation and condemnation claims, and severance payments made to a former employee. The reserve balance at March 29, 1999 was approximately $1,219,000. The Company expects that the transactions for which these reserves were established will be fully concluded, and the reserves eliminated, by the end of the current fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceed its current assets due primarily to cash expended on the Company's development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days. At March 29, 1999, the Company had a cash balance of $6,225,000 and monthly cash receipts have been sufficient to pay all obligations as they became due.

The Company plans to develop approximately ten or eleven additional restaurants by the end of 1999, funded partially from available corporate funds and partially from debt and sale/leaseback financing commitments.

The Company has received debt and sale/leaseback financing commitments totaling $30,000,000 and a $3,000,000 bank revolving line of credit which will be utilized to help fund development activity through 1999.

The Company leases its restaurants with terms ranging from 10 to 20 years. Minimum payments on the Company's existing lease obligations are approximately $5,800,000 per year through 2002.


YEAR 2000

The Company continues to assess and quantify the impact the Year 2000 issue will have on its information systems, imbedded systems and business processes. The systems that might be affected by the Year 2000 issue are (1) the Company's internal corporate support systems, including a mid-range computer system the Company relies upon to assimilate accounting information and produce internal and external accounting reports; (2) the Company's internal personal computer network and related software that it relies upon to produce correspondence, daily and weekly financial data; (3) the Company's point-of-sale and restaurant back-office accounting systems that it relies upon to process guest orders, track the status of orders, schedule and track time and attendance information and related labor costs, and produce store-level operating data; (4) restaurant equipment necessary to prepare the guests' orders; and (5) third-party systems such as computer systems used by the banking, telephone, utility, food preparation and distribution industries, all of which are necessary to the basic operation of the Company's restaurants.

In 1998, the Company began identifying those most critical areas that might be deficient and established a time line to complete the necessary analysis and remediation plans. The Company has begun correcting the deficiencies identified in all affected areas and anticipates completion of the remediation plans by September 30, 1999. The estimated capital cost of the analysis and remediation plans related to the Year 2000 issues is approximately $760,000.

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

Where critical suppliers or processes might not be compliant, or compliance is uncertain, the Company is establishing contingency plans in the event that such suppliers or processes fail to perform after December 31, 1999. Such contingency plans might consist of converting to manual systems or changing to alternative processes or suppliers that will function properly after December 31, 1999. The Company anticipates that it will complete these contingency plans by September 30, 1999. The Company is unable to reasonably estimate the effect, if any, on its consolidated financial position, results of operations or cash flows from the failure of its significant vendors to be Year 2000 ready.


FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including statements regarding the Company's business strategies, the Company's business, and the industry in which the Company operates. These forward-looking statements are based primarily on the Company's expectations and are subject to a number of risks and uncertainties, some of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in the Company's Form 10-K for the year ended December 28, 1998, as filed with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                   (a)              Exhibits.
                                    27 Financial Data Schedule

                   (b) The Company did not file any reports on Form 8-K during the three months ended March 29, 1999








                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Main Street and Main Incorporated



Dated:         May 11, 1999        /s/ Bart A. Brown Jr.
                                   --------------------------------------------

                                   Bart A. Brown Jr., President and
                                   Chief Executive Officer



Dated:         May 11, 1999         /s/ James Yeager
                                   ----------------------------
                                   James Yeager,  Vice President-Finance,
                                   Secretary and Treasurer