Form 10-Q
period 1999-06-28
MAIN STREET & MAIN INC
filed 1999-08-10
CIK 847466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly Period Ended June 28, 1999

                        Commission File Number: 000-18668


                        MAIN STREET AND MAIN INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              11-294-8370
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

             5050 N. 40TH STREET, SUITE 200, PHOENIX, ARIZONA 85018
             ------------------------------------------------------
                    (Address of principal executive offices)


                                 (602) 852-9000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock, $.001 par value, of registrant outstanding at August 5, 1999: 10,011,052

                        MAIN STREET AND MAIN INCORPORATED

                                      INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements - Main Street and Main Incorporated

          Consolidated Balance Sheets - June 28, 1999 and
          December 28, 1998                                                    3

          Consolidated Statements of Operations - Three Months
          and Six Months Ended June 28, 1999 and June 29, 1998                 4

          Consolidated Statements of Cash Flows - Six Months
          Ended June 28, 1999 and June 29, 1998                                5

          Notes to Consolidated Financial Statements -
          June 28, 1999                                                        6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                              7

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a vote of Security Holders                   12

Item 6. Exhibits and Reports on Form 8-K                                      12

SIGNATURES                                                                    13

                        MAIN STREET AND MAIN INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                       JUNE 28,     DECEMBER 28,
                                                         1999          1998
                                                       --------      --------
                                                      (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                            $  5,329      $  7,294
  Accounts receivable, net                                2,671         2,096
  Inventories                                             1,079           840
  Prepaid expenses                                          777           593
                                                       --------      --------
    Total current assets                                  9,856        10,823

Property and equipment, net                              45,174        39,195
Other assets, net                                         1,976         2,337
Franchise costs, net                                     18,046        17,900
                                                       --------      --------
                                                       $ 75,052      $ 70,255
                                                       ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                    $  1,365      $  1,365
  Accounts payable                                        3,809         4,183
  Other accrued liabilities                               8,415         8,082
                                                       --------      --------
    Total current liabilities                            13,589        13,630
                                                       --------      --------
Long-term debt, net of current portion                   31,228        28,264
                                                       --------      --------
Other liabilities and deferred credits                    2,152         1,989
                                                       --------      --------
Commitments and contingencies

Stockholders' Equity:
Common stock, $.001 par value, 25,000,000 shares
  authorized; 10,011,052 and 9,976,416 shares
  issued and outstanding in 1999 and 1998,
  respectively                                               10            10
Additional paid-in capital                               44,149        44,149
Accumulated deficit                                     (16,076)      (17,787)
                                                       --------      --------
                                                         28,083        26,372
                                                       --------      --------
                                                       $ 75,052      $ 70,255
                                                       ========      ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                        MAIN STREET AND MAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                      -------------------   -------------------
                                      JUNE 28,   JUNE 29,   JUNE 28,   JUNE 29,
                                        1999       1998       1999       1998
                                      --------   --------   --------   --------
Revenue                               $ 35,615   $ 29,388   $ 67,080   $ 53,547
                                      --------   --------   --------   --------
Restaurant Operating Expenses:
  Cost of sales                         10,080      8,312     19,044     15,287
  Payroll and benefits                  10,514      8,892     19,903     16,065
  Depreciation and amortization          1,070        908      2,111      1,661
  Other operating expenses               9,920      7,757     18,417     14,207
                                      --------   --------   --------   --------
    Total restaurant operating
      expenses                          31,584     25,869     59,475     47,220
                                      --------   --------   --------   --------
Income from restaurant operations        4,031      3,519      7,605      6,327

Other Operating (Income) Expenses:
  Amortization of intangible assets        254        215        512        416
  General and administrative expenses    1,449      1,115      2,730      2,289
  Preopening expenses                      403        102      1,042        224
  New manager training expenses            347        166        674        333
  Management fee income                   (253)      (259)      (486)      (442)
                                      --------   --------   --------   --------
Operating income                         1,831      2,180      3,133      3,507

Interest expense, net                      683        649      1,254      1,226
                                      --------   --------   --------   --------
Net income before taxes                  1,148      1,531      1,879      2,281

Income tax expense                          --         --         --         --
                                      --------   --------   --------   --------
Net income before cumulative effect
  of change in accounting principle      1,148      1,531      1,879      2,281

Cumulative effect of change in
  accounting
  principle                                 --         --        168         --
                                      --------   --------   --------   --------
Net income                            $  1,148   $  1,531   $  1,711   $  2,281
                                      ========   ========   ========   ========
Diluted Earnings Per Share:
Net income before cumulative effect
  of change in accounting principle $ 0.11 $ 0.15 $ 0.18 $ 0.22 Cumulative effect of change in
  accounting principle                      --         --      (0.02)        --
                                      --------   --------   --------   --------
        Net income                    $   0.11   $   0.15   $   0.16   $   0.22
                                      ========   ========   ========   ========
Weighted average shares
  outstanding-diluted                   10,400     10,376     10,400     10,396
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

                        MAIN STREET AND MAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                              SIX MONTHS ENDED
                                                             ------------------
                                                             JUNE 28,   JUNE 29,
                                                              1999       1998
                                                             -------    -------
Cash Flows From Operating Activities:
  Net Income                                                 $ 1,711    $ 2,281
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                            2,623      2,301
      Changes in assets and liabilities:
        Accounts receivable, net                                (575)       440
        Inventories                                             (239)      (207)
        Prepaid expenses                                        (184)      (443)
        Other assets, net                                        225       (644)
        Accounts payable                                        (374)      (600)
        Other accrued liabilities                                496      1,197
                                                             -------    -------
           Net Cash Flows - Operating Activities               3,683      4,325
                                                             -------    -------
Cash Flows From Investing Activities:
  Net additions to property and equipment                     (9,768)    (9,609)
    Cash received from sale-leaseback transaction              1,678         --
    Cash received from note receivable                            --        757
    Cash paid to acquire franchise rights                        (22)    (3,159)
    Cash paid to acquire additional interest in subsidiary      (500)        --
    Cash received from sale of assets                             --      2,062
                                                             -------    -------
           Net Cash Flows - Investing Activities              (8,612)    (9,949)
                                                             -------    -------
Cash Flows From Financing Activities:
  Long-term debt borrowings                                    3,700      5,737
  Principal payments on long-term debt                          (736)      (843)
                                                             -------    -------
           Net Cash Flows -  Financing Activities              2,964      4,894
                                                             -------    -------
Net change in cash and cash equivalents                       (1,965)      (730)

Cash and cash equivalents, beginning                           7,294      8,424
                                                             -------    -------
Cash and cash equivalents, end                               $ 5,329    $ 7,694
                                                             =======    =======
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                   $ 1,435    $ 1,226
                                                             =======    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MAIN STREET AND MAIN INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 28, 1999
                                   (Unaudited)

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

3. The results of operations for the three months and six months ended June 28, 1999 are not necessarily indicative of the results to be expected for a full year.

4. In May 1998, the Company acquired six T.G.I. Friday's restaurants in northern California for approximately $6,800,000, funded in part by the assumption of existing long-term debt and the addition of new long-term debt for a total increase in debt of $5,737,000.

5. On the first day of its 1999 fiscal year, December 29, 1998, the company adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". Pursuant to this accounting requirement, the costs of start-up activities are expensed as incurred. The adoption of SOP 98-5 resulted in deferred preopening costs on the Company's consolidated balance sheet at December 28, 1998 of $168,000, or $0.02 per share, being charged to operations as the cumulative effect of a change in accounting principle during the quarter ended March 29, 1999. Additionally, pursuant to the SOP 98-5, preopening costs of $1,042,000, or $0.10 per share, were charged to operations during the six months ended June 28, 1999.

6. During the six months ended June 28, 1999, the Company charged approximately $355,000 in legal costs and severance payments against the reserve for projected losses. The reserve balance in other accrued liabilities at June 28, 1999 was approximately $1,012,000 for severance, legal and condemnation costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to total revenue:


                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                        -------------------   ------------------
                                         JUNE 28,  JUNE 29,   JUNE 28,  JUNE 29,
                                          1999      1998       1999      1998
                                        ---------  --------   --------  --------
Revenue                                   100.0%    100.0%     100.0%    100.0%

Restaurant Operating Expenses:
  Cost of sales                            28.3      28.3       28.4      28.6
  Payroll and benefits                     29.5      30.3       29.7      30.0
  Depreciation and amortization             3.0       3.0        3.1       3.1
  Other operating expenses                 27.9      26.4       27.5      26.5
                                          -----     -----      -----     -----
    Total restaurant operating expenses    88.7      88.0       88.7      88.2
                                          -----     -----      -----     -----
Income from restaurant operations          11.3      12.0       11.3      11.8

Other Operating (Income) Expenses:
  Amortization of intangible assets         0.7       0.8        0.7       0.8
  General and administrative expenses       4.1       3.8        4.0       4.3
  Preopening expenses                       1.1       0.3        1.6       0.4
  New manager training expenses             1.0       0.6        1.0       0.6
  Management fee income                    (0.7)     (0.9)      (0.7)     (0.8)
                                          -----     -----      -----     -----
Operating income                            5.1       7.4        4.7       6.5

  Interest expense, net                     1.9       2.2        1.9       2.3
                                          -----     -----      -----     -----
Net income before taxes                     3.2%      5.2%       2.8%      4.2%
                                          =====     =====      =====     =====

Revenue for the three months ended June 28, 1999 increased by 21.2% to $35,615,000 compared with $29,388,000 for the comparable period in 1998. Revenue for the six months ended June 28, 1999 increased 25.3% to $67,080,000 compared to $53,547,000 for the same period of the prior year. Revenue increased as a result of the acquisition of six restaurants in May 1998 and the development of seven new restaurants since the second quarter of 1998. Additionally, same-store sales for the quarter increased 6.1% as compared with an increase of 4.2% for the comparable period in 1998. Year-to-date same-store sales were up 6.4% as compared with an increase in same-store sales of 4.2% for the same period of the prior year.

Cost of sales as a percentage of revenue for the three months ended June 28, 1999 were comparable with the same period in 1998. Cost of sales decreased as a percentage of revenue to 28.4% for the six months ended June 28, 1999 from 28.6% in the comparable period in 1998 due to management's on-going efforts to reduce food costs by implementing more efficient and cost effective practices in food preparation, as well as reducing costs through more efficient purchasing of food items.

Labor costs as a percentage of revenue were 29.5% for the three months ended June 28, 1999 as compared with 30.3% for the same period in 1998. Labor costs as a percentage of revenue for the six months ended June 28, 1999 were 29.7% as compared to 30.0% for the comparable six months of 1998. These decreases in labor costs as a percentage of revenue are primarily due to the implementation by management of more effective labor management policies and the integration of the six locations purchased in May 1998 into the Company's labor management standards. These decreases are in spite of the Company's recently introduced policy of increasing restaurant management staff in many of its restaurants from four to five managers. During the quarter, the Company completed this increase of managers in approximately 80% of its restaurants. Management does not anticipate a need to increase its management staff in the remaining 20% of its restaurants.

Other operating expenses increased as a percentage of revenue to 27.9% in the three months ended June 28, 1999 from 26.4% in the comparable period in 1998 and to 27.5% for the six months ended June 28, 1999 from 26.5% for the comparable period in 1998. These increased costs as a percentage of revenue are due primarily to a one-time charge for workers' compensation expenses and to additional marketing and promotional costs.

General and administrative expenses increased as a percentage of revenue to 4.1% for the three months ended June 28, 1999 as compared with 3.8% for the same period in 1998. This increase is due primarily to costs incurred in training the Company's restaurant management staff on new software and hardware installed to insure that the restaurant computer systems are Year 2000 compliant. General and administrative expenses decreased as a percentage of revenue to 4.0% for the six months ended June 28, 1999 as compared with 4.3% for the same period in 1998. This decrease is due primarily to the relatively fixed nature of these expenses when compared with the increases in revenue.

During the first quarter of 1999, the Company adopted Statement of Position 98-5 ("SOP-98-5"), as promulgated by the American Institute of Certified Public Accountants, which requires that the Company expense preopening expenses as they are incurred. Prior to 1999, such expenses were capitalized and amortized over a period of one year. Pursuant to 98-5, preopening expenses of $403,000 (1.1% of revenue) were charged to operations during the quarter ended June 28, 1998, as compared with amortization of preopening expenses of $102,000 (0.3% of revenue) for the same period in 1998. For the six months ended June 28, 1999, preopening expenses of $1,042,000 (1.6% of revenue) were charged to operations, as compared with amortization of preopening expenses of $224,000 (0.4% of revenue) for the same period in 1998.

New manager training expenses are those costs incurred in training newly hired or promoted managers, as well as those costs incurred to relocate those managers to permanent management positions. Due to the Company's aggressive growth, these expenses increased to $347,000 (1.0% of revenue) for the three months ended June 28, 1999, as compared with $166,000 (0.6% of revenue) for the same period in 1998. For the six months ended June 28, 1999, these expenses increased to $674,000 (1.0% of revenue) from $333,000 (0.6% of revenue) for the same period in 1998.

Interest expense was $683,000 for the three months ended June 28, 1999 compared with $649,000 in the same period of 1998 and $1,254,000 for the six months ended June 28, 1999 as compared with $1,226,000 for the same period in 1998. These increases are due to debt incurred in the development of new restaurants and to the acquisition of six new restaurants in May 1998.

No income tax provision was recorded in 1999 or 1998 due to the availability of net loss carryforwards. At December 28, 1998, the Company had approximately $12,100,000 of net operating and capital loss carryforwards to be used to offset future income for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceed its current assets due in part to cash expended on the Company's development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days. At June 28, 1999, the Company had a cash balance of $5,329,000 and monthly cash receipts have been sufficient to pay all obligations as they become due.

The Company plans to develop approximately seven additional restaurants by the end of 1999 funded partially from corporate funds and partially from debt and sale/leasebacks.

The Company has outstanding debt and sale/leaseback financing commitments totaling $34,251,000 which will be utilized to help fund development activity through 1999.

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

The Company leases its restaurants with terms ranging from 10 to 20 years. Minimum payments on the Company's existing lease obligations are approximately $6,000,000 per year through 2002.

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

In 1998, the Company began identifying those most critical areas that might be deficient and established a time line to complete the necessary analysis and remediation plans. The Company has begun correcting the deficiencies identified in all affected areas and anticipates completion of the remediation plans by September 30, 1999. The estimated cost of the analysis and remediation plans related to the Year 2000 issues is approximately $450,000.

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

The Company has determined that the worst case scenario related to the Year 2000 issue would be a complete failure of the Company's systems and those of the Company's critical suppliers of products and services. The failure of the Company's information systems, imbedded systems, or business processes or the systems of third parties to timely achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition and operating results.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held June 11, 1999. The matters voted on at the meeting were as follows:

     (a)  The election of directors,
     (b)  The approval the Company's 1999 Incentive Stock Plan, and
     (c) The appointment of Arthur Andersen LLP as independent auditors for the Company.

Messrs. Antioco, Brown, Shrader, Metz and Sherman and Ms. Evans were elected to the Board of Directors, the Company's 1999 Incentive Stock Plan was approved, and the appointment of Arthur Andersen LLP as independent auditors was approved by the stockholders as follows:

Election of Directors                                 For         Votes Withheld
---------------------                              ---------      --------------
John F. Antioco                                    8,107,483         439,948
Bart A. Brown, Jr.                                 8,107,783         439,648
William G. Shrader                                 8,106,408         441,023
Jane Evans                                         8,102,908         444,523
John C. Metz                                       8,107,408         440,023
Steven A. Sherman                                  8,097,336         450,095

Approve the Company's Incentive Stock Plan

     For              Against               Abstain           Not Voted
     ---              -------               -------           ---------
  3,766,401           733,242                72,605           3,975,183

Ratify Appointment of Arthur Andersen LLP

               For               Against             Abstain
               ---               -------             -------
            8,527,555             13,743              6,133

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - 27.1 Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the three months ended June 28, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Main Street and Main Incorporated


Dated: August 5, 1999                   /s/ Bart A. Brown Jr.
                                        ----------------------------------------
                                        Bart A. Brown Jr., President and
                                        Chief Executive Officer



Dated: August 5, 1999                   /s/ James Yeager
                                        ----------------------------------------
                                        James Yeager, Vice President-
                                        Finance and Secretary