Form 10-Q
period 1999-09-27
MAIN STREET & MAIN INC
filed 1999-11-12
CIK 847466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly Period Ended September 27, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock, $.001 par value, of registrant outstanding at November 8, 1999: 10,025,116

                        MAIN STREET AND MAIN INCORPORATED

                                      INDEX



PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements - Main Street and Main Incorporated

          Consolidated Balance Sheets - September 27, 1999 and
          December 28, 1998                                                    3

          Consolidated Statements of Operations - Three Months
          and Nine Months Ended September 27, 1999 and September 28, 1998      4

          Consolidated Statements of Cash Flows - Nine Months
          Ended September 27, 1999 and September 28, 1998                      5

          Notes to Consolidated Financial Statements -
          September 27, 1999                                                   6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                              7

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      12

SIGNATURES                                                                    12

                        MAIN STREET AND MAIN INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                     September 27,  December 28,
                                                         1999          1998
                                                       --------      --------
                                                      (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                            $    362      $  7,294
  Accounts receivable, net                                3,459         2,096
  Inventories                                             1,167           840
  Prepaid expenses                                          700           593
                                                       --------      --------
        Total current assets                              5,688        10,823

Property and equipment, net                              48,713        39,195
Other assets, net                                         2,155         2,337
Franchise costs, net                                     17,873        17,900
                                                       --------      --------
                                                       $ 74,429      $ 70,255
                                                       ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                    $  1,365      $  1,365
  Accounts payable                                        3,404         4,183
  Other accrued liabilities                               7,819         8,082
                                                       --------      --------
        Total current liabilities                        12,588        13,630
                                                       --------      --------
Long-term debt, net of current portion                   30,807        28,264
                                                       --------      --------
Other liabilities and deferred credits                    2,185         1,989
                                                       --------      --------
Commitments and contingencies

Stockholders' Equity:
Common stock, $.001 par value, 25,000,000 shares
  authorized; 10,023,011 and 9,976,416 shares
  issued and outstanding in 1999 and 1998,
  respectively                                               10            10
Additional paid-in capital                               44,180        44,149
Accumulated deficit                                     (15,341)      (17,787)
                                                       --------      --------
                                                         28,849        26,372
                                                       --------      --------
                                                       $ 74,429      $ 70,255
                                                       ========      ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                        MAIN STREET AND MAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                  Three Months Ended             Nine Months Ended
                                                ------------------------      ------------------------
                                              September 27,  September 28,  September 27,  September 28,
                                                  1999           1998            1999           1998
                                                ---------      ---------      ---------      ---------
Revenue                                         $  35,291      $  31,020      $ 102,371      $  84,567
                                                ---------      ---------      ---------      ---------
Restaurant Operating Expenses:
  Cost of sales                                     9,911          9,022         28,955         24,309
  Payroll and benefits                             10,599          8,963         30,502         25,028
  Depreciation and amortization                     1,073          1,203          3,184          2,864
  Other operating expenses                          9,732          8,456         28,149         22,663
                                                ---------      ---------      ---------      ---------
    Total restaurant operating expenses            31,315         27,644         90,790         74,864
                                                ---------      ---------      ---------      ---------
Income from restaurant operations                   3,976          3,376         11,581          9,703

Other Operating (Income) Expenses:
  Amortization of intangible assets                   239            286            751            702
  General and administrative expenses               1,567          1,305          4,297          3,594
  Preopening expenses                                 500            192          1,542            416
  New manager training expenses                       497            177          1,171            510
  Management fee income                              (215)          (343)          (701)          (785)
                                                ---------      ---------      ---------      ---------
Operating income                                    1,388          1,759          4,521          5,266

Interest expense, net                                 653            537          1,907          1,763
                                                ---------      ---------      ---------      ---------
Net income before taxes                               735          1,222          2,614          3,503

Income tax expense                                     --             --             --             --
                                                ---------      ---------      ---------      ---------
Net income before cumulative effect of
  change in accounting principle                      735          1,222          2,614          3,503

Cumulative effect of change in
  accounting principle                                 --             --            168             --
                                                ---------      ---------      ---------      ---------
Net income                                      $     735      $   1,222      $   2,446      $   3,503
                                                =========      =========      =========      =========
Diluted Earnings Per Share:
Net income before cumulative effect
  of change in accounting principle             $    0.07      $    0.11      $    0.25      $    0.33
Cumulative effect of change in
  accounting principle                                 --             --          (0.02)            --
                                                ---------      ---------      ---------      ---------
      Net income                                $    0.07      $    0.11      $    0.23      $    0.33
                                                =========      =========      =========      =========
Weighted average shares outstanding-diluted        10,591         10,747         10,493         10,619
                                                =========      =========      =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MAIN STREET AND MAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                        Nine Months Ended
                                                      -----------------------
                                                    September 27,  September 28,
                                                        1999           1998
                                                      --------       --------
Cash Flows From Operating Activities:
  Net Income                                          $  2,446       $  3,503
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                      3,935          3,867
      Changes in assets and liabilities:
        Accounts receivable, net                        (1,363)            40
        Inventories                                       (327)           (85)
        Prepaid expenses                                  (107)          (326)
        Other assets, net                                   (3)          (870)
        Accounts payable                                  (779)          (354)
        Other accrued liabilities                          (68)         1,512
                                                      --------       --------
          Net Cash Flows - Operating Activities          3,734          7,287
                                                      --------       --------
Cash Flows From Investing Activities:
  Net additions to property and equipment              (18,740)       (12,563)
  Cash received from sale-leaseback transactions         6,038          2,920
  Cash received from note receivable                        --            757
  Cash paid to acquire franchise rights                    (38)        (3,173)
  Cash paid to acquire additional interest
    in subsidiary                                         (500)            --
  Cash received from sale of assets                         --          2,062
                                                      --------       --------
          Net Cash Flows - Investing Activities        (13,240)        (9,997)
                                                      --------       --------
Cash Flows From Financing Activities:
  Proceeds from sale of common stock                        31              4
  Long-term debt borrowings                              3,700          5,620
  Principal payments on long-term debt                  (1,157)        (1,193)
                                                      --------       --------
          Net Cash Flows - Financing Activities          2,574          4,431
                                                      --------       --------
Net change in cash and cash equivalents                 (6,932)         1,721

Cash and cash equivalents, beginning                     7,294          8,424
                                                      --------       --------
Cash and cash equivalents, end                        $    362       $ 10,145
                                                      ========       ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest            $  2,218       $  1,968
                                                      ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MAIN STREET AND MAIN INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1999
                                   (Unaudited)

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

3. The results of operations for the three months and nine months ended September 27, 1999 are not necessarily indicative of the results to be expected for a full year.

4. In May 1998, the Company acquired six T.G.I. Friday's restaurants in northern California for approximately $6,800,000, funded in part by the assumption of existing long-term debt and the addition of new long-term debt for a total increase in debt of $5,737,000.

5. On the first day of its 1999 fiscal year, December 29, 1998, the company adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". Pursuant to this accounting requirement, the costs of start-up activities are expensed as incurred. The adoption of SOP 98-5 resulted in deferred preopening costs on the Company's consolidated balance sheet at December 28, 1998 of $168,000, or $0.02 per share, being charged to operations as the cumulative effect of a change in accounting principle during the quarter ended March 29, 1999. Additionally, pursuant to the SOP 98-5, preopening costs of $1,542,000, or $0.15 per share, were charged to operations during the nine months ended September 27, 1999.

6. During the nine months ended September 27, 1999, the Company charged approximately $497,000 in legal costs and severance payments against the reserve for projected losses. The reserve balance in other accrued liabilities at September 27, 1999 was approximately $870,000 for severance, legal and condemnation costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to total revenue:

                                             Three Months Ended            Nine Months Ended
                                            --------------------          --------------------
                                        September 27,  September 28,  September 27,  September 28,
                                            1999           1998           1999           1998
                                            -----          -----          -----          -----
Revenue                                     100.0%         100.0%         100.0%         100.0%

Restaurant Operating Expenses:
  Cost of sales                              28.1           29.1           28.3           28.7
  Payroll and benefits                       30.0           28.9           29.8           29.6
  Depreciation and amortization               3.0            3.8            3.1            3.4
  Other operating expenses                   27.6           27.3           27.5           26.8
                                            -----          -----          -----          -----
    Total restaurant operating expenses      88.7           89.1           88.7           88.5
                                            -----          -----          -----          -----
Income from restaurant operations            11.3           10.9           11.3           11.5

Other Operating (Income) Expenses:
  Amortization of intangible assets           0.8            0.9            0.7            0.8
  General and administrative expenses         4.4            4.2            4.2            4.2
  Preopening expenses                         1.4            0.6            1.5            0.5
  New manager training expenses               1.4            0.6            1.1            0.6
  Management fee income                      (0.6)          (1.0)          (0.6)          (0.8)
                                            -----          -----          -----          -----
Operating income                              3.9            5.6            4.4            6.2

  Interest expense, net                       1.8            1.7            1.8            2.1
                                            -----          -----          -----          -----
Net income before taxes                       2.1%           3.9%           2.6%           4.1%
                                            =====          =====          =====          =====

Revenue for the three months ended September 27, 1999 increased by 14% to $35,291,000 compared with $31,020,000 for the comparable period in 1998. Revenue for the nine months ended September 27, 1999 increased 21% to $102,371,000 compared with $84,567,000 for the same period of the prior year. Revenue increased as a result of the acquisition of six restaurants in May 1998 and the development of seven new restaurants in 1999. Additionally, same-store sales for the quarter were up 2.4% as compared with an increase of 4.3% for the comparable period in 1998. Year-to-date same-store sales were up 5.0% as compared with an increase in same-store sales of 4.2% for the same period of the prior year.

Cost of sales as a percentage of revenue for the three months ended September 27, 1999 were reduced to 28.1% for the three months ended September 27, 1999 as compared with the same period in 1998. Cost of sales decreased as a percentage of revenue to 28.3% for the nine months ended September 27, 1999 from 28.7% in the comparable period in 1998. These reductions were due to management's on-going efforts to reduce food costs by implementing more efficient and cost effective practices in food preparation, as well as reducing costs through more efficient purchasing of food items.

Labor costs as a percentage of revenue were 30.0% for the three months ended September 27, 1999 as compared with 28.9% for the same period in 1998. Labor costs as a percentage of revenue for the nine months ended September 27, 1999 were 29.8% as compared with 29.6% for the comparable nine months of 1998. These increases are primarily due to increased staffing needs during the initial months of operation for newly opened restaurants. Once a restaurant has reached operating maturity, labor costs as a percentage of revenue will be normalized.

Other operating expenses increased as a percentage of revenue to 27.6% in the three months ended September 27, 1999 from 27.3% in the comparable period in 1998 and to 27.5% for the nine months ended September 27, 1999 from 26.8% for the comparable period in 1998. These increased costs as a percentage of revenue are due primarily to additional marketing and promotional costs.

General and administrative expenses increased as a percentage of revenue to 4.4% for the three months ended September 27, 1999 as compared with 4.2% for the same period in 1998. This increase is due primarily to costs incurred in training the Company's restaurant management staff on new software and hardware installed to insure that the restaurant computer systems are Year 2000 compliant, as well as additional recruiting costs associated with the hiring of managers for the Company's restaurants to be opened in 1999. General and administrative expenses for the nine months ended September 27, 1999 remained constant as a percentage of revenue as compared with the same period in 1998.

During the first quarter of 1999, the Company adopted Statement of Position 98-5 ("SOP-98-5"), as promulgated by the American Institute of Certified Public Accountants, which requires that the Company expense preopening expenses as they are incurred. Prior to 1999, such expenses were capitalized and amortized over a period of one year. Pursuant to 98-5, preopening expenses of $500,000 (1.4% of revenue) were charged to operations during the quarter ended September 27, 1998, as compared with amortization of preopening expenses of $192,000 (0.6% of revenue) for the same period in 1998. For the nine months ended September 27, 1999, preopening expenses of $1,542,000 (1.5% of revenue) were charged to operations, as compared with amortization of preopening expenses of $416,000 (0.5% of revenue) for the same period in 1998.

New manager training expenses are those costs incurred in training newly hired or promoted managers, as well as those costs incurred to relocate those managers to permanent management positions. Due to the Company's aggressive growth, these expenses increased to $497,000 (1.4% of revenue) for the three months ended
September 27, 1999, as compared with $177,000 (0.6% of revenue) for the same period in 1998. For the nine months ended September 27, 1999, these expenses increased to $1,171,000 (1.1% of revenue) from $510,000 (0.6% of revenue) for the same period in 1998.

Interest expense was $653,000 for the three months ended September 27, 1999 compared with $537,000 in the same period of 1998 and $1,907,000 for the nine months ended September 27, 1999 as compared with $1,763,000 for the same period in 1998. These increases are due to debt incurred in the development of new restaurants and to the acquisition of six new restaurants in May 1998.

No income tax provision was recorded in 1999 or 1998 due to the availability of net loss carryforwards. At December 28, 1998, the Company had approximately $12,100,000 of net operating and capital loss carryforwards to be used to offset future income for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceed its current assets due in part to cash expended on the Company's development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days. At September 27, 1999, the Company had a cash balance of $362,000 and monthly cash receipts have been sufficient to pay all obligations as they become due.

The Company has outstanding debt and sale/leaseback financing commitments totaling $36,500,000 which will be utilized to help fund development activity and working capital requirements through 2000.

The Company plans to develop approximately six additional restaurants by the end of 1999 funded partially from corporate funds and partially from debt and sale/leasebacks.

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

In 1998, the Company began identifying those most critical areas that might be deficient and established a time line to complete the necessary analysis and remediation plans. The Company has substantially completed the remediation plans. Contingency plans are being implemented by the Company and will be in place by the end of 1999 should any problems arise on January 1, 2000. The estimated cost of the analysis and remediation plans related to the Year 2000 issues is approximately $450,000.

As part of this process, the Company has assessed the role of critical suppliers of products and services to determine the extent that the Company might be vulnerable in the event that these suppliers have failures due to the Year 2000 issue. A questionnaire has been provided to, and research is being conducted on, critical suppliers to determine their state of Year 2000 readiness.

Where critical suppliers or processes might not be compliant, or compliance is uncertain, the Company is establishing contingency plans in the event that such suppliers or processes fail to perform after December 31, 1999. Such contingency plans might consist of converting to manual systems or changing to alternative processes or suppliers that will function properly after December 31, 1999. The Company anticipates that it will complete these contingency plans by November 30, 1999. The Company is unable to reasonably estimate the effect, if any, on its consolidated financial position, results of operations or cash flows from the failure of its significant vendors to be Year 2000 ready.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - 27.1 Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the three months ended September 27, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Main Street and Main Incorporated


Dated: November 8, 1999                 /s/ Bart A. Brown Jr.
                                        ----------------------------------------
                                        Bart A. Brown Jr., President and
                                        Chief Executive Officer


Dated: November 8, 1999                 /s/ James Yeager
                                        ----------------------------------------
                                        James Yeager, Vice President-Finance and
                                        Secretary