Form 10-K
period 1999-12-27
MAIN STREET & MAIN INC
filed 2000-03-28
CIK 847466

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 27, 1999      Commission File Number: 0-18668


                        MAIN STREET AND MAIN INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                         11-2948370
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)


        5050 NORTH 40TH STREET
      SUITE 200, PHOENIX, ARIZONA                                   85018
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

                                 (602) 852-9000
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 20, 2000, there were outstanding 10,029,426 shares of the registrant's common stock, $.001 par value. The aggregate market value of common stock held by nonaffiliates of the registrant (7,035,302 shares) based on the closing sale price of the common stock as reported on the Nasdaq National Market on March 20, 2000, was $21,985,318. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

Documents  incorporated  by  reference:   Portions  of  the  Registrant's  Proxy
Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III.

                        MAIN STREET AND MAIN INCORPORATED

                           ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 27, 1999

                                TABLE OF CONTENTS

PART I                                                                      PAGE
  ITEM 1.  BUSINESS.........................................................   1
  ITEM 2.  PROPERTIES.......................................................  18
  ITEM 3.  LEGAL PROCEEDINGS................................................  18
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  18

PART II
  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS............................................  19
  ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.............................  20
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS......................................  21
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......  25
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  25
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE............................  25

PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  25
  ITEM 11. EXECUTIVE COMPENSATION...........................................  25
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.....................................................  25
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  25

PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K....................................................  26

SIGNATURES..................................................................  29

                                   ----------

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING OUR "EXPECTATIONS," "ANTICIPATION," "INTENTIONS," "BELIEFS," OR "STRATEGIES" REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS ALSO INCLUDE STATEMENTS REGARDING REVENUE, MARGINS, EXPENSES, AND EARNINGS ANALYSIS FOR FISCAL 2000 AND THEREAFTER; FUTURE RESTAURANT OPERATIONS AND NEW RESTAURANT ACQUISITIONS OR DEVELOPMENT; THE RESTAURANT INDUSTRY IN GENERAL; AND LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE FILING DATE OF THIS REPORT, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS IN THIS REPORT. A VARIETY OF FACTORS COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, INCLUDING THE FACTORS DISCUSSED IN ITEM 1, "BUSINESS - SPECIAL CONSIDERATIONS."

                                     PART I

ITEM 1. BUSINESS

     We are the world's largest franchisee of T.G.I. Friday's restaurants, currently owning 51 and managing six T.G.I. Friday's restaurants. We also own six Redfish Seafood Grill and Bar restaurants. T.G.I. Friday's restaurants are full-service, casual dining establishments featuring a wide selection of freshly prepared, popular foods and beverages served by well-trained, friendly employees in relaxed settings. Redfish Seafood Grill and Bar restaurants are full-service, casual dining restaurants that feature a broad selection of New Orleans style fresh seafood, Creole and Cajun cuisine, and traditional southern dishes, as well as a "VooDoo" style lounge, all under one roof.

     We own the exclusive rights to develop additional T.G.I. Friday's restaurants in several territories in the western United States. We plan to develop additional T.G.I. Friday's restaurants in our existing development territories, in which we are required to open 37 additional restaurants by December 31, 2003. Our strategy is to

     * capitalize on the brand-name recognition and goodwill associated with T.G.I. Friday's restaurants;

     *    expand our restaurant operations through

          - the development of additional T.G.I. Friday's restaurants in our existing development territories,

          -    the development of additional Redfish restaurants, and

          - the acquisition or development of restaurants operating under other restaurant concepts; and

     * increase our profitability by continuing to enhance the dining experience of our guests and improving operating efficiency.

     We were incorporated in December 1988. We maintain our principal executive offices at 5050 North 40th Street, Suite 200, Phoenix, Arizona 85018, and our telephone number is (602) 852-9000. Our Web site, which is not a part of this Report, is located at www.mainandmain.com. All references to our business operations in this Report include the operations of Main Street and Main Incorporated and our subsidiaries and operating divisions.

                                  OUR BUSINESS

OUR T.G.I. FRIDAY'S RESTAURANTS

THE T.G.I. FRIDAY'S CONCEPT

     The T.G.I. Friday's concept is franchised by Carlson Restaurants Worldwide, Inc. (formerly TGI Friday's Inc.), a wholly owned subsidiary of Carlson Companies Inc., which is a diversified company with business interests in the restaurant and hospitality industries. The first T.G.I. Friday's restaurant was opened in 1965 in New York City. Carlson Restaurants Worldwide, Inc. and its predecessors, or Carlson Worldwide, has conducted a business since 1972 that is substantially similar to the business currently conducted by its franchisees. As of December 27, 1999, Carlson Worldwide had 196 franchisor-operated and 379 franchised T.G.I. Friday's restaurants operating worldwide. Carlson Worldwide currently owns approximately 2.6% of our outstanding common stock. Holders of our common stock do not have any financial interest in Carlson Worldwide, and Carlson Worldwide has no responsibility for the contents of this Report.

     T.G.I. Friday's restaurants are full-service, casual dining establishments featuring a wide selection of high-quality, freshly prepared popular foods and beverages, including a number of innovative and distinctive menu items. The restaurants feature quick, efficient, and friendly table service designed to minimize customer waiting time and facilitate table turnover. Service personnel dress in traditional style red-and-white striped knit shirts and casual slacks and are encouraged to individualize their outfits with decorative pins and headwear, which enhance the T.G.I. Friday's theme and entertaining dining atmosphere. Our restaurants generally are open seven days a week between the hours of approximately 11:00 a.m. and 1:00 a.m. We believe that the design and operational consistency of all T.G.I. Friday's restaurants enable us to benefit significantly from the name recognition and goodwill associated with T.G.I. Friday's restaurants.

MENU

     We attempt to capitalize on the innovative and distinctive menu items that have been an important attribute of T.G.I. Friday's restaurants. The menu consists of more than 100 food items, including

     *    appetizers,  such  as  mushrooms,  jalapeno  poppers,  buffalo  wings,
          stuffed  potato  skins,  quesadillas,   fried  onion  rings,  and  pot
          stickers;

     *    a  variety   of  soups,   salads,   sandwiches,   wrappers,   burgers,
          pizzadillas, and pasta;

     *    southwestern, oriental, and American specialty items;

     *    beef, seafood, and chicken entrees;

     *    a kids' menu; and

     *    desserts.

Beverages include a full bar featuring wines, beers, classic and specialty cocktails, after dinner drinks, soft drinks, milk, milk shakes, malts, hot chocolate, coffee, tea, frozen fruit drinks known as Friday's Smoothies(TM), and sparkling fruit juice combinations known as Friday's Flings(R).

     Menu prices range from $6 to $17 for beef, chicken, and seafood entrees; $6 to $10 for pizzadillas, pasta, wrappers, and oriental and southwestern specialty items; $4 to $9 for salads, sandwiches, and burgers; and $3 to $10 for appetizers and soups. Each restaurant offers a separate children's menu with food entrees ranging from $2 to $3. Alcoholic beverage sales currently account for approximately 24.4% of total revenue.

RESTAURANT LAYOUT

     Each of our T.G.I. Friday's restaurants is similar in terms of exterior and interior design. Each restaurant features a distinctive decor accented by red-and-white striped awnings, brass railings, stained glass, and eclectic memorabilia. Each restaurant has interior dining areas and bar seating.

     Most of our T.G.I. Friday's restaurants are located in free-standing buildings. These restaurants normally contain between 5,500 and 9,000 square feet of space and average approximately 7,500 square feet. Most of our recently developed restaurants, however, contain 5,800 to 6,500 square feet of space. Our T.G.I. Friday's restaurants contain an average of 60 dining tables, seating an average of 210 guests, and a bar area seating an average of approximately 30 additional guests.

UNIT ECONOMICS

     We estimate that our total cost of opening a new T.G.I. Friday's restaurant currently ranges from $2,000,000 to $2,200,000, exclusive of annual operating expenses and assuming that we obtain the underlying real estate under a lease arrangement. These costs include approximately (a) $1,250,000 to $1,450,000 for building, improvements, and permits, including liquor licenses, (b) $550,000 for furniture, fixtures, and equipment, (c) $150,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies, and (d) $50,000 for the initial franchise fee. Actual costs, however, may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and employment markets. Our T.G.I. Friday's restaurants open during all of fiscal 1999 generated an average of approximately $3,119,000 in annual revenue.

OUR REDFISH SEAFOOD GRILL AND BAR RESTAURANTS

THE REDFISH CONCEPT

     Redfish Seafood Grill and Bar restaurants are full-service, casual dining restaurants that feature a broad selection of New Orleans style fresh seafood, Creole and Cajun cuisine, and traditional southern dishes, as well as a "VooDoo" style lounge, all under one roof. The restaurants offer unique, freshly prepared food that is served quickly and efficiently in a fun-filled New Orleans atmosphere. Each Redfish restaurant's VooDoo lounge features a unique atmosphere decorated with an eclectic collection of authentic New Orleans artifacts, signs, and antiques.

Local bands and, occasionally, national touring acts present live rhythm and blues music on weekends. Redfish restaurants are open for lunch and dinner seven days a week from 11 a.m. until 2 a.m.

MENU

     We have developed a menu of more than 75 items for our Redfish restaurants. Signature dishes include blackened redfish, Bourbon Street jambalaya, hickory-smoked prime rib, asiago encrusted salmon, southern fried catfish, crawfish etoufee, and marinated & grilled pork chops. The menu also features a selection of appetizers, including Looziana egg rolls, dungeness crabcakes, "Alligator Bites," buffalo crawfish tails, and crab & artichoke dip. Our Redfish menu also features a variety of delicious pastas, fresh seasonal salads, sandwiches, and tempting desserts, such as bananas foster, chocolate bread pudding, and our signature key lime pie. The spacious Voodoo lounge offers a wide selection of the finest beers on tap, a full wine list, and an extensive specialty drink list.

RESTAURANT LAYOUT

     We developed the Redfish restaurant layout to provide a refined southern roadhouse atmosphere. Each of our Redfish restaurants is decorated with nostalgic momentos of the South, together with decorative elements that are derived from the individual restaurant's locales. The decor generally creates a tribute to the legends of American music who created the blues, as well as to the regions that developed the classic Creole, Cajun, and American cuisine served in our Redfish restaurants.

     Most of our Redfish restaurants are located in high-traffic urban office environments. These restaurants contain between 6,000 and 12,000 square feet of space and average approximately 8,500 square feet. Our Redfish restaurants contain an average of 60 dining tables, seating an average of 250 guests, and a bar area seating an average of approximately 25 additional guests. We have developed a prototype for use in developing Redfish restaurants in the future. We currently are constructing our first restaurant using this prototype in Scottsdale, Arizona. This restaurant is scheduled to open during 2000. We plan to use this prototype whenever possible in order to standardize the construction process and to reduce costs.

UNIT ECONOMICS

     We estimate that our total cost of opening a new Redfish restaurant currently ranges from $1,800,000 to $2,200,000, exclusive of annual operating expenses and assuming that we obtain the underlying real estate under a lease arrangement. These costs include approximately (a) $930,000 to $1,330,000 for building, improvements, and permits, including liquor licenses, (b) $700,000 for furniture, fixtures, and equipment, (c) $170,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies. Actual costs, however, may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and employment markets. Our Redfish restaurants open during all of fiscal 1999 generated an average of approximately $2,000,000 in annual revenue.

SITE SELECTION

     When evaluating whether and where to seek expansion of our restaurant operations, we analyze a restaurant's profit potential. We consider the location of a restaurant to be one of the most critical elements of the restaurant's long-term success. Accordingly, we expend significant time and effort in investigating and evaluating potential restaurant sites. In conducting the site selection process, we obtain and examine detailed demographic information (such as population characteristics, density, and household income levels), evaluate site characteristics (such as visibility, accessibility, and traffic volume), consider the proposed restaurant's proximity to demand generators (such as shopping malls, lodging, and office complexes), and analyze potential competition. Our senior corporate management evaluates and approves each restaurant site prior to acquisition after extensive consultation with all levels of our operations group. Carlson Worldwide provides site selection guidelines and criteria as well as site selection counseling and assistance for our T.G.I. Friday's restaurant sites. We also must obtain Carlson Worldwide's consent before we enter into definitive agreements for a T.G.I. Friday's restaurant site.

CURRENT RESTAURANTS

     The following table sets forth information relating to each restaurant we own or manage as of March 20, 2000.

                                                                                      Owned or
                                                                             In       Managed by
                                                       Square   Seating   Operation  Our Company
Location                                               Footage  Capacity    Since       Since
--------                                               -------  --------    -----       -----
ACQUIRED T.G.I. FRIDAY'S RESTAURANTS (OWNED)
  Phoenix, Arizona..................................    9,396      298       1985        1990
  Mesa, Arizona.....................................    9,396      298       1985        1990
  Tucson, Arizona...................................    7,798      290       1982        1990
  Las Vegas, Nevada.................................    9,194      298       1982        1990
  Kansas City, Missouri.............................    8,500      270       1983        1993
  Overland Park, Kansas.............................    6,000      220       1992        1993
  San Diego, California.............................    8,002      234       1979        1993
  Costa Mesa, California............................    8,345      232       1980        1993
  Woodland Hills, California........................    8,358      283       1980        1993
  Valencia, California..............................    6,500      232       1993        1993
  Torrance, California..............................    8,923      237       1982        1993
  La Jolla, California..............................    9,396      225       1984        1993
  Palm Desert, California...........................    9,194      235       1983        1993
  West Covina, California...........................    9,396      232       1984        1993
  North Orange, California..........................    9,194      213       1983        1993
  Ontario, California...............................    5,700      190       1993        1993
  Laguna Niguel, California.........................    6,730      205       1990        1993
  San Bernardino, California........................    9,396      236       1986        1993
  Brea, California..................................    6,500      195       1991        1993
  Riverside, California.............................    6,500      172       1991        1993
  Pleasanton, California............................    8,000      255       1995        1998
  Salinas, California...............................    6,500      240       1994        1998
  Oakland, California...............................    5,966      230       1994        1998
  Sacramento, California............................    6,200      230       1979        1998
  Citrus Heights, California........................    8,500      270       1982        1998
  Fresno, California................................    5,950      230       1978        1998

DEVELOPED T.G.I. FRIDAY'S RESTAURANTS (OWNED)
  Scottsdale, Arizona...............................    8,507      281       1991        1991
  Glendale, Arizona.................................    5,200      230       1993        1993
  Albuquerque, New Mexico...........................    5,975      270       1993        1993
  Reno, Nevada......................................    6,500      263       1994        1994
  Oxnard, California................................    6,500      252       1994        1994
  Carmel Mountain, California.......................    6,500      252       1995        1995
  Rancho Santa Margarita, California................    6,548      252       1995        1995
  Cerritos, California..............................    6,250      223       1996        1996
  Las Vegas, Nevada.................................    6,700      251       1997        1997
  E1 Paso, Texas #2.................................    5,491      206       1998        1998
  Superstition Springs (Mesa), Arizona..............    6,250      240       1998        1998
  Puente Hills, California..........................    5,800      272       1999        1999
  San Diego, California.............................    6,800      277       1999        1999
  Independence, Missouri............................    5,800      240       1999        1999
  Rancho San Diego, California......................    5,800      240       1999        1999
  Yorba Linda, California...........................    5,800      240       1999        1999

                                                  (Table continued on next page)

                                                                                      Owned or
                                                                             In       Managed by
                                                       Square   Seating   Operation  Our Company
Location                                               Footage  Capacity    Since       Since
--------                                               -------  --------    -----       -----
  Simi Valley, California...........................    5,800      240       1999        1999
  Tucson, Arizona...................................    5,800      240       1999        1999
  Henderson, Nevada.................................    5,800      240       1999        1999
  Carlsbad, California..............................    8,146      302       1999        1999
  Temecula, California..............................    6,400      278       1999        1999
  Chandler, Arizona.................................    5,800      240       1999        1999
  Goodyear, Arizona.................................    5,800      240       2000        2000
  Shawnee, Kansas...................................    5,800      240       2000        2000
  Thousand Oaks, California.........................    5,800      240       2000        2000

MANAGED T.G.I. FRIDAY'S RESTAURANTS
  San Bruno, California.............................    8,345      200       1980        1993
  San Francisco, California.........................    4,748      161       1989        1993
  San Jose, California..............................    8,002      228       1977        1993
  San Mateo, California.............................    9,396      252       1984        1993
  San Ramon, California.............................    6,000      182       1990        1993
  El Paso, Texas #1.................................    4,800      198       1997        1997

REDFISH RESTAURANTS
  Chicago, Illinois.................................    6,200      214       1996        1997
  Wheaton, Illinois.................................    7,133      210       1997        1997
  Denver, Colorado..................................    7,925      321       1997        1997
  Cincinnati, Ohio..................................    7,133      239       1997        1997
  San Diego, California.............................   11,994      347       1999        1999
  Cleveland, Ohio...................................   10,964      328       1999        1999

     The  average  size  of  our  acquired   T.G.I.   Friday's   restaurants  is
approximately 8,000 square feet, and the average size of our developed T.G.I. Friday's restaurants is approximately 6,100 square feet.

RESTAURANT OPERATIONS

THE T.G.I. FRIDAY'S SYSTEM

     T.G.I. Friday's restaurants are developed and operated pursuant to a specified system. Carlson Worldwide maintains detailed standards, specifications, procedures, and operating policies to facilitate the success and consistency of all T.G.I. Friday's restaurants. To ensure that the highest degree of quality and service is maintained, each franchisee of Carlson Worldwide, including our company, must operate each T.G.I. Friday's restaurant in strict conformity with these methods, standards, and specifications. The T.G.I. Friday's system includes

     * distinctive exterior and interior design, decor, color scheme, and furnishings;

     *    uniform specifications and procedures for operations;

     *    standardized menus featuring special recipes and menu items;

     *    procedures for inventory and management control;

     *    formal training and assistance programs;

     *    advertising and promotional programs;

     * requirements for quality and uniformity of products and services offered;

     * requirements that franchisees purchase or lease from approved suppliers equipment, fixtures, furnishings, signs, inventory, recorded music, ingredients, and other products and materials that conform with the standards and specifications of Carlson Worldwide; and

     * standards for the maintenance, improvement, and modernization of restaurants, equipment, furnishings, and decor.

     Carlson Worldwide has committed to its franchisees to continue to improve and further develop the T.G.I. Friday's system and to provide such new information and techniques to the franchisees by means of confidential franchise operating manuals. The T.G.I. Friday's system is identified by means of certain trade names, service marks, trademarks, logos, and emblems, including the marks T.G.I. Friday's(R) and Friday's(R). We believe the support as well as the standards, specifications, and operating procedures of Carlson Worldwide are important elements to our restaurant operations. Our policy is to execute these specifications, procedures, and policies to the highest level of the standards of Carlson Worldwide.

     Once a restaurant is integrated into our operations, we provide a variety of corporate services to assure the proper execution of the T.G.I. Friday's system and the operational success of the restaurant. Our executive management

     *    continually monitors restaurant operations;

     *    maintains management controls;

     * inspects individual restaurants to assure the quality of products and services and the maintenance of facilities;

     *    develops  employee  programs  for  efficient   staffing,   motivation,
          compensation, and career advancement;

     *    institutes procedures to enhance efficiency and reduce costs; and

     *    provides centralized support systems.

     We also maintain quality assurance procedures designed to assure compliance with the high quality of products and services mandated by our company and Carlson Worldwide. We respond to and investigate inquiries and complaints, initiate on-site resolution of deficiencies, and consult with each restaurant's staff to assure that proper action is taken to correct any deficiency. Our personnel and contracted third-party quality assurance professionals make unannounced visits to restaurants to evaluate the facilities, products, and services. We believe that our quality review program and executive oversight enhance restaurant operations, reduce operating costs, improve customer satisfaction, and facilitate the highest level of compliance with the T.G.I. Friday's system.

RESTAURANT MANAGEMENT

     Our regional and restaurant management personnel are responsible for complying with Carlson Worldwide's and our operational standards. Our seven regional managers are responsible for between five and 11 of our restaurants within their region. These regional managers and one Director of Operations report to our Vice President of Restaurant Operations. The Vice President of Restaurant Operations and one other Director of Operations report to our Executive Vice President of Operations and Chief Operating Officer, who has responsibility for our operations. Restaurant managers are responsible for day-to-day restaurant operations, including customer relations, food preparation and service, cost control, restaurant maintenance, and personnel relations. We typically staff our restaurants with an on-site general manager, two or three assistant managers, a kitchen manager, and approximately 90 hourly employees.

RECRUITMENT AND TRAINING

     We attempt to hire employees who are committed to the standards maintained by our company and Carlson Worldwide. We also believe that our high unit sales volume, the image and atmosphere of the T.G.I. Friday's and Redfish restaurant concepts, and our career advancement and employee benefit programs enable us to attract high quality management and restaurant personnel.

     Our T.G.I. Friday's restaurant personnel participate in continuing training programs maintained by Carlson Worldwide and our company. In addition, we supplement those programs by hiring personnel devoted solely to employee training. Each restaurant general and assistant manager completes a formal training program conducted by our company and Carlson Worldwide. This program provides our T.G.I. Friday's restaurant managers between

10 and 15 weeks of training, depending on the trainee's prior experience and ability. The training covers all aspects of management philosophy and overall restaurant operations, including supervisory skills, operating and performance standards, accounting procedures, and employee selection and training necessary for restaurant operations.

     Our Redfish restaurant managers and personnel participate in extensive training programs consistent with our operating standards. Many of our Redfish restaurant managers are experienced T.G.I. Friday's managers who have accepted positions in our Redfish operations.

     We believe that our incentive, motivation, and training programs enhance employee performance, result in better customer service, and increase restaurant efficiency. We have implemented incentive programs that reward restaurant managers when the restaurant's operating results surpass designated goals and a reward and recognition program for outstanding achievements by employees.

MAINTENANCE AND IMPROVEMENT OF RESTAURANTS

     We maintain our restaurants and all associated fixtures, furnishings, and equipment in conformity with the T.G.I. Friday's System or standards we have developed for our Redfish restaurants. We also make necessary additions, alterations, repairs, and replacements to our restaurants as required by Carlson Worldwide, including periodic repainting or replacement of obsolete signs, furnishings, equipment, and decor. We may be required, subject to certain limitations, to modernize our restaurants to the then-current standards and specifications of Carlson Worldwide.

MANAGEMENT INFORMATION SYSTEMS

     We have devoted considerable resources to develop and implement management information systems that improve the quality and flow of information throughout our company. These systems include systems that complement proprietary systems developed and maintained by Carlson Worldwide as well as systems we have developed for our Redfish restaurants. Inventory control and transaction processing are effected by means of a computerized sales system, which is integrated into data processing systems we utilize for financial and management control, centralized accounting, and management information systems.

     We use five to seven touch-screen computer registers located conveniently throughout each of our restaurants. Servers enter guest orders by touching the appropriate sections of the register's computer screen, which transfers the information electronically to the kitchen and bar for preparation. These registers also are connected to a personal computer in the restaurant office and to our corporate information system via modem. Management receives detailed comparative reports on each restaurant's sales and expense performance daily, weekly, and monthly.

     We believe that our management information systems enable us to increase the speed and accuracy of order taking and pricing, to better assess guest preferences, to efficiently schedule labor to better serve guests, to quickly and accurately monitor food and labor costs, to promptly access financial and operating data, and to improve the accuracy and efficiency of store-level information and reporting.

EQUIPMENT, FOOD PRODUCTS, AND OTHER SUPPLIES

     We lease or purchase all fixtures, furnishings, equipment, signs, recorded music, food products, supplies, inventory, and other products and materials required for the development and operation of our T.G.I. Friday's restaurants from suppliers approved by Carlson Worldwide. In order to be approved as a supplier, a prospective supplier must demonstrate to the reasonable satisfaction of Carlson Worldwide its ability to meet the then-current standards and specifications of Carlson Worldwide for such items, possess adequate quality controls, and have the capacity to provide supplies promptly and reliably. We are not required to purchase supplies from any specified suppliers, but the purchase or lease of any items from an unapproved supplier requires the prior approval of Carlson Worldwide.

     Carlson Worldwide maintains a list of approved suppliers and a set of the T.G.I. Friday's system standards and specifications. Carlson Worldwide receives no commissions on direct sales to its franchisees, but may receive rebates and promotional discounts from manufacturers and suppliers, some of which are passed on proportionately to our company. Carlson Worldwide is an approved supplier of various kitchen equipment and store fixtures, decorative memorabilia, and various paper goods, such as menus and in-store advertising materials and items. However, we are not required to purchase such items from Carlson Worldwide. If we elect to purchase such items from Carlson Worldwide, Carlson Worldwide derives revenue as a result of such purchases.

     Each of our restaurants purchases perishable produce, dairy products, and breads from approved local suppliers. In prior years and until the fourth quarter of fiscal 1999, we purchased most of our key food products, as well as many of our other restaurant supplies, from a single national food distributor. Carlson Worldwide and all of its other franchisees also purchased from this distributor, which is not affiliated with our company or Carlson Worldwide. In November 1999, this distributor announced that it was phasing out its distribution services to the casual dining industry. This decision had an immediate and substantial negative impact on the distributor's deliveries to our restaurants. As the level of service began to deteriorate, we immediately entered into temporary back-up distribution arrangements with alternate suppliers, generally at higher prices than we had previously obtained from our primary supplier. In January 2000, the supplier filed for protection under Chapter 11 of the U. S. Bankruptcy Code.

     In January 2000, we entered into an agreement with a different company to provide primary distribution services to most of our restaurants. We were already purchasing food and other supplies for our Redfish restaurants from this distributor. We anticipate that we will complete the transition to this company as our primary distributor by March 31, 2000. A second distributor will service seven of our restaurants in the midwest and southwest. We anticipate that we will complete the transition to this distributor by April 15, 2000.

     Our restaurants utilize a simple bar code system for daily ordering of their primary food and merchandise items. Orders are sent electronically to the supplier. Our suppliers have comprehensive warehouse and delivery outlets servicing each of our markets.

     We believe that our purchases from our primary suppliers will enable us to

     * maintain a high level of quality consistent with our T.G.I. Friday's and Redfish restaurants;

     * to realize convenience and dependability in the receipt of our supplies;

     * to avoid the costs of maintaining a large purchasing department, large inventories, and product warehouses; and

     *    to attain cost advantages as the result of volume purchases.

We believe, however, that all essential products are available from other national suppliers as well as from local suppliers in the cities in which our restaurants are located in the event we determine to purchase our supplies from other suppliers.

ADVERTISING AND MARKETING

T.G.I. FRIDAY'S RESTAURANTS

     We participate in the national marketing and advertising programs conducted by Carlson Worldwide. The programs use network and cable television and national publications and feature new menu innovations and various promotion programs. In addition, from time to time, we supplement the marketing and advertising programs conducted by Carlson Worldwide through local radio, newspaper, and magazine advertising media and sponsorship of community events. In conjunction with Carlson Worldwide, we maintain a "frequent diner" program that includes awards of food, merchandise, and travel to frequent diners based upon points accumulated through purchases.

     As a franchisee of Carlson Worldwide, we are able to utilize the trade names, service marks, trademarks, emblems, and indicia of origin of Carlson Worldwide, including the marks T.G.I. Friday's(R) and Friday's(R). We advertise in various media utilizing these marks to attract new customers to our restaurants.

REDFISH RESTAURANTS

     Our in-house marketing department develops advertising and marketing programs for our Redfish restaurants. We develop these programs with an emphasis on building awareness of the "Redfish" brand in the communities in which we operate Redfish restaurants and generating sales for those restaurants. Advertising and marketing campaigns have included radio and print advertising, as well as point-of-sale marketing promotions. We conduct a comprehensive advertising and public relations campaign in advance of each Redfish restaurant grand opening.

EXPANSION OF OPERATIONS

     Since 1990, we have acquired 36 existing T.G.I. Friday's restaurants as well as the exclusive rights to develop restaurants in specified territories. The acquisitions include 26 restaurants in California, three in Arizona, and one in each of Colorado, Kansas, Missouri, Nebraska, Nevada, Oregon, and Washington. We also have developed 31 new T.G.I. Friday's restaurants. These include 13 in California, six in Arizona, three in each of Washington and Nevada, two in Texas, and one in each of Colorado, New Mexico, Kansas, and Missouri. We subsequently sold five of the restaurants we acquired in California, which we continue to manage, and sold eight restaurants in Colorado, Nebraska, Oregon, and Washington. In addition, we developed one Friday's Front Row Sports Grill in Portland, Oregon, which we closed in June 1998. In May 1998, we acquired six T.G.I. Friday's restaurants in northern California along with the related T.G.I. Friday's development agreement. In 1997, we acquired a 52% ownership interest and in 1999 we acquired the remaining minority interest in Redfish America, LLC, which currently operates our Redfish Seafood Grill and Bar restaurants. We opened 11 T.G.I. Friday's and two Redfish restaurants during 1999.

     We plan to expand our restaurant operations through the development of additional restaurants in our existing development territories. We opened three T.G.I. Friday's restaurants during the first quarter of fiscal 2000. We plan to open an additional nine T.G.I. Friday's restaurants and one Redfish restaurant during the remainder of 2000 and to meet or exceed our development requirements thereafter. We have signed leases or purchase agreements for six additional restaurants scheduled to be developed during 2000. We have identified 10 additional sites for development in 2001 and currently are negotiating site acquisitions for these restaurants. We currently are considering other sites for additional restaurants, but have not entered into leases or purchase agreements for such sites.

     The opening of new restaurants will depend on our ability to

     * locate suitable sites in terms of favorable population characteristics, density and household income levels, visibility, accessibility, traffic volume, proximity to demand generators (including shopping malls, lodging, and office complexes), and proximity to potential competition;

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

     The acquisition of existing restaurants will depend upon our ability to identify and purchase restaurants that meet our criteria on satisfactory terms and conditions. There can be no assurance that we will be successful in achieving our expansion goals through the development or acquisition of additional restaurants or that any additional restaurants that are developed or acquired will be profitable. In addition, the opening of additional restaurants in an existing market may have the effect of drawing customers from and reducing the sales volume of existing restaurants.

DEVELOPMENT AGREEMENTS

     We are a party to four development agreements with Carlson Worldwide. Each development agreement grants us the exclusive right to develop additional T.G.I. Friday's restaurants in a specified territory and obligates us to develop additional T.G.I. Friday's restaurants in that territory in accordance with a specified development schedule.

     We own the exclusive rights to develop additional T.G.I. Friday's restaurants in territories encompassing most of the states of Arizona, Nevada, and New Mexico, Northern California, and the Kansas City, Kansas, Kansas City, Missouri, and E1 Paso, Texas metropolitan areas. We also have the exclusive right, together with Carlson Worldwide, to develop additional T.G.I. Friday's restaurants in the Southern California territory.

     The  following   table  sets  forth   information   regarding  our  minimum
requirements to open new T.G.I. Friday's restaurants under our current development agreements as well as the number of existing restaurants in each of our development territories.

                           Southern     Northern
                          California   California   Southwest      Midwest
Year                     Territory(1)   Territory  Territory(2)  Territory(3)  Total
----                     ------------   ---------  ------------  ------------  -----
2000....................        4            4            2            1          11
2001....................        4            6            1            1          12
2002....................        4            4            1            1          10
2003....................        3            3         (TBD)        (TBD)          6
                             ----         ----        -----        -----        ----
     Total..............       15           17            4            3          39
                             ====         ====        =====        =====        ====
Existing Restaurants....       26            6(4)        15(5)         4          51

----------
(1)   Carlson Worldwide also may develop restaurants in this region.
(2) Includes the states of Arizona, Nevada, and New Mexico and the E1 Paso, Texas metropolitan area.
(3)   Includes metropolitan Kansas City, Kansas and Kansas City, Missouri.
(4) Does not include five restaurants managed in the Northern California Territory.
(5)   Does not include one restaurant managed in the Southwest Territory.
(TBD) To be determined by negotiation between Carlson Worldwide and the Company during 2002.

     Each development agreement gives Carlson Worldwide certain remedies in the event that we fail to comply in a timely manner with our schedule for restaurant development, if we otherwise default under the development agreement or any franchise agreement relating to a restaurant within that development territory as described below, or if our officers or directors breach the confidentiality or noncompete provisions of the development agreement. The remedies available to Carlson Worldwide include (a) the termination of our exclusive right to develop restaurants in the related territory; (b) a reduction in the number of restaurants we may develop in the related territory; (c) the termination of the development agreement; and (d) an acceleration of the schedule for development of restaurants in the related territory pursuant to the development agreement.

FRANCHISE AGREEMENTS

     We enter into or assume a separate franchise agreement with respect to each T.G.I. Friday's restaurant that we acquire or develop pursuant to a development agreement. Each franchise agreement grants us an exclusive license to operate a T.G.I. Friday's restaurant within a designated geographic area, which generally is a three-mile limit from each restaurant, and obligates us to operate such restaurant in accordance with the requirements and specifications established by Carlson Worldwide relating to food preparation and quality of service as well as general operating procedures, advertising, records maintenance, and protection of trademarks. The franchise agreements restrict our ability to transfer our interest in our T.G.I. Friday's restaurants without the consent of Carlson Worldwide.

     Each franchise agreement requires us to pay Carlson Worldwide an initial franchise fee, generally in the amount of $50,000. In addition, we are obligated to pay Carlson Worldwide a royalty in the amount of 4% of the gross revenue as defined in the franchise agreement for each restaurant. Royalty payments under these agreements totaled $4,120,000, during fiscal 1997, $3,929,000 during fiscal 1998, and $4,830,000 during fiscal 1999. Each franchise agreement also requires us to spend at least 2% of gross sales on local marketing and to contribute up to 4% of gross sales to a national marketing pool Carlson Worldwide administers. All funds contributed in excess of 2% of gross sales to the national advertising fund may be credited against the local advertising requirement. Carlson Worldwide required us as well as all other franchisees to contribute 1.9% of gross sales in fiscal 1998 and 2.1% of gross sales in fiscal 1999 to the national marketing pool. Marketing expenses totaled $1,919,000 during fiscal 1997, $1,805,000 during fiscal 1998, and $2,733,000 during fiscal 1999.

     A default under one of our franchise agreements will not constitute a default under any of our other franchise agreements. A default under the franchise agreement for a restaurant in a development territory may, however, constitute a default under the development agreement for that development territory.

GOVERNMENT REGULATION

     Each of our restaurants is subject to licensing and regulation by state and local departments and bureaus of alcohol control, health, sanitation, and fire and to periodic review by the state and municipal authorities for areas in which the restaurants are located. In addition, we are subject to local land use, zoning, building, planning, and traffic ordinances and regulations in the selection and acquisition of suitable sites for constructing new restaurants. Delays in obtaining, or denials of, or revocation or temporary suspension of, necessary licenses or approvals could have a material adverse impact upon our development of restaurants.

     We also are subject to regulation under the Fair Labor Standards Act, which governs such matters as working conditions and minimum wages. An increase in the minimum wage rate or changes in tip-credit provisions, employee benefit costs (including costs associated with mandated health insurance coverage) or other costs associated with employees could adversely affect our company.

     In addition, we are subject to the Americans with Disabilities Act of 1990. That act may require us to make certain installations in new restaurants or renovations to existing restaurants to meet federally mandated requirements. To our knowledge, we are in compliance in all material respects with all applicable federal, state, and local laws affecting our business.

COMPETITION

     The restaurant business is highly competitive with respect to price, service, food type, and quality. In addition, restaurants compete for the availability of restaurant personnel and managers. Our restaurants compete with a large number of other restaurants, including national and regional restaurant chains and franchised restaurant systems, many of which have greater financial resources, more experience, and longer operating histories than we do. We also compete with locally owned, independent restaurants.

     Our casual dining business also competes with various types of food businesses, as well as other businesses, for restaurant locations. We believe that site selection is one of the most crucial decisions required in connection with the development of restaurants. As the result of the presence of competing restaurants in our development territories, our management devotes great attention to obtaining what they believe will be premium locations for new restaurants, although we cannot assure you that they will be successful in these efforts.

EMPLOYEES

     We employ approximately 2,450 persons on a full-time basis, of whom 60 are corporate management and staff personnel and 2,390 are restaurant personnel. We also employ approximately 4,400 part-time employees. Except for corporate and management personnel, we generally pay our employees on an hourly basis. We employ an average of approximately 90 full-time and part-time hourly employees at each of our restaurants. None of our employees are covered by a collective bargaining agreement with us. We have never experienced a major work stoppage, strike, or labor dispute. We consider our relations with our employees to be good.

EXECUTIVE OFFICERS

     The following table sets forth certain information regarding our executive officers:

          Name            Age                     Position
          ----            ---                     --------
Bart A. Brown, Jr......   68    President, Chief Executive Officer, and Director
William G. Shrader.....   52    Executive Vice President, Chief Operating
                                  Officer, and Director
James Yeager...........   49    Vice President - Finance, Secretary, and
                                  Treasurer

     BART A. BROWN, JR. has served as our President and Chief Executive Officer and as a director since December 1996. Mr. Brown was affiliated with Investcorp International, N.A., an international investment banking firm, from April 1996 until December 1996. Mr. Brown served as the Chairman and Chief Executive officer of Color Tile, Inc. at the request of Investcorp International, Inc., which owned all of that company's common stock, from September 1995, which was shortly after Color Tile, Inc. filed under Chapter 11 of the United States Bankruptcy Code, until March 1996. Mr. Brown served as Chairman of the Board of The Circle K Corporation from June 1990, shortly after that company filed for reorganization under Chapter 11 of the United States Bankruptcy Code, until September 1995. From September 1994 until September 1996, Mr. Brown served as the Chairman and Chief Executive Officer of Spreckels Industries, Inc. Mr. Brown engaged in the private practice of law from 1963 through 1990 after seven years of employment with the Internal Revenue Service.

     WILLIAM G. (BILL) SHRADER has served as our Executive Vice President, and Chief Operating Officer and as a director since March 1999. Prior to joining our company, Mr. Shrader was Senior Vice President of Marketing for Tosco Marketing Company from February 1997 to March 1999. From August 1992 to February 1997, Mr. Shrader served in several capacities at Circle K Stores, Inc., including President of the Arizona Region, President of the Petroleum Products/Services Division, Vice President of Gasoline Operations, and Vice President of Gasoline Marketing. Mr. Shrader began his career in 1976 at The Southland Corporation and departed in 1992 as National Director of Gasoline Marketing.

     JAMES YEAGER has served as our Vice President-Finance since January 1999 and as our Secretary and Treasurer since April 1998. Mr. Yeager served as our Corporate Controller from June 1997 to January 1999. Prior to joining our company, Mr. Yeager was Chief Financial Officer of Restaurants of America, Inc., a multiple concept restaurant company. Prior to that, he was Chief Financial Officer of an engineering and high-tech manufacturing company, a multi-office law firm, a 160 unit chain of retail drug stores, a 60 unit chain of retail drug stores, and a full-service real estate investment and management company. Mr. Yeager began his career as a manager and a partner in a local public accounting firm in Dallas, Texas where he worked from 1972 to 1983.

                             SPECIAL CONSIDERATIONS

     YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS, IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, IN EVALUATING OUR COMPANY AND OUR BUSINESS.

WE DEPEND ON CARLSON WORLDWIDE.

     We currently operate 51 T.G.I. Friday's restaurants as a T.G.I. Friday's franchisee. We also manage an additional six T.G.I. Friday's restaurants for those restaurants' franchisees. As a result of the nature of franchising and our franchise agreements with Carlson Worldwide, our long-term success depends, to a significant extent, on

     * the continued vitality of the T.G.I. Friday's restaurant concept and the overall success of the T.G.I. Friday's system;

     * the ability of Carlson Worldwide to identify and react to new trends in the restaurant industry, including the development of popular menu items;

     * the ability of Carlson Worldwide to develop and pursue appropriate marketing strategies in order to maintain and enhance the name recognition, reputation, and market perception of T.G.I. Friday's restaurants;

     *    the goodwill associated with the T.G.I. Friday's trademark;

     * the quality, consistency, and management of the overall T.G.I. Friday's system; and

     * the successful operation of T.G.I. Friday's restaurants owned by Carlson Worldwide and other T.G.I. Friday's franchisees.

     We believe that the experience, reputation, financial strength, and franchisee support of Carlson Worldwide represent positive factors for our business. We have no control, however, over the management or operation of Carlson Worldwide or other T.G.I. Friday's franchisees. A variety of factors affecting Carlson Worldwide or the T.G.I. Friday's concept could have a material adverse effect on our business. These factors include the following:

     *    any business reversals that Carlson Worldwide may encounter;

     * a failure by Carlson Worldwide to promote the T.G.I. Friday's name or restaurant concept;

     *    the  inability  or  failure  of  Carlson   Worldwide  to  support  its
          franchisees, including our company;

     * the failure to operate successfully the T.G.I. Friday's restaurants that Carlson Worldwide itself owns; or

     * negative publicity with respect to Carlson Worldwide or the T.G.I. Friday's name.

The future results of the operations of our restaurants will not necessarily reflect the results achieved by Carlson Worldwide or its other franchisees, but will depend upon such factors as the effectiveness of our management team, the locations of our restaurants, and the operating results of those restaurants.

FRANCHISE AGREEMENTS IMPOSE RESTRICTIONS AND OBLIGATIONS ON OUR BUSINESS.

     Our franchise agreement with Carlson Worldwide for each T.G.I. Friday's restaurant that we own generally requires us to

     *    pay an initial franchise fee of $50,000;

     *    pay royalties of 4% of the restaurant's gross sales; and

     * spend up to 4% of the restaurant's gross sales on advertising, which may include contributions to a national marketing pool administered by Carlson Worldwide.

During fiscal 1999, Carlson Worldwide required us and its other franchisees to contribute 2.1% of gross sales to the national marketing pool. We must pay or accrue these amounts regardless of whether or not our restaurants are profitable. In addition, the franchise agreements require us to operate our T.G.I. Friday's restaurants in accordance with the requirements and specifications established by Carlson Worldwide. These requirements and specifications relate to a variety of factors, including the following:

     *    the  exterior  and  interior   design,   decor,   and  furnishings  of
          restaurants;

     *    menu selection;

     *    the preparation of food products;

     *    quality of service;

     *    general operating procedures;

     *    advertising;

     *    maintenance of records; and

     *    protection of trademarks.

     If we fail to satisfy these requirements or otherwise default under the franchise agreements, we could be subject to potential damages for breach of contract and could lose our franchise rights for some or all of our T.G.I. Friday's restaurants. We also could lose our rights to develop additional T.G.I. Friday's restaurants.

WE MAY NOT BE ABLE TO COMPLY WITH ALL OF THE REQUIREMENTS OF OUR DEVELOPMENT AGREEMENTS.

     Our development agreements with Carlson Worldwide require us to open at least 39 additional T.G.I. Friday's restaurants by December 31, 2003. We opened three new T.G.I. Friday's restaurants during the first quarter of fiscal 2000. One of these restaurants fulfilled our development requirements for 1999. Accordingly, we must develop 37 additional T.G.I. Friday's restaurants by
December 31, 2003. The acquisition of restaurants does not constitute the opening of new restaurants under the development agreements. We may not be able to secure sufficient restaurant sites that we believe are suitable or we may not be able to develop restaurants on sites on terms and conditions that we consider favorable in order to satisfy the requirements of the development agreements. The development agreements give Carlson Worldwide certain remedies in the event that we fail to comply with the development schedule in a timely manner or if we breach the confidentiality or noncompete provisions of the development agreements. These remedies include, under certain circumstances, the right to reduce the number of restaurants we may develop in the related development territory or to terminate our exclusive right to develop restaurants in the related development territory.

     At our request, Carlson Worldwide from time to time has agreed to amend the development schedules to extend the time by which we were required to develop new restaurants in certain development territories. We requested those amendments because we were unable to secure sites that we believed to be attractive on favorable terms and conditions. Carlson Worldwide may decline to extend the development schedule in the future if we experience any difficulty in satisfying the schedule for any reason, including a shortage of capital.

WE FACE RISKS ASSOCIATED WITH THE EXPANSION OF OUR OPERATIONS.

     The success of our business depends on our ability to expand the number of our restaurants, either by developing or acquiring additional restaurants. Our success also depends on our ability to operate and manage successfully our growing operations. Our ability to expand successfully will depend upon a number of factors, including the following:

     * the availability and cost of suitable restaurant locations for development;

     *    the availability of restaurant acquisition opportunities;

     * the hiring, training, and retaining of additional management and restaurant personnel;

     *    the availability of adequate financing;

     * the continued development and implementation of management information systems;

     *    competitive factors; and

     *    general economic and business conditions.

     The rate at which we will be able to increase the number of restaurants we operate will vary depending upon whether we acquire existing restaurants or develop new restaurants. The acquisition of existing restaurants depends upon our ability to identify and acquire restaurants on satisfactory terms and conditions. The opening of new restaurants depends upon our ability to

     *    locate suitable sites in terms of

          -    favorable population characteristics,
          -    density and household income levels,
          -    visibility, accessibility, and traffic volume,
          -    proximity  to  demand   generators,   including  shopping  malls,
               lodging, and office complexes, and
          -    potential competition;

     * obtain financing for construction, tenant improvements, furniture, fixtures, and equipment;

     *    negotiate acceptable leases or terms of purchase;

     * secure liquor licenses and zoning, environmental, health, and similar regulatory approvals;

     *    recruit and train qualified personnel; and

     *    manage successfully the rate of expansion and expanded operations.

     The opening of new restaurants also may be affected by increased construction costs and delays resulting from governmental regulatory approvals, strikes or work stoppages, adverse weather conditions, and various acts of God. Newly opened restaurants may operate at a loss for a period following their initial opening. The length of this period will depend upon a number of factors, including

     *    the time of year the restaurant is opened,

     *    sales volume, and

     *    our ability to control costs.

     We may not successfully achieve our expansion goals. Additional restaurants that we develop or acquire may not be profitable. In addition, the opening of additional restaurants in an existing market may have the effect of drawing customers from and reducing the sales volume of our existing restaurants in those markets.

WE MAY NEED ADDITIONAL CAPITAL.

     The development of new restaurants requires funds for construction, tenant improvements, furniture, fixtures, equipment, training of employees, permits, initial franchise fees, and additional expenditures. We expect that cash flow from operations, together with financing commitments, will be sufficient to develop the nine T.G.I. Friday's restaurants that our development agreements require us to open by the end of 2000 and the one new Redfish restaurant that we plan to develop during 2000. We will require funds to develop the additional restaurants that our development agreements require us to open after 2000 and to pursue any additional restaurant development or restaurant acquisition opportunities. In the future, we may seek additional equity or debt financing to provide funds so that we can develop or acquire additional restaurants. Such financing may not be available or may not be available on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to satisfy our obligations under our development agreements with Carlson Worldwide or otherwise to expand our restaurant operations. See Item 1, "Business - Special Considerations - We may not be able to comply with all of the requirements of our development agreements." While debt financing will enable us to add more restaurants than we otherwise would be able to do, debt financing increases expenses and we must repay the debt regardless of our operating results. Future equity financings could result in dilution to our stockholders.

WE HAVE SIGNIFICANT BORROWINGS.

     We have incurred significant indebtedness in connection with our growth strategy. Our growth strategy has focused on restaurant acquisitions and internal restaurant development. As of December 27, 1999, we had long-term debt of approximately $33.3 million and a working capital deficit of $16.6 million. Our borrowings will result in interest expense of approximately $4.1 million in 2000 and $5.1 million in 2001, based on currently prevailing interest rates and assuming the outstanding indebtedness is paid in accordance with the existing payment schedules without any prepayments or additional borrowings. We must make these interest payments regardless of our operating results. Currently, 49 of our restaurants are pledged to secure our debt obligations. We also may seek additional equity or debt financing in the future to provide funds to develop or acquire additional restaurants. See "Risk Factors - We may need additional capital."

WE FACE RISKS THAT AFFECT THE RESTAURANT INDUSTRY IN GENERAL.

     The ownership and operation of restaurants may be affected by a variety of factors over which we have no control. These factors include the following:

     * adverse changes in national, regional, or local economic or market conditions;

     *    increased costs of labor or food products;

     *    fuel shortages and price increases;

     *    competitive factors;

     *    changing consumer tastes, habits, and spending priorities;

     *    the cost and availability of insurance coverage;

     *    management problems;

     *    uninsured losses;

     *    the number, density, and location of competitors;

     *    changing demographics;

     *    changing traffic patterns;

     *    limited alternative uses for properties and equipment;

     *    changes in government regulation; and

     *    weather conditions.

     Third parties may file lawsuits against us based on discrimination, personal injury, claims for injuries or damages caused by serving alcoholic beverages to an intoxicated person or to a minor, or other claims. As a multi-unit restaurant operator, we can be adversely affected by publicity about food quality, illness, injury, or other health and safety concerns or operating issues at one restaurant or a limited number of restaurants operated under the same name, whether or not we actually own or manage the restaurants in question. We cannot predict any of these factors with any degree of certainty. Any one or more of these factors could have a material adverse effect on our business.

WE FACE INTENSE COMPETITION.

     The restaurant business is highly competitive with respect to price, service, and food type and quality. Restaurant operators also compete for attractive restaurant sites and qualified restaurant personnel and managers. Our restaurants compete with a large number of other restaurants, including national and regional restaurant chains and franchised restaurant systems, as well as with locally owned, independent restaurants. Many of our competitors have greater financial resources, more experience, and longer operating histories than we have.

WE DEPEND UPON OUR SENIOR MANAGEMENT.

     Our success depends, in large part, upon the services of our senior management. The loss of the services of any members of our senior management team could have a material and adverse effect on our business.

WE FACE RISKS ASSOCIATED WITH GOVERNMENT REGULATION.

     Various federal, state, and local laws affect our business. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites. These sites are subject to zoning, land use, environmental, traffic, and other regulations of state and local governmental agencies. City ordinances or other regulations, or the application of such ordinances or regulations, could impair our ability to construct or acquire restaurants in desired locations and could result in costly delays. In addition, restaurant operations are subject to

     * licensing and regulation by state and local departments relating to health, sanitation, safety standards, and fire codes;

     * federal and state labor laws, including applicable minimum wage requirements, tip credit provisions, overtime regulations, workers' compensation insurance rates, unemployment and other taxes, working and safety conditions, and citizenship requirements; and

     *    state and local licensing of the sale of alcoholic beverages.

     The delay or failure to obtain or maintain any licenses or permits necessary for operations could have a material adverse effect on our business. In addition, an increase in the minimum wage rate, employee benefit costs, or other costs associated with employees could adversely affect our business. We also are subject to the Americans with Disabilities Act of 1990 that, among other things, may require us to install certain fixtures or accommodations in new restaurants or to renovate existing restaurants to meet federally mandated requirements.

     Sales of alcoholic beverages represent an important source of revenue for each of our restaurants. The temporary suspension or permanent loss or the inability to maintain a liquor license for any restaurant would have an adverse effect on the operations of that restaurant. We do not plan to open a restaurant in any location for which we believe we cannot obtain or maintain a liquor license.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

     Historically, the market price of our common stock has been volatile. In the future, the market price of our common stock will be subject to wide fluctuations as a result of a variety of factors, including the following:

     * quarterly variations in our operating results or those of other restaurant companies;

     *    changes in analysts' estimates of our financial performance;

     * changes in national and regional economic conditions, the financial markets, or the restaurant industry;

     *    natural disasters; or

     *    other   developments   affecting  our  business  or  other  restaurant
          companies.

     The trading volume of our common stock has been limited, which may increase the volatility of the market price for our stock. In addition, the stock market has experienced extreme price and volume fluctuation in recent years. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons not necessarily related to the operating performances of these companies.

THE EXISTENCE OF STOCK OPTIONS AND WARRANTS MAY ADVERSELY AFFECT THE TERMS OF FUTURE FINANCINGS.

     Stock options to acquire an aggregate of 2,439,000 shares of common stock currently are outstanding. An additional 673,466 have been reserved for issuance upon exercise of options that may be granted under our existing stock option plans. In addition, warrants to acquire 231,277 shares of common stock currently are outstanding. During the terms of those options and warrants, the holders of those securities will have the opportunity to profit from an increase in the market price of our common stock. The existence of options and warrants may adversely affect the terms on which we can obtain additional financing in the future, and the holders of options and warrants can be expected to exercise those options and warrants at a time when, in all likelihood, we would be able to obtain additional capital by offering shares of common stock on terms more favorable to it than those provided by the exercise of such options and warrants.

SALES OF LARGE NUMBERS OF SHARES COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

     Sales of substantial amounts of common stock in the public market, or even the potential for such sales, could adversely affect prevailing market prices for our common stock and could adversely affect our ability to raise capital. As of March 20, 2000, there were outstanding 10,029,426 shares of our common stock. Of these shares, 8,044,143 shares are freely transferable without restriction under the securities laws, unless they are held by our "affiliates," as that term is defined in the securities laws. The remaining 1,985,283 of common stock currently outstanding are "restricted securities," as that term is defined in Rule 144 under the securities laws, and may be sold only in compliance with Rule 144, pursuant to registration under the securities laws, or pursuant to an exemption from registration. Affiliates also are subject to certain of the resale limitations of Rule 144. Generally, under Rule 144, each person who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us or one of our affiliates may, every three months, sell in ordinary brokerage transactions or to market makers an amount of shares equal to the greater of 1% of our then-outstanding common stock or the average weekly trading volume for the four weeks prior to the proposed sale of such shares. Currently, most of the restricted shares are eligible for sale under Rule 144 or under registration statements that we have filed to permit resales of the restricted shares.

WE DO NOT ANTICIPATE THAT WE WILL PAY DIVIDENDS.

     We have never paid any dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to the expansion and development of our business. In addition, the terms of our credit facilities limit our ability to pay dividends on our common stock.

ITEM 2. PROPERTIES

     In December 1998, we entered into a five-year lease for space to serve as our corporate offices. We believe that the leased space is adequate for our current and reasonably anticipated needs and that we will be able to secure adequate space upon the expiration of the lease.

     We also lease space for all of our restaurants. The initial lease terms range from 10 to 20 years and contain renewal options for up to 20 years. The leases typically provide for a fixed rental plus percentage rental.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we are subject to routine contract, negligence, employment related, and other litigation in the ordinary course of business. We do not believe that we are subject to any pending litigation that will have a material adverse effect on our business or financial condition that is not otherwise reserved for in our consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Our common stock has been quoted on the Nasdaq National Market under the symbol "MAIN" since October 30, 1992. The following table sets forth the quarterly high and low sales prices of our common stock for the periods indicated as reported by the Nasdaq Stock Market.

                                                             High        Low
                                                             -----      -----
1998
    First Quarter........................................    $4.00      $2.56
    Second Quarter.......................................     3.94       3.13
    Third Quarter........................................     4.31       3.31
    Fourth Quarter.......................................     3.88       2.94
1999
    First Quarter........................................    $3.63      $2.97
    Second Quarter.......................................     3.88       3.00
    Third Quarter........................................     4.00       3.13
    Fourth Quarter.......................................     3.56       3.03
2000
    First Quarter (through March 20, 2000)...............    $3.47      $3.00

     On March 20, 2000, there were 893 holders of record of our common stock. On March 20, 2000, the closing sale price of our common stock on the Nasdaq National Market was $3.13 per share.

     We have never declared or paid any cash dividends. We intend to retain any earnings to fund the growth of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our existing debt obligations prohibit us from paying cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for our company for the periods indicated. The selected consolidated financial data for each of the five fiscal years in the period ending December 27, 1999 has been derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent accountants. These data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and the notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                                      Fiscal Year Ended
                                                -------------------------------------------------------------
                                                              (In thousands, except per share amounts)
                                                 Dec. 25,     Dec. 30,     Dec. 29,     Dec. 28,     Dec. 27,
                                                  1995         1996         1997         1998         1999
                                                ---------    ---------    ---------    ---------    ---------
STATEMENT OF OPERATIONS DATA:
Revenue .....................................   $ 119,508    $ 122,563    $ 107,018    $ 114,242    $ 140,294
Restaurant operating expenses:
   Cost of sales ............................      34,005       35,089       30,995       33,242       39,960
   Payroll and benefits .....................      36,769       38,858       31,907       33,701       42,405
   Depreciation and amortization ............       4,353        4,586        3,265        3,730        4,664
   Other operating expenses .................      35,250       36,944       30,589       31,004       38,923
                                                ---------    ---------    ---------    ---------    ---------
     Total restaurant operating expenses ....     110,377      115,477       96,756      101,677      125,952
                                                ---------    ---------    ---------    ---------    ---------
Income from restaurant operations ...........       9,131        7,086       10,262       12,565       14,342
   Amortization of intangibles ..............       1,331        1,450          953          983          990
   General and administrative expenses ......       4,410        4,388        4,559        4,906        5,955
   Preopening expenses(1) ...................          --           --          287          661        2,228
   New manager training expenses ............          --           --          562          731        1,748
   Non-recurring items ......................          --       20,208       (2,390)         (17)         494
   Management fee income ....................          --           --         (979)      (1,082)        (865)
                                                ---------    ---------    ---------    ---------    ---------
Operating income (loss) .....................       3,390      (18,960)       7,270        6,383        3,792
   Interest expense and other, net...........       4,424        3,206        2,466        2,218        2,604
                                                ---------    ---------    ---------    ---------    ---------
Income (loss)  before income taxes,
  cumulative effect of change in accounting
   principle, and extraordinary item ........      (1,034)     (22,166)       4,804        4,165        1,188
Provision for income taxes ..................          --           --           --           --           50
                                                ---------    ---------    ---------    ---------    ---------
Net income (loss) before cumulative effect
  of change in accounting principle and
  extraordinary item ........................   $  (1,034)   $ (22,166)   $   4,804    $   4,165    $   1,138
                                                =========    =========    =========    =========    =========
Net income (loss)(1)(2) .....................   $  (1,034)   $ (22,166)   $   3,166    $   4,165    $     970
                                                =========    =========    =========    =========    =========
DILUTED EARNINGS PER SHARE:
   Net income (loss) before cumulative effect
     of change in accounting principle and
     extraordinary item .....................   $   (0.22)   $   (2.73)   $    0.47    $    0.39    $    0.11
   Net income (loss)(1)(2) ..................   $   (0.22)   $   (2.73)   $    0.31    $    0.39    $    0.09
Weighted average shares outstanding - diluted       4,621        8,110       10,098       10,608       10,407

BALANCE SHEET DATA:
   Working capital ..........................   $  (7,848)   $  (1,343)   $  (1,330)   $  (2,807)   $ (16,652)
   Total assets .............................      88,605       70,848       61,168       70,255       86,525
   Long-term debt, net of current portion ...      31,204       33,809       24,308       28,264       31,513
   Stockholders' equity .....................      37,261       16,585       22,203       26,372       27,383

----------
(1) Fiscal 1999 includes a charge of $168,000, or $0.02 per share, due to the cumulative effect of change in accounting principle related to the adoption of SOP 98-5. See Note 3 to our consolidated financial statements.
(2) Fiscal 1997 includes an extraordinary loss from debt extinguishment of $1,638,000, or $0.16 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We commenced our restaurant operations in May 1990 with the acquisition of four T.G.I. Friday's restaurants in Arizona and Nevada. During the past nine years, we have grown through acquisitions and development of new restaurants. We currently own 57 restaurants and manage an additional six restaurants.

     During 1996, we had a change in management and implemented a long-term business strategy to enhance our financial position, to place more emphasis on our casual dining business in certain designated areas, and to dispose of underperforming assets.

     The first step was to strengthen our financial position. This was accomplished by (i) the sale of 1,250,000 shares of common stock for $2,500,000 through a private placement transaction in January 1997; (ii) the sale of five restaurants in northern California in January 1997 for $10,800,000, of which $8,000,000 in proceeds were used to repay debt (see Notes 2 and 5 to Notes to Consolidated Financial Statements); and (iii) new borrowings of $21,300,000 with a repayment period of 15 years. Proceeds from the new borrowings were used primarily to pay off debt with shorter repayment periods (see Note 5 to Notes to Consolidated Financial Statements).

     We also renegotiated our development agreements with Carlson Worldwide to reduce the number of T.G.I. Friday's restaurants we are required to build with the intent to focus on those development territories that are most economically favorable (see Note 7 to Notes to Consolidated Financial Statements). In addition, we recorded net restructuring and reorganization gains of $17,000 in 1998 and $2,390,000 in 1997 related to the disposition of various non-core assets and the write-down of certain core assets to realizable values (see Note 2 to Notes to Consolidated Financial Statements).

     Our strategy is to reduce operating costs and expand our restaurant operations. This will entail continuing to build T.G.I. Friday's and Redfish restaurants and evaluating other concepts in the casual dining segment.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

                                                   Fiscal Year Ended
                                        ----------------------------------------
                                        December 29,  December 28,  December 27,
                                           1997          1998          1999
                                        ------------  ------------  ------------
Revenue ...............................    100.0%        100.0%        100.0%
Restaurant operating expenses:
   Cost of sales ......................     29.0          29.1          28.5
   Payroll and benefits ...............     29.8          29.5          30.2
   Depreciation and amortization ......      3.1           3.3           3.3
   Other operating expenses ...........     28.5          27.1          27.8
                                           -----         -----         -----
   Total restaurant operating expenses      90.4          89.0          89.8
                                           -----         -----         -----
Income from restaurant operations .....      9.6          11.0          10.2

   Amortization of intangibles ........      0.9           0.9           0.7
   General and administrative expenses       4.3           4.3           4.2
   Preopening expenses ................      0.3           0.6           1.6
   New manager training expenses ......      0.5           0.6           1.2
   Non-recurring items ................     (2.2)           --           0.4
   Management fee income ..............     (0.9)         (0.9)         (0.6)
                                           -----         -----         -----
Operating income ......................      6.7           5.5           2.7
Interest expense and other, net .......      2.3           1.9           1.9
                                           -----         -----         -----
Income before income taxes,
   cumulative effect of change in
   accounting principle, and
   extraordinary item .................      4.4%          3.6%          0.8%
                                           =====         =====         =====

FISCAL 1999 COMPARED WITH FISCAL 1998

     Revenue for the fiscal year ended December 27, 1999 increased 22.8% to $140,294,000 compared with $114,242,000 in the year ended December 28, 1998. This increase was due primarily as a result of the acquisition of six restaurants in May 1998 and the development of three new restaurants in 1998 and 13 new restaurants in 1999. Additionally, same-store sales increased 4.9% in fiscal 1999 as compared with an increase in same-store sales of 4.7% for the prior year. Revenue from alcoholic beverages accounted for 24.4% of revenue for the fiscal year ended December 27, 1999 as compared with 23.3% for the year ended December 28, 1998.

     Cost of sales as a percentage of revenue decreased to 28.5% in 1999 from 29.1% in 1998. This decrease was due to management's on-going efforts to reduce food costs by implementing more efficient and cost-effective practices in food preparation, as well as reducing costs through more efficient purchasing of food items.

     Labor costs increased as a percentage of revenue to 30.2% in 1999 from 29.5% in 1998. This increase was primarily due to increased staffing needs during the initial months of operation for newly opened restaurants. Once a restaurant has reached operating maturity, labor costs as a percentage of revenue will be normalized. Additionally, during 1999 we implemented a program to increase our restaurant management staff in many of our restaurants from four to five managers. This increase in management staff is intended to reduce turnover by improving the quality of life of our managers, which we believe will ultimately lead to lower labor costs.

     Other operating expenses include rent, real estate taxes, common area maintenance charges, advertising, insurance, maintenance, and utilities. In addition, the franchise agreements between Carlson Worldwide and our company require a 4% royalty and a contribution to a national marketing pool of up to 4% of gross sales, although we were only required to contribute 2.1% for 1999. Other operating expenses increased as a percentage of revenue to 27.8% in 1999 from 27.1% in 1998. The increases were due primarily to additional marketing and promotional costs.

     In total, depreciation and amortization decreased as a percentage of revenue to 4.0% in 1999 from 4.2% in 1998. The decrease was due primarily to the relatively fixed nature of these expenses as compared with our increased revenue.

     General and administrative expenses as a percentage of revenue decreased to 4.2% in 1999 from 4.3% in 1998. This decrease was in spite of costs incurred in training our restaurant management staff on new software and hardware installed to ensure that our restaurant computer systems were Year 2000 compliant, as well as additional recruiting costs associated with the hiring of managers for the restaurants we opened in 1999.

     On December 29, 1998, we adopted Statement of Position 98-5 ("SOP 98-5") "REPORTING ON THE COSTS OF START-UP ACTIVITIES," as promulgated by the American Institute of Certified Public Accountants, which requires us to expense preopening expenses as they are incurred. Prior to 1999, we capitalized such expenses and amortized them over a period of one year. Pursuant to SOP 98-5, pre-opening expenses of $2,228,000, or 1.6% of revenue, were charged to operations during the year ended December 27, 1999 as compared with amortization of pre-opening expenses of $661,000, or 0.6% of revenue, for fiscal 1998.

     New manager training expenses are those costs incurred in training newly hired or promoted managers, as well as those costs incurred to relocate those managers to permanent management positions. Due to our aggressive growth, these expenses increased to $1,748,000, or 1.2% of revenue, for the year ended
December  27, 1999 as compared  with  $731,000,  or 0.6% of revenue,  for fiscal
1998.

     In 1999, we increased the provision for non-recurring items and the reserve for projected losses by approximately $494,000. This represents (a) a decrease in the reserve of approximately $341,000 related to an adjustment of legal and settlement costs, and (b) an increase in the reserve of approximately $835,000 in connection with the settlement of a lawsuit in February 2000.

     Interest expense was approximately $2,604,000 in 1999 compared with $2,218,000 in 1998. This increase was due to debt incurred in the development of new restaurants and to the acquisition of six new restaurants in May 1998.

     No income tax provision was recorded in 1998 due to the availability of net operating loss carryforwards. In 1999, we recorded a $50,000 expense related to state income taxes due in certain states where net operating losses are no longer available to us. At December 27, 1999, we had approximately $10,400,000 of net operating and capital loss carryforwards to be used to offset future income for income tax purposes. We have determined that a 100% valuation allowance is appropriate on the net operating loss as a result of our current restaurant expansion plans. We will re-evaluate the need for a valuation allowance at each quarter.

FISCAL 1998 COMPARED WITH FISCAL 1997

     Revenue for the fiscal year ended December 28, 1998 increased 6.8% to $114,242,000 as compared with $107,018,000 for the fiscal year ended December 29, 1997. This increase was due primarily to the acquisition of six restaurants in May 1998, the development of three new restaurants during the year, and an increase in same store sales of 4.7% for the year. Sales of alcoholic beverages accounted for 23.3% of revenue for the year as compared with 23.6% for the year ended December 29, 1997.

     Cost of sales increased as a percentage of revenue to 29.1% in 1998 as compared with 29.0% in 1997. This increase was the result of the introduction of Jack Daniels Grill menu items in mid-1997, which have higher food costs, as well as higher food costs associated with the Redfish restaurants that we acquired in April 1997. Additionally, certain dairy and potato products had higher costs in 1998 as compared with 1997.

     Labor costs decreased as a percentage of revenue to 29.5% in 1998 as compared with 29.8% in 1997. A $0.40 per hour increase in the minimum wage rate in September 1997 and an additional $0.60 per hour increase in the minimum wage rate in California in March 1998 was more than offset by menu price increases and better management of labor costs in 1998.

     Other operating expenses include rent, real estate taxes, advertising, insurance, maintenance, supplies, and utilities. Also included in other operating expenses is a 4% royalty fee paid to Carlson Worldwide pursuant to the franchise agreements, as well as payments to a national marketing fund managed by the franchisor. The franchise agreements require us to pay up to 4% of revenue to this marketing fund, although we were required to only pay approximately 1.9% in 1998. The decrease in other operating expenses is attributable to lower insurance costs and to our on-going cost reduction efforts in supply, maintenance, and advertising costs.

     Depreciation and amortization increased as a percentage of revenue to 4.2% in 1998 as compared with 4.0% in 1997 due primarily to amortization of pre-opening costs of three new restaurants developed in 1998, as well as additional depreciation associated with these three new restaurants and the six northern California restaurants purchased in May 1998.

     General and administrative expenses as a percentage of revenue remain unchanged at 4.3% for both 1997 and 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our primary use of funds over the past five years has been for the acquisition of existing T.G.I. Friday's restaurants and exclusive development rights. These acquisitions were financed principally through the issuance of long-term debt and common stock. We have also expended funds for the development of new restaurants. During 1999, we also purchased the minority interest in Redfish America, LLC for $500,000 in cash. The principal source of these funds has been operating cash flow, supplemented by bank and lease financing.

     Net cash flows from operating activities were $1,050,000 in 1997, $9,062,000 in 1998, and $16,219,000 in 1999. These were supplemented by net cash flows from financing of $3,755,000 in 1999 and $4,092,000 in 1998, which we used to fund our acquisitions and development of new restaurants. In 1997, we used $8,287,000 of net cash flows from financing activities, which came primarily from the sale of assets.

     Our current liabilities exceed our current assets due in part to cash expended on our development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days. At December 27, 1999, we had a deficit in working capital of approximately $16,652,000 due primarily to an increase in accounts payable related to restaurant development costs for projects in progress, as well as recently completed restaurants. Subsequent to December 27, 1999, we reduced a significant portion of our working capital deficit through long-term borrowings under the financing commitments described below.

     At December 27, 1999 we had a cash balance of $3,055,000. Monthly cash receipts have been sufficient to pay all obligations as they become due.

     At December 27, 1999, we had long-term debt of $31,513,000 and current portion of long-term debt of $1,830,000.

     Approximately $19,329,000 of this debt is a term loan comprised of five notes payable to one lender. Three of the notes bear interest at 9.457% per annum and two of the notes bear interest at the one month LIBOR rate plus 320 basis points. The notes are payable in equal monthly installments of principal and interest that total approximately $223,000 per month. The notes mature on May 1, 2012.

     During April 1999, we obtained a $5.0 million revolving line of credit with another lender. The line of credit is available to finance construction and other costs associated with developing new restaurants. Borrowings under the line of credit bear interest at prime plus 112.5 basis points. The line of credit includes covenants related to our net worth, fixed charge coverage ratio, profitability, and access to capital. We were in compliance with these covenants at December 27, 1999. The line of credit matures on July 17, 2000. At December 27, 1999, we had no borrowings outstanding under this line of credit.

     During November 1999, we entered into two working capital reducing revolver loan agreements with another lender. One agreement provides for a maximum of $8,050,000 to finance 80% of the costs to develop seven T.G.I. Friday's restaurants. Borrowings under this agreement will mature in 10 years. These borrowings are secured by the assets financed with the borrowings and are guaranteed by certain of our subsidiaries. The other agreement provides for a maximum of $3,150,000 to finance 80% of the costs to furnish and equip seven T.G.I. Friday's restaurants. Borrowings under this agreement are secured by the assets financed with the borrowings and will mature in seven years. Borrowings under both agreements bear interest at 2.65% over the "30-Day Dealer Commercial Paper Rate," as defined in the agreements, or a combined rate of 9.1% at December 27, 1999. At December 27, 1999, we had outstanding borrowings of $1,600,000 under these agreements. These agreements include covenants related to our fixed charge coverage ratio and debt to adjusted cash flow ratio. We were in compliance with these covenants at December 27, 1999.

     The remainder of our long-term debt consists of notes payable to various lending institutions. These notes bear interest at rates ranging from 7.75% to 11.0% and mature at various times over the next 15 years.

     We plan to develop at least 10 additional restaurants over the next year. Subsequent to December 27, 1999, we borrowed a total of $10,781,000 under the credit arrangements described above or new credit arrangements that we entered into after December 27, 1999. We used the proceeds of these borrowings to fund unpaid development costs recorded as accounts payable at December 27, 1999. As of March 20, 2000, we have permanent debt and sale/leaseback financing agreements or commitments totaling approximately $28,700,000 that we will use to fund restaurant development activity and working capital requirements through the remainder of 2000.

     We lease all of our restaurants with terms ranging from 10 to 20 years. Minimum payments on our existing lease obligations are approximately $8.0 million per year through 2002.

     We believe that our current resources, our lines of credit, and expected cash flows from operations will be sufficient to fund our capital needs during the next 12 months at our current level of operations, apart from capital needs resulting from additional developed restaurants or acquisitions. We may be required to obtain additional capital to fund our planned growth during the next 12 to 18 months and beyond. Potential sources of any such capital may include bank financing, strategic alliances, and additional offerings of our equity or debt securities. We cannot provide assurance that such capital will be available from these or other potential sources, and the lack of capital could have a material adverse effect on our business.

YEAR 2000 COMPLIANCE

     In 1998, we began identifying those most critical areas that might not be Year 2000 compliant and established a time line to complete the necessary analysis and remediation plans. We have completed the remediation plans and believe we have corrected any deficiencies identified in all affected areas. As of the filing date of this Report, we have not experienced any material disruption to our operations as a result of any failure of any of our systems to function properly as of January 1, 2000. We also have not experienced any Year 2000 failures related to any of our significant vendors or suppliers.

     Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. In addition, unforeseen circumstances may arise, and we may not in the future identify equipment or systems that are not Year 2000 compliant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 27, 1999, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We do not hold investment securities that would require disclosure of market risk.

     Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made under revolving lines of credit at variable interest rates of 1.125% over prime and 2.65% over "30-Day Dealer Commercial Paper Rates." At December 27, 1999, we had outstanding borrowings on these lines of credit of approximately $1,600,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements, the report thereon, the notes thereto and the supplementary data commencing at page F-1 of this report, which financial statements, report, notes, and data are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item relating to our directors is incorporated by reference to our Proxy Statement to be filed for our 2000 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, "Business - Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to our Proxy Statement to be filed for our 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to our Proxy Statement to be filed for our 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to our Proxy Statement to be filed for our 2000 Annual Meeting of Stockholders.

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

(b)  REPORTS ON FORM 8-K.

     Not applicable.

(c)  EXHIBITS

Exhibit
Number         Exhibit
------         -------
3.1            Certificate of Incorporation of the Registrant(1)
3.2            Certificate    of   Amendment   of   Restated    Certificate   of
               Incorporation(l)
3.3            Amended and Restated Bylaws of the Registrant(1)
10.1           Registrant's 1990 Stock Option Plan(2)
10.5           Form  of  Franchise  Agreement  between  the  Registrant  and TGI
               Friday's, Inc.(3)
10.9           Form of Management Agreement between Main St. California II, Inc.
               and Main St.  California,  Inc.,  a wholly  owned  subsidiary  of
               Registrant.(4)
10.10          Master Incentive  Agreements between Main St. California II, Inc.
               and Main St.  California,  Inc.,  a wholly  owned  subsidiary  of
               Registrant.(4)
10.11          Employment Agreement with Bart A. Brown, Jr.(5)
10.11A         Employment  Agreement  dated  January 1, 1999 between Main Street and Main Incorporated and Bart A. Brown, Jr. (6)
10.13          Promissory Note between Registrant and CNL Financial I, Inc.(5)
10.14          Promissory Note between Registrant and CNL Financial I, Inc.(5)
10.15          Promissory Note between Registrant and CNL Financial I, Inc.(5)
10.16          Registrant's 1995 Stock Option Plan(7)
10.17          Amended and Restated Development  Agreement between TGI Friday's,
               Inc. and Cornerstone Productions, Inc., a wholly owned subsidiary of the Registrant.(8)
10.18          Amended and Restated Development  Agreement between TGI Friday's,
               Inc. and Main St. California,  Inc., a wholly owned subsidiary of the Registrant.(8)
10.18A         First Amendment to Development Agreement dated February 10, 1999, between TGI Friday's, Inc. and Main St. California, Inc.(6)
10.19          Amended and Restated Development  Agreement between TGI Friday's,
               Inc. and Main St. Midwest, Inc., a wholly owned subsidiary of the
               Registrant.(8)
10.20          Amended and Restated  Purchase  Agreement  between RJR  Holdings,
               Inc. and Main St. California,  Inc., a wholly owned Subsidiary of the Registrant.(8)
10.21          Development  Agreement  dated  April 22,  1998  between  Main St.
               California,  Inc. and TGI Fridays,  Inc., and First  Amendment to
               Development   Agreement  dated  February  10,  1999  between  TGI
               Friday's,  Inc.  and Main St.  California,  Inc.,  a wholly owned subsidiary of the Registrant.(6)
10.22          Stock  Option  Agreement  dated  August  5,  1996,   between  the
               Registrant  and John F.  Antioco  for  800,000  shares  of Common
               Stock.(9)
10.22A         Stock  Option   Agreement  dated  June  15,  1998,   between  the
               Registrant  and  John  F.  Antioco   amending  the  Stock  Option
               Agreement dated August 5, 1996.(9)
10.23          Stock Option  Agreement  dated  December  16,  1996,  between the
               Registrant  and Bart A. Brown,

Exhibit
Number         Exhibit
------         -------
               Jr. for 250,000 shares of  Common Stock. (The  Registrant  issued three additional Stock Option  Agreements which are substantially identical  in all  material  respects,  except  as to  number  of shares.  The four Stock Option Agreements give rights to purchase a total of 625,000 shares of Common Stock.)(9)
10.23A         Schedule of Stock Option  Agreements  substantially  identical to
               Exhibit 10.23.(9)
10.24          Stock  Option   Agreement  dated  July  14,  1997,   between  the
               Registrant  and Bart A.  Brown,  Jr. for 75,000  shares of Common
               Stock.   (The  Registrant  issued  one  additional  Stock  Option
               Agreement  which  is  substantially  identical  in  all  material respects,  except as to number of  shares.  The two Stock  Option
               Agreements  give rights to purchase a total of 175,000  shares of
               Common Stock.)(9)
10.24A         Schedule of Stock Option  Agreements  substantially  identical to
               Exhibit 10.24.(9)
10.25          Stock  Option   Agreement  dated  June  15,  1998,   between  the
               Registrant  and James Yeager for 15,000  shares of Common  Stock.
               (The  Registrant  issued two additional  Stock Option  Agreements which  are  substantially  identical  in all  material  respects, except as to option holder and number of shares.  The three Stock
               Option  Agreements  give  rights  to  purchase  a total of 50,000 shares of Common Stock.)(9)
10.25A         Schedule of Stock Option  Agreements  substantially  identical to
               Exhibit 10.25.(9)
10.26          Stock Option  Agreement  dated  December  31,  1998,  between the
               Registrant  and Tim Rose for 10,000 shares of Common Stock.  (The
               Registrant  issued one additional Stock Option Agreement which is substantially  identical in all material  respects,  except as to option  holder  and  number  of  shares.  The  two  Stock  Option
               Agreements  give rights to purchase a total of 160,000  shares of
               Common Stock.)(9)
10.26A         Schedule of Stock Option  Agreements  substantially  identical to
               Exhibit 10.26.(9)
10.27          Registration  Rights Agreement dated August 5, 1996,  between the
               Registrant and John F. Antioco.(10)
10.28          1999 Incentive Stock Plan.(11)
10.29          Working  Capital  Management  Agreement  Reducing  Revolver  Loan
               Agreement  dated  November 2, 1999,  between Main Street and Main
               Incorporated and Merrill Lynch Business Financial Services, Inc.
10.30          Working  Capital  Management  Agreement  Reducing  Revolver  Loan
               Agreement  dated November 22, 1999,  between Main Street and Main
               Incorporated and Merrill Lynch Business Financial Services, Inc.
10.31          Form of Unconditional  Guaranty  executed in connection with WCMA
               Reducing  Revolver Loan  Agreement  dated November 22, 1999 (Such
               guarantees   were   executed  by  Main  St.   California,   Inc.,
               Cornerstone Productions, Inc., and Redfish America, LLC)
10.32          Form of  Security  Agreement  executed  in  connection  with WCMA
               Reducing  Revolver Loan  Agreement  dated November 22, 1999 (Such security  agreements were executed by Main St.  California,  Inc.
               and Cornerstone Productions, Inc.)
21             List of Subsidiaries
23             Consent of Arthur Andersen LLP
27             Financial Data Schedule

----------
(1) Incorporated by reference to the Registrant's Form 10-K for the year ended December 30, 1991, filed with the Securities and Exchange Commission on or about March 31, 1992.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-40993) which became effective in September 1991.
(3) Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on or about April 15, 1994.
(4) Incorporated by reference to the Registrant's Form 8-K Report filed with the Commission in January 1997.
(5) Incorporated by reference to the Registrant's Form 10-K for the year ended December 30, 1996, filed with the Securities and Exchange Commission on or about April 14, 1997.
(6) Incorporated by reference to the Registrant's Form 10-K for the year ended December 28, 1998, filed with the Securities and Exchange Commission on March 29, 1999.

(7) Incorporated by reference to Registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders.
(8) Incorporated by reference to the Registrant's Form 10-K for the year ended December 29, 1997, filed with the Securities and Exchange Commission on March 27, 1998.
(9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-78155), filed with the Securities and Exchange Commission on May 10, 1999.
(10) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-78161) as declared effective on May 14, 1999.
(11) Incorporated by reference to Registrant's Registration Statement on Form S-8 (Registration No. 333-89931), filed with the Securities and Exchange Commission on October 29, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MAIN STREET AND MAIN INCORPORATED


                                       By: /s/ Bart A. Brown, Jr.
                                           -------------------------------------
                                           Bart A. Brown, Jr.
Date: March 24, 2000                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John F. Antioco        Chairman of the Board                  March 24, 2000
-----------------------
John F. Antioco


/s/ Bart A. Brown, Jr.     President, Chief Executive             March 24, 2000
-----------------------    Officer, and Director
Bart A. Brown, Jr.         (Principal Executive Officer)


/s/ William G. Shrader     Executive Vice President, Chief        March 24, 2000
-----------------------    Operating Officer and Director
William G. Shrader


/s/ James Yeager           Vice President-Finance (Principal      March 24, 2000
-----------------------    Financial and Accounting Officer),
James Yeager               Secretary and Treasurer


/s/ Jane Evans             Director                               March 24, 2000
-----------------------
Jane Evans


/s/ John C. Metz           Director                               March 24, 2000
-----------------------
John C. Metz

                        MAIN STREET AND MAIN INCORPORATED
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Public Accountants...................................  F-2

Consolidated Balance Sheets at December 27, 1999 and December 28, 1998.....  F-3

Consolidated Statements of Operations for the fiscal years ended
  December 27, 1999, December 28, 1998, and December 29, 1997..............  F-4

Consolidated Statements of Changes in Stockholders' Equity for
  the fiscal years ended December 27, 1999, December 28, 1998, and December 29, 1997....................................................  F-5

Consolidated Statements of Cash Flows for the fiscal years ended
  December 27, 1999, December 28, 1998, and December 29, 1997..............  F-6

Notes to Consolidated Financial Statements.................................  F-7

                               ARTHUR ANDERSEN LLP
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Main Street and Main Incorporated:

     We have audited the accompanying consolidated balance sheets of MAIN STREET AND MAIN INCORPORATED (a Delaware corporation) AND SUBSIDIARIES, (the Company) as of December 27, 1999 and December 28, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 27, 1999, December 28, 1998, and December 29, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 1999 and December 28, 1998, and the results of its operations and its cash flows for the years ended December 27, 1999, December 28, 1998, and December 29, 1997, in conformity with accounting principles generally accepted in the United States.

     As explained in Note 3 to the financial statements, effective December 29, 1998, the Company changed its method of accounting for start-up costs.


                                        /s/ ARTHUR ANDERSEN LLP

Phoenix, Arizona,
  February 23, 2000.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Par Value and Share Data)

                                                      December 27,  December 28,
                                                          1999         1998
                                                        --------     --------
ASSETS
Current assets
  Cash and cash equivalents ..........................  $  3,055     $  7,294
  Accounts receivable, net ...........................     3,434        2,096
  Inventories ........................................     1,453          840
  Prepaid expenses ...................................       621          593
                                                        --------     --------
      Total current assets ...........................     8,563       10,823
Property and equipment, net ..........................    58,006       39,195
Other assets, net ....................................     2,072        2,337
Franchise costs, net .................................    17,884       17,900
                                                        --------     --------
                                                        $ 86,525     $ 70,255
                                                        ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt ..................  $  1,830     $  1,365
  Accounts payable ...................................    14,033        4,183
  Other accrued liabilities ..........................     9,352        8,082
                                                        --------     --------
      Total current liabilities ......................    25,215       13,630
                                                        --------     --------
Long-term debt, net of current portion ...............    31,513       28,264
                                                        --------     --------
Other liabilities and deferred credits ...............     2,414        1,989
                                                        --------     --------
Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 2,000,000 shares
  authorized; no shares issued and outstanding in
  1999 and 1998 ......................................        --           --
Common stock, $.001 par value, 25,000,000 shares
  authorized; 10,025,776 and 9,976,416 shares issued
  and outstanding in 1999 and 1998, respectively .....        10           10
Additional paid-in capital ...........................    44,190       44,149
Accumulated deficit ..................................   (16,817)     (17,787)
                                                        --------     --------
                                                          27,383       26,372
                                                        --------     --------
                                                        $ 86,525     $ 70,255
                                                        ========     ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                                             Year Ended
                                                                -------------------------------------
                                                               December 27,  December 28,  December 29,
                                                                  1999          1998          1997
                                                                ---------     ---------     ---------
Revenue .....................................................   $ 140,294     $ 114,242     $ 107,018
                                                                ---------     ---------     ---------
Restaurant operating expenses
  Cost of sales .............................................      39,960        33,242        30,995
  Payroll and benefits ......................................      42,405        33,701        31,907
  Depreciation and amortization .............................       4,664         3,730         3,265
  Other operating expenses ..................................      38,923        31,004        30,589
                                                                ---------     ---------     ---------
       Total restaurant operating expenses ..................     125,952       101,677        96,756
                                                                ---------     ---------     ---------
Income from restaurant operations ...........................      14,342        12,565        10,262

  Amortization of intangible assets .........................         990           983           953
  General and administrative expenses .......................       5,955         4,906         4,559
  Preopening expenses .......................................       2,228           661           287
  New manager training expenses .............................       1,748           731           562
  Non-recurring items .......................................         494           (17)       (2,390)
  Management fee income .....................................        (865)       (1,082)         (979)
                                                                ---------     ---------     ---------
Operating income ............................................       3,792         6,383         7,270

  Interest expense and other, net ...........................       2,604         2,218         2,466
                                                                ---------     ---------     ---------
Income before income taxes, cumulative effect of change in
    accounting principle, and extraordinary item ............       1,188         4,165         4,804
  Provision for income taxes ................................          50            --            --
                                                                ---------     ---------     ---------
Net income before cumulative effect of change in accounting
    principle and extraordinary item ........................       1,138         4,165         4,804
  Extraordinary loss from debt extinguishment ...............          --            --        (1,638)
  Cumulative effect of change in accounting principle .......        (168)           --            --
                                                                ---------     ---------     ---------
Net income ..................................................   $     970     $   4,165     $   3,166
                                                                =========     =========     =========
Basic earnings per share
  Net income before cumulative effect of change in accounting
    principle and extraordinary item ........................   $    0.11     $    0.42     $    0.48
  Extraordinary loss from debt extinguishment ...............          --            --         (0.16)
  Cumulative effect of change in accounting principle .......       (0.02)           --            --
                                                                ---------     ---------     ---------
       Net income ...........................................   $    0.09     $    0.42     $    0.32
                                                                =========     =========     =========
Diluted earnings per share
  Net income before cumulative effect of change in accounting
    principle and extraordinary item ........................   $    0.11     $    0.39     $    0.47
  Extraordinary loss from debt  extinguishment ..............          --            --         (0.16)
  Cumulative effect of change in accounting principle .......       (0.02)           --            --
                                                                ---------     ---------     ---------
       Net income ...........................................   $    0.09     $    0.39     $    0.31
                                                                =========     =========     =========
  Weighted average number of shares outstanding
    -- Basic ................................................      10,008         9,976         9,918
                                                                =========     =========     =========
  Weighted average number of shares outstanding
    -- Diluted ..............................................      10,407        10,608        10,098
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

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In Thousands)


                                              Common Stock
                                           ---------------------      Additional
                                                          Par          Paid-in       Accumulated
                                            Shares       Value         Capital         Deficit        Total
                                           --------     --------       --------        --------      --------
BALANCE, December 30, 1996 ..............     8,718     $      9       $ 41,694        $(25,118)     $ 16,585
  Shares issued in connection with
    private placement (net) .............     1,250            1          2,447              --         2,448
  Shares issued in connection with
    options exercised ...................         3           --              4              --             4
  Net income ............................        --           --             --           3,166         3,166
                                           --------     --------       --------        --------      --------
BALANCE, December 29, 1997 ..............     9,971           10         44,145         (21,952)       22,203
  Shares issued in connection with
    options exercised ...................         5           --              4              --             4
  Net income ............................        --           --             --           4,165         4,165
                                           --------     --------       --------        --------      --------
BALANCE, December 28,1998 ...............     9,976           10         44,149         (17,787)       26,372
  Shares issued in connection with
    options exercised ...................        50           --             41              --            41
  Net income ............................        --           --             --             970           970
                                           --------     --------       --------        --------      --------
BALANCE, December 27, 1999 ..............    10,026     $     10       $ 44,190        $(16,817)     $ 27,383
                                           ========     ========       ========        ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                         Year Ended
                                                         -----------------------------------------
                                                        December 27,   December 28,    December 29,
                                                           1999           1998            1997
                                                        -----------    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................    $    970        $  4,165        $  3,166
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization ....................       5,654           5,374           4,505
  Non-recurring items ..............................         494             (17)         (2,391)
  Extraordinary loss from debt extinguishment ......          --              --           1,638
  Changes in assets and liabilities
    Accounts receivable, net .......................      (1,338)           (865)            122
    Inventories ....................................        (613)            203             124
    Prepaid expenses ...............................         (28)           (304)           (116)
    Other assets, net ..............................          29            (341)         (1,288)
    Accounts payable ...............................       9,850             293              57
    Other accrued liabilities ......................       1,201             554          (4,767)
                                                        --------        --------        --------
        Net Cash Flows -- Operating Activities......      16,219           9,062           1,050
                                                        --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid to acquire assets through business
    combination ....................................          --              --            (880)
  Cash received from note receivable ...............          --             757              --
  Cash paid to acquire additional interest in
   subsidiary ......................................        (500)             --              --
  Net additions to property and equipment ..........     (31,401)        (19,002)         (6,613)
  Cash paid to acquire franchise rights ............        (238)         (3,318)             --
  Sale of assets ...................................          --           2,062          17,326
  Cash received from sale-leaseback transactions....       7,926           6,791           1,641
                                                        --------        --------        --------
        Net Cash Flows -- Investing Activities......     (24,213)        (12,710)         11,474
                                                        --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock ...............          41               4           2,504
  Financing and offering costs paid ................          --              --             (52)
  Long-term debt borrowings ........................       5,296           5,620          21,554
  Principal payments on long-term debt .............      (1,582)         (1,532)        (32,293)
                                                        --------        --------        --------
        Net Cash Flows -- Financing Activities......       3,755           4,092          (8,287)
                                                        --------        --------        --------
NET CHANGE IN CASH AND CASH EQUIVALENTS ............      (4,239)            444           4,237
CASH AND CASH EQUIVALENTS, BEGINNING ...............       7,294           6,850           2,613
                                                        --------        --------        --------
CASH AND CASH EQUIVALENTS, ENDING ..................    $  3,055        $  7,294        $  6,850
                                                        ========        ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the year for interest ...........    $  3,218        $  2,557        $  3,404
                                                        ========        ========        ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND BASIS OF PRESENTATION

     Main Street and Main Incorporated (the "Company") is a Delaware corporation engaged in the business of acquiring, developing and operating restaurants. At December 27, 1999, the Company owned 48 T.G.I. Friday's restaurants and operated nine T.G.I. Friday's restaurants under management agreements. The Company also owned and operated six Redfish restaurants.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. All references to the Company herein refer to the Company and its subsidiaries.

FISCAL YEAR

     The Company operates on a fiscal year, which ends on the Monday closest to December 31.

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

2. RESTRUCTURING, REORGANIZATION AND NON-RECURRING ITEMS

     The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards ("SFAS") No.121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF", which the Company adopted in 1996. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from an asset to be held and used in operations is less than the carrying value of the asset, an impairment loss must be recognized in the amount of the difference between the carrying value and fair value. Assets to be disposed of must be valued at the lower of carrying value or fair value less costs to sell.

     During 1996, the Company implemented a long-term business strategy to place more emphasis on the core business and to dispose of underperforming core assets and non-core assets. As a result of implementing this strategy, combined with certain events occurring during fiscal years ended 1997, 1998, and 1999, the Company recognized a gain on sale of assets, certain non-recurring charges, and impairment of certain assets as follows (in thousands):

                MAIN STREET AND MAIN INCORPORATED AND SUBSIDIAIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


                                        December 27,  December 28,  December 29,
                                           1999          1998          1997
                                          -------       -------       -------
Gain on sale of assets ...............    $    --       $    --       $(5,231)
Impairment of non-core assets ........         --            --         1,660
Impairment of core assets held for
   disposal ..........................         --          (648)           --
Impairment of core assets used in
   operations ........................         --            --           842
Other non-recurring items ............        494           631           339
                                          -------       -------       -------
                                          $   494       $   (17)      $(2,390)
                                          =======       =======       =======

GAIN ON SALE OF ASSETS

     In January 1997, the Company sold five restaurants in northern California (the "Northern California Sale") for $10,800,000 in cash and entered into a management agreement with the buyer to manage the restaurants. This transaction resulted in a gain before taxes of approximately $1,595,000. Of the total proceeds, $8,000,000 was used to reduce the Company's existing debt, with the balance used for working capital purposes. Also in 1997, the Company sold eight T.G.I. Friday's restaurants in Washington, Oregon, Colorado and Nebraska. The sale price of these restaurants totaled $8,877,000 and resulted in a gain before taxes of approximately $3,636,000.

IMPAIRMENT OF NON-CORE ASSETS

     In December 1993, the Company sold its dairy and food distribution business for $7,500,000, including a promissory note in the amount of $6,000,000 due on December 31, 1996. During the second quarter of 1996, the debtor on the $6,000,000 promissory note sold assets related to its dairy operations, which represented a significant portion of the collateral securing the note. The debtor used cash from the sale to pay down its senior debt and to provide working capital for its ice cream novelty production facility. Due to uncertainty of the business, the Company's promissory note, net of the deferred gain booked at the time of the initial sale, was written down by $4,136,000 during 1996. During 1997, the Company wrote off the remaining carry value of $1,000,000 due to further adverse developments with the dairy and food distribution business. As of December 27, 1999 none of the promissory note has been paid.

     In May 1991, the Company entered into a five-year management assistance agreement with AsianStar Co., Ltd. ("AsianStar"), a Korean company affiliated with a former director of the Company, to provide management services and
expertise  relative  to  the  development  and  operation  of  T.G.I.   Friday's
restaurants in the Republic of Korea. The management assistance agreement provided for the Company to receive a fee of 3% of the net revenue of the first two restaurants developed in Seoul, Korea. In 1996, the Company finalized an agreement with AsianStar to exchange its receivable for a $1,660,000 ownership interest in AsianStar. Due to the uncertainty of the Korean venture and the estimated length of time before the Company will receive any return on its investment, a $1,000,000 impairment loss was taken during 1996. The Company's investment in the Korean venture was approximately $660,000 as of December 30, 1996. During 1997, the Company wrote off the remaining carrying value of this investment due to further uncertainty of the Korean venture resulting from a down turn in the Korean economy. As of December 27, 1999, the Company has not realized cash from this venture.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


IMPAIRMENT OF CORE ASSETS HELD FOR DISPOSAL

     During 1996, the Company recorded a $5,541,000 charge to write off property and equipment and pre-opening costs associated with two of the Company's recently developed restaurants. One of the restaurants was a Front Row Sports
Grill in Portland, Oregon and the other was a T.G.I. Friday's restaurant in Denver, Colorado. During 1998, a favorable lease payoff was negotiated related to the Front Row Sports Grill. A $648,000 gain was recognized in connection with the lease settlement, resulting in a reversal of the remaining reserve.

IMPAIRMENT OF CORE ASSETS USED IN OPERATIONS

     During 1997, the Company recorded a charge of $874,000 related primarily to two Redfish restaurants where undiscounted cash flows did not support the carrying value of assets.

NON-RECURRING ITEMS

     Non-recurring items include severance, contract termination, professional services costs, and other non-recurring charges.

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

     In 1998, the Company increased the reserve for projected losses by approximately $631,000. The reserve was decreased by approximately $648,000 related to a favorable lease settlement and approximately $731,000 in other costs and legal fees associated with terminating the lease. The reserve balance in other accrued liabilities at December 28, 1998 was approximately $1,367,000 for the remaining severance, legal, and condemnation costs.

     In 1999, the Company increased the provision for non-recurring items and the reserve for projected losses by approximately $494,000. This represents (a) a decrease in the reserve of approximately $341,000 related to an adjustment of legal and settlement costs and (b) an increase in the reserve of approximately $835,000 in connection with the settlement of a lawsuit in February 2000. The reserve balance in other accrued liabilities at December 27, 1999 was approximately $1,153,000 for the remaining estimated legal and settlement costs.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


     Valuation and qualifying accounts and reserves for the years ended December 27,1999, December 28,1998, and December 29, 1997 consist of the following:

                                  Balance At                                  Balance At
                                  Beginning      Expense                         End
                                  of Period      Recorded       Other         of Period
                                 -----------   -----------   -----------     -----------
RESERVE FOR PROJECTED LOSSES:

  Year ended December 27, 1999   $ 1,367,000   $   494,000   $  (708,000)(1)  $ 1,153,000
  Year ended December 28, 1998     2,115,000       631,000    (1,379,000)(2)    1,367,000
  Year ended December 29, 1997     1,572,000       572,000       (29,000)(1)    2,115,000

INSURANCE AND CLAIMS RESERVES:

  Year ended December 27, 1999     1,282,400     3,909,000    (3,597,600)(3)    1,593,800
  Year ended December 28, 1998     1,536,500     3,234,000    (3,488,100)(3)    1,282,400
  Year ended December 29, 1997       613,400     3,181,000    (2,257,900)(3)    1,536,500

----------
(1)  Cash paid for projected losses.
(2) Represents cash paid in the amount of approximately $731,000 and recovery of a prior period charge in the amount of approximately $648,000.
(3)  Claims paid

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements reflect the application of the following accounting policies:

CASH EQUIVALENTS

     Cash  equivalents   include   short-term   money  market   investments  and
certificate of deposit accounts with original maturities of 90 days or less from purchase.

REVENUE RECOGNITION

     Revenue from restaurant sales is recognized when food and beverage items are sold.

INVENTORIES

     Inventories consist primarily of food, beverages and supplies and are stated at the lower of cost (first-in, first-out (FIFO)) or net realizable value.

FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to the short-term maturities of these instruments. The revolving lines of credit approximate fair value as they bear interest at indexed rates. In management's opinion, fixed rate long-term debt is currently at rates that could be obtained if the Company were to acquire similar debt.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost, depreciated on a straight-line basis over the estimated useful lives, and consist of the following (in thousands):

                                                      December 27,  December 28,
                                       Useful Lives      1999           1998
                                       ------------      ----           ----
Land .................................       --        $    534      $    897
Building and leasehold improvements...     5-20          44,937        24,324
Kitchen equipment ....................     5-7           15,431        10,354
Restaurant equipment .................     5-10           6,472         4,870
Smallwares and decor .................     5-10           5,849         4,678
Office equipment and furniture .......     5-7            3,009         1,687
                                                       --------      --------
                                                         76,232        46,810
Less: Accumulated depreciation and
      amortization ...................                  (19,457)      (14,914)
                                                       --------      --------
                                                         56,775        31,896
Construction in progress .............                    1,231         7,299
                                                       --------      --------
      Total ..........................                 $ 58,006      $ 39,195
                                                       ========      ========

     Depreciation expense was $4,734,000 for 1999, $3,786,000 for 1998, and $3,920,000 for 1997.

FRANCHISE COSTS

       The Company has paid certain franchise costs for the exclusive right to operate restaurants in its franchise territories. These costs are being amortized on a straight-line basis and consist of the following (in thousands):

                                     Amortization   December 27,    December 28,
                                        Period         1999            1998
                                        ------         ----            ----
Franchise fees and license costs......  20-30        $21,930         $21,093
Prepaid franchise fees ...............     --             --             100
                                                     -------         -------
                                                      21,930          21,193
Less: Accumulated amortization........                (4,046)         (3,293)
                                                     -------         -------
      Total ..........................               $17,884         $17,900
                                                     =======         =======

Franchise fees and license costs represent the value assigned to the franchise agreements in the regions acquired and to the licenses to operate the restaurants. These agreements provide for an initial term of 20 to 30 years with two renewal terms of 10 years each. Prepaid franchise fees relate to the restaurants the Company is committed to develop under the terms of the development agreements (Note 7).

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


PREOPENING COSTS

     On December 29, 1998, the Company adopted Statement of Position 98-5 ("SOP 98-5") "REPORTING ON THE COSTS OF START-UP ACTIVITIES", as promulgated by the American Institute of Certified Public Accountants, which requires that the Company expense preopening expenses as they are incurred. Prior to January 1, 1999, such expenses were capitalized and amortized over a period of one year. The cumulative effect of this change in accounting principle resulted in a charge of $168,000 on January 1, 1999.

OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following (in thousands):

                                                   December 27,    December 28,
                                                       1999           1998
                                                      ------         ------
     Accrued payroll ........................         $2,888         $2,079
     Reserve for projected losses ...........          1,153          1,367
     Accrued sales tax ......................          1,174            899
     Other accrued liabilities ..............          4,137          3,737
                                                      ------         ------
             Total ..........................         $9,352         $8,082
                                                      ======         ======

INCOME TAXES

       The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No.109, "ACCOUNTING FOR INCOME TAXES". Under the liability method, deferred taxes are provided based on the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, using enacted tax rates in the years in which the differences are expected to reverse.

EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No.128, "EARNINGS PER SHARE", which supersedes Accounting Principles Board ("APB") Opinion No. 15, "EARNINGS PER SHARE", the existing authoritative guidance. The statement modifies the calculation of primary and fully diluted earnings per share ("EPS") and replaces them both with basic and diluted EPS. The following table sets forth basic and diluted EPS computations for the years ended December 27, 1999, December 28, 1998, and December 29, 1997 (in thousands, except per share amounts):

                                    1999                         1998                         1997
                        ---------------------------  ---------------------------  ---------------------------
                                   Per Share                  Per Share                     Per Share
                        Net Income  Shares   Amount  Net Income  Shares   Amount  Net Income  Shares   Amount
                        ----------  ------   ------  ----------  ------   ------  ----------  ------   ------
Basic EPS ...............  $970     10,008   $0.09    $4,165      9,976   $0.42     $3,166     9,918    $0.32
Effect of stock options
 and warrants ...........    --        399      --        --        632      --         --       180       --
                           ----     ------   -----    ------     ------   -----     ------    ------    -----
Diluted EPS .............  $970     10,407   $0.09    $4,165     10,608   $0.39     $3,166    10,098    $0.31
                           ====     ======   =====    ======     ======   =====     ======    ======    =====

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     Effective December 30, 1997, the Company adopted SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements.

     The Company has determined that it has one reportable operating segment. Although the Company has two operating segments that are managed based on its restaurant concepts, T.G.I. Friday's and Redfish, the Redfish operating segment is immaterial to the Company as a whole and does not meet the reportable thresholds of SFAS No. 131.

     As a result of the foregoing, the Company has determined that it is appropriate to present one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its operating segments as the Company's consolidated financial statements present its one reportable segment.

RECLASSIFICATIONS

     Certain amounts in 1997 and 1998 have been reclassified to conform with the 1999 presentation.

4. INCOME TAXES

     Deferred income taxes arise due to differences in the treatment of income and expense items for financial reporting and income tax purposes. In prior years, the Company generated net operating losses and in 1999, 1998, and 1997 the Company utilized net operating losses. The effect of temporary differences and carryforwards that gave rise to deferred tax balances at December 27, 1999 and December 28, 1998 were as follows (in thousands):

                                 Temporary Differences
                                 ---------------------   Tax Carry  Net Deferred
December 27, 1999                Deductible    Taxable    Forwards   Tax Assets
-----------------                ----------    -------    --------   ----------

Excess tax over book depreciation
 and amortization ...............  $   --     $(3,185)    $    --     $(3,185)
Provision for estimated expenses    1,353          --          --       1,353
Non-recurring items and other ...   2,386         300          --       2,086
FICA and other credits ..........      --          --       4,335       4,335
Net operating loss carryforward .      --          --       4,223       4,223
Valuation reserve ...............      --          --      (8,390)     (8,390)
                                   ------     -------     -------     -------
      Total .....................  $3,739     $(3,485)    $   168     $   422
                                   ======     =======     =======     =======

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

                                 Temporary Differences
                                 ---------------------   Tax Carry  Net Deferred
December 28, 1998                Deductible    Taxable    Forwards   Tax Assets
-----------------                ----------    -------    --------   ----------

Excess tax over book depreciation
 and amortization ...............  $   --     $(3,296)     $    --      $(3,296)
Provision for estimated expenses    1,290          --           --        1,290
Non-recurring items and other ...   2,481         438           --        2,043
FICA and other credits ..........      --          --        3,403        3,403
Net operating loss carryforward .      --          --        4,849        4,849
Valuation reserve ...............      --          --       (7,921)      (7,921)
                                   ------     -------      -------      -------
              Total .............  $3,771     $(3,734)     $   331      $   368
                                   ======     =======      =======      =======

     The amounts recorded as net deferred tax assets at December 27, 1999 and December 28, 1998 are included as a component of other assets in the consolidated balance sheets. The remaining net deferred tax asset as of December 27, 1999 consists primarily of the benefits to be obtained from the use of net operating loss carryforwards and credits expected to be realized in the future. The Company has determined that a 100% valuation allowance is appropriate on the net operating loss as a result of the Company's current restaurant expansion plans. The Company will re-evaluate the need for a valuation allowance at each quarter.

     At December 27, 1999, the Company had approximately $10,400,000 of federal net operating and capital loss carryforwards to be used to offset future income for income tax purposes. These carryforwards expire in the years 2002 to 2012.

     Reconciliations of the federal income tax rate to the Company's effective tax rate were as follows:

                                      December 27,   December 28,   December 29,
                                          1999          1998           1997
                                          ----          ----           ----

Statutory federal rate ...............    34.0%        34.0%           34.0%
State taxes, net of federal benefit...     6.0          6.0             6.0
Nondeductible expenses ...............     1.4          6.3             7.5
Benefit of FICA credit ...............   (58.7)       (15.2)          (18.0)
Change in valuation allowance ........    21.5        (31.1)          (29.5)
                                         -----        -----           -----
                                           4.2%         0.0%            0.0%
                                         =====        =====           =====

5. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                   Maturity                           December 27,   December 28,
                                    Dates        Interest Rates          1999           1998
                                    -----        --------------          ----           ----
Term Loan II....................     2012      9.457% and the one      $19,329        $20,116
                                                month LIBOR rate
                                              plus 320 basis points
Other notes payable and
  line of credit ...............  1999-2015       7.75 - 11%            14,014          9,513
                                                                       -------        -------
                                                                        33,343         29,629
Less current portion............                                        (1,830)        (1,365)
                                                                       -------        -------
Total...........................                                       $31,513        $28,264
                                                                       =======        =======

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     In March 1997, the Company repaid existing debt with $8,000,000 of proceeds from the Northern California sale (Note 2) and with proceeds from new borrowings. The new borrowings ("Term Loan II") consist of five notes from one lender. Three of the notes bear interest at 9.457% and two of the notes bear interest at the one month LIBOR rate plus 320 basis points. All of the notes are payable in equal monthly installments of principal and interest of approximately $223,000 (combined) until the notes are paid in full on May 1, 2012. Proceeds from the Term Loan II were also used to repay a note payable to Carlson Restaurants Worldwide including accrued interest of $301,000, with the remaining proceeds used for general corporate purposes. The early extinguishment of the existing debt resulted in an extraordinary loss of $1,638,000 before income taxes.

     The Term Loan II is secured by the assets of 16 T.G.I. Friday's restaurants and contains one financial covenant relative to a fixed charge coverage ratio, which the Company currently is in compliance with. Assets at 33 T.G.I. Friday's restaurants and assets at three Redfish restaurants have been pledged as collateral for other notes payable.

     During April 1999, the Company obtained a $5.0 million revolving line of credit with another lender. The line of credit is available to finance construction and other costs associated with developing new restaurants. Borrowings under the line of credit bear interest at prime plus 112.5 basis points. The line of credit includes covenants related to the Company's net worth, fixed charge coverage ratio, profitability, and access to capital. The Company was in compliance with these covenants at December 27, 1999. The line of credit matures on July 17, 2000. At December 27, 1999, the Company had no borrowings outstanding under this line of credit.

     During November 1999, the Company entered into two working capital reducing revolver loan agreements with another lender. One agreement provides for a maximum of $8,050,000 to finance 80% of the costs to develop seven T.G.I. Friday's restaurants. Borrowings under this agreement will mature in 10 years. These borrowings are secured by the assets financed with the borrowings and are guaranteed by certain of the Company's subsidiaries. The other agreement provides for a maximum of $3,150,000 to finance 80% of the costs to furnish and equip seven T.G.I. Friday's restaurants. Borrowings under this agreement are secured by the assets financed with the borrowings and will mature in seven years. Borrowings under both agreements bear interest at 2.65% over the "30-Day Dealer Commercial Paper Rate," as defined in the agreements, or a combined rate of 9.1% at December 27, 1999. At December 27, 1999, the Company had outstanding borrowings of $1,600,000 under these agreements. These agreements include covenants related to the Company's fixed charge coverage ratio and debt to adjusted cash flow ratio. The Company was in compliance with these covenants at December 27, 1999.

     Maturities of long-term debt, giving effect to the new borrowings discussed above, are as follows at December 27, 1999 (in thousands):

            2000............................... $ 1,830
            2001...............................   2,012
            2002...............................   2,356
            2003...............................   1,965
            2004...............................   2,135
            Thereafter.........................  23,045
                                                -------
                    Total...................... $33,343
                                                =======

6. STOCKHOLDERS' EQUITY

     In January 1997, the Company sold 1,250,000 shares of its Common Stock to various investors, including 500,000 shares purchased by two officers of the Company, for total proceeds of $2,500,000.

STOCK OPTIONS

     In July 1990, the Company's Board of Directors approved a stock option plan ("the 1990 Plan"). The 1990 Plan provides for the issuance of up to 250,000 options to acquire shares of the Company's Common Stock. The options are intended to qualify as incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986 or as options which are not intended to meet the requirements of such section ("non-statutory stock options"). Awards granted under the 1990 Plan also may include stock appreciation rights, restricted stock awards, phantom stock, performance shares or non-employee director options.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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


     In 1996, the Company adopted the 1995 Stock Option Plan ("the 1995 Plan"), with terms comparable to the 1990 Plan, covering 325,000 shares of Common Stock. In 1999, the Company adopted the 1999 Incentive Stock Plan ("the 1999 Plan"), with terms comparable to the 1990 Plan, covering 1,000,000 shares of Common Stock.

     During 1997, the Company canceled certain outstanding options and granted new options under the 1990 and 1995 Plans.

     In addition to the 1990, 1995, and 1999 Stock Option Plans, the Company's Board of Directors approved the issuance of 425,000 non-statutory stock options to two of the Company's officers during 1997, the issuance of 210,000 non-statutory stock options to two of the Company's officers during 1998, and 460,000 non-statutory stock options to two of the Company's officers in 1999.

     Stock options as of December 27, 1999, December 28, 1998, and December 29, 1997 is as follows:

                                                    1999                    1998                   1997
                                              ------------------     ------------------     ------------------
                                               Weighted Average       Weighted Average       Weighted Average
                                                         Exercise               Exercise               Exercise
                                              Options      Price     Options      Price     Options      Price
                                              -------      -----     -------      -----     -------      -----
Options outstanding at beginning of
   period ................................    2,381,000    $2.98    2,077,500     $2.90    1,596,500     $3.40
Granted ..................................      737,000     3.30      416,000      3.27      781,950      2.46
Exercised ................................     (234,459)    2.42       (2,500)     2.50       (2,200)     2.50
Canceled .................................     (444,541)    3.77     (110,000)     2.54     (298,750)     3.51
                                             ----------             ----------            ----------
Options outstanding at end of period......    2,439,000     3.22    2,381,000      2.98    2,077,500      2.90
                                             ==========             ==========            ==========

Exercisable at end of period .............    1,642,544     2.79    1,590,577      2.56    1,224,291      3.40
                                             ==========             ==========            ==========
Weighted average fair value of options
   granted ...............................   $     1.82            $     1.87             $     1.44
                                             ==========            ==========             ==========

     Entities electing to retain the accounting under APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25; therefore, no compensation cost is recognized in the accompanying financial statements for stock based employee awards. The Company has computed, for pro forma disclosure purposes, the value of all options granted since January 1, 1995, using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                 1999        1998        1997
                                                Options     Options    Options
                                                -------     -------    -------

      Risk free interest rate..................   5.95%       5.42%      6.2%
      Expected dividend yield..................   0.0%        0.0%       0.0%
      Expected lives in years..................   4.0         4.0        4.0
      Expected volatility......................  65.8%       70.6%      71.3%

     If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company's net income and earnings per share would have been reported as follows (in thousands, except per share amounts):

                                     December 27,   December 28,    December 29,
                                        1999           1998             1997
                                        ----           ----             ----
      Net income:
        Pro Forma .................    $ 169          $3,351           $2,442
      Earnings per share:
        Pro Forma-Basic............     0.02            0.34             0.25
        Pro Forma-Diluted..........     0.02            0.32             0.24

     The effects of applying SFAS No. 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income and earnings per share (basic and diluted) for future years, because options vest over several years and additional awards are made each year.

COMMON STOCK WARRANTS

     As of December 27, 1999 and December 28, 1998, the Company had outstanding warrants to acquire its securities as follows:

                                                             1999         1998
                                                             ----         ----
Common Stock to be acquired by warrants issued to
 lenders in connection with the issuance of
 debt; exercisable at $9.08 through March 2004............  231,277      231,277
                                                            =======      =======

7. COMMITMENTS AND CONTINGENCIES

DEVELOPMENT AGREEMENTS

     The Company is obligated under four separate development agreements to open 39 new T.G.I. Friday's restaurants through 2003. The development agreements give Carlson Restaurants Worldwide Inc. (formerly TGI Friday's, Inc.) certain remedies in the event the Company fails to timely comply with the development agreements, including the right, under certain circumstances, to reduce the number of restaurants the Company may develop in related franchised territory or to terminate the Company's exclusive rights to develop restaurants in the related franchised territory. The Company's development territories include Arizona, Nevada, New Mexico, California and the Kansas City and El Paso metropolitan areas.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


FRANCHISE, LICENSE AND MARKETING AGREEMENTS

     In accordance with the terms of the T.G.I. Friday's restaurant franchise agreements, the Company is required to pay franchise fees of $50,000 for each restaurant opened. The Company also is required to pay a royalty of up to 4% of gross sales. Royalty expense was approximately $4,830,000, $3,929,000, and $4,120,000 under these agreements during 1999, 1998, and 1997, respectively. In addition, the Company could be required to spend up to 4% of gross sales on marketing. Marketing expense under these agreements was approximately $2,733,000, $1,805,000, and $1,919,000 during 1999, 1998, and 1997, respectively.

OPERATING LEASES

     The Company leases land and restaurant facilities under operating leases having terms expiring at various dates through January 2021. The restaurant leases have from two to three renewal clauses of five years each at the option of the Company and have provisions for contingent rentals based upon percentage of gross sales as defined. The Company's minimum future lease payments as of December 27, 1999 were as follows (in thousands):

        2000..................................................     $  7,512
        2001..................................................        8,199
        2002..................................................        8,251
        2003..................................................        8,130
        2004..................................................        7,829
        Thereafter............................................       90,211
                                                                   --------
                Total.........................................     $130,132
                                                                   ========

     Rental expense during 1999, 1998, and 1997 was approximately $6,948,000, $5,604,000, and $5,081,000, respectively. In addition, the Company paid contingent rentals of $678,000, $523,000, and $499,000 during 1999, 1998, and
1997,  respectively.  The  difference  between  rent  expense  and rent  paid is included in other liabilities and deferred credits in the accompanying consolidated balance sheets.

CONTINGENCIES

     In the normal course of business, the Company is named as a defendant in various litigation matters. In management's opinion, the ultimate resolution of these matters will not have a material impact on the Company's financial position or results of operations.

     The Company is also subject, from time to time, to audit by various taxing authorities reviewing the Company's income, property, sales, use and payroll taxes. Management believes that any finding from such audits will not have a material impact on its financial position or results of operations.

8. BENEFIT PLANS

     The Company maintains a 401(k) Savings Plan for all of its employees. The Company currently matches 50% of the participants' contributions for the first 4% of the participants' compensation. Contributions by the Company were approximately $122,000, $100,000, and $78,000 during 1999, 1998, and 1997, respectively.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


9. RELATED PARTY TRANSACTIONS

     In October 1997, the Company sold three T.G.I. Friday's restaurants in Colorado and Nebraska to Sherman Restaurants, LLC for $2,768,000 (Note 2). Sherman Restaurants, LLC is controlled by Samuel Sherman, the brother of Steven Sherman, who served as a director of the Company until February 2000.

     In December 1993, the Company entered into a five-year lease agreement for corporate office space with an entity controlled by Steven Sherman. During 1998 the lease was amended to extend the original term through January 31, 2004. Approximately $244,000, $177,000, and $172,000 was paid in rent for this leased space during 1999, 1998, and 1997, respectively.