Form 10-Q
period 2000-03-27
MAIN STREET & MAIN INC
filed 2000-05-15
CIK 847466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly Period Ended March 27, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock, $.001 par value, of registrant outstanding at May 9, 2000: 10,029,126

                        MAIN STREET AND MAIN INCORPORATED

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements - Main Street and Main Incorporated

        Consolidated Balance Sheets - March 27, 2000 and
        December 27, 1999                                                      3

        Consolidated Statements of Operations - Three Months
        Ended March 27, 2000 and March 29, 1999                                4

        Consolidated Statements of Cash Flows - Three Months
        Ended March 27, 2000 and March 29, 1999                                5

        Notes to Consolidated Financial Statements -
        March 27, 2000                                                         6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                  8

Item 3. Quantitative and Qualitative Disclosures About Market Risk            12

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      13

SIGNATURES                                                                    14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MAIN STREET AND MAIN INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                    March 27,     December 27,
                                                      2000            1999
                                                    --------        --------
                                                  (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                         $  4,332        $  3,055
  Accounts receivable, net                             2,955           3,434
  Inventories                                          1,636           1,453
  Prepaid expenses                                       563             621
                                                    --------        --------
    Total current assets                               9,486           8,563

Property and equipment, net                           65,154          61,006
Other assets, net                                      2,007           2,072
Franchise costs, net                                  17,993          17,884
                                                    --------        --------

                                                    $ 94,640        $ 89,525
                                                    ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                 $  1,830        $  1,830
  Accounts payable                                     8,271          14,033
  Other accrued liabilities                           12,374          12,352
                                                    --------        --------
    Total current liabilities                         22,475          28,215
                                                    --------        --------

Long-term debt, net of current portion                41,861          31,513
                                                    --------        --------

Other liabilities and deferred credits                 2,507           2,414
                                                    --------        --------
Commitments and contingencies

Stockholders' Equity:
Common stock, $.001 par value,
  25,000,000 shares authorized;
  10,029,126 and 10,025,776 shares issued and
  outstanding in 2000 and 1999, respectively              10              10
Additional paid-in capital                            44,200          44,190
Accumulated deficit                                  (16,413)        (16,817)
                                                    --------        --------
                                                      27,797          27,383
                                                    --------        --------

                                                    $ 94,640        $ 89,525
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

                        MAIN STREET AND MAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                        Three Months Ended
                                                  ------------------------------
                                                  March 27, 2000  March 29, 1999
                                                  --------------  --------------
Revenue                                              $ 44,339       $ 31,464
                                                     --------       --------
Restaurant Operating Expenses:
 Cost of sales                                         13,273          8,964
 Payroll and benefits                                  13,644          9,389
 Depreciation and amortization                          1,623          1,041
 Other operating expenses                              11,862          8,497
                                                     --------       --------
    Total restaurant operating expenses                40,402         27,891
                                                     --------       --------

Income from restaurant operations                       3,937          3,573

Other Operating (Income) Expenses:
 Amortization of intangible assets                        233            258
 General and administrative expenses                    1,659          1,281
 Preopening expenses                                      526            639
 New manager training expenses                            441            326
 Management fee income                                   (138)          (233)
                                                     --------       --------

Operating income                                        1,216          1,302

Interest expense, net                                     898            571
                                                     --------       --------

Income before income taxes                                318            731

Income tax benefit                                         86             --
                                                     --------       --------
Net income before cumulative
  effect of change in accounting principle                404            731
Cumulative effect of change in accounting
  principle                                                --            168
                                                     --------       --------
Net income                                           $    404       $    563
                                                     ========       ========
Basic Earnings Per Share:
Net income before cumulative effect of change
  in accounting                                      $   0.04       $   0.07
Cumulative effect of change in accounting
  principle                                                --          (0.02)
                                                     --------       --------
          Net income                                 $   0.04       $   0.05
                                                     ========       ========

Diluted Earnings Per Share:
Net income before cumulative
  effect of change in accounting principle           $   0.04       $   0.07

Cumulative effect of change in
  accounting principle                                     --           (.02)
                                                     --------       --------
          Net income                                 $   0.04       $   0.05
                                                     ========       ========

Weighted average shares outstanding-basic              10,028          9,989
                                                     ========       ========
Weighted average shares outstanding-diluted            10,346         10,323
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

                        MAIN STREET AND MAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                        Three Months Ended
                                                  ------------------------------
                                                  March 27, 2000  March 29, 1999
                                                  --------------  --------------
Cash Flows From Operating Activities:
  Net Income                                         $    404       $   563
  Adjustments to reconcile net income to net
    cash flows - operating activities:
    Depreciation and amortization                       1,856         1,299
    Non-cash compensation expense for
      issuance of common stock to certain
      employees                                            10            --
    Changes in assets and liabilities:
      Accounts receivable, net                            479          (289)
      Inventories                                        (183)         (184)
      Prepaid expenses                                     58            70
      Other assets, net                                    38           170
      Accounts payable                                 (5,762)          827
      Other accrued liabilities and
        deferred credits                                  115           (50)
                                                     --------       -------
        Net Cash Flows - Operating Activities          (2,985)        2,406
                                                     --------       -------

Cash Flows From Investing Activities:
  Purchases of property and equipment                  (5,787)       (4,806)
    Cash received from sale-leaseback
      transactions                                         --         1,678
    Cash paid to acquire franchise rights                (299)           --
                                                     --------       -------
        Net Cash Flows - Investing Activities          (6,086)       (3,128)
                                                     --------       -------
Cash Flows From Financing Activities:
    Long-term debt borrowings                          10,848            --
    Principal payments on long-term debt                 (500)         (347)
                                                     --------       -------
        Net Cash Flows - Financing Activities          10,348          (347)
                                                     --------       -------

Net change in cash and cash equivalents                 1,277        (1,069)

Cash and cash equivalents, beginning                    3,055         7,294
                                                     --------       -------

Cash and cash equivalents, end                       $  4,332       $ 6,225
                                                     ========       =======

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest         $  1,010       $   714
                                                     ========       =======
    Cash paid during the period for income taxes     $     --       $    --
                                                     ========       =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MAIN STREET AND MAIN INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 27, 2000
                                   (Unaudited)

1. The accompanying financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management of the Company believes that the disclosures are adequate to make the information presented not misleading. For a complete description of the accounting policies, see the Company's Form 10-K Annual Report for the year ended December 27, 1999.

2.   The Company operates on fiscal quarters of 13 weeks.

3. The results of operations for the three months ended March 27, 2000 are not necessarily indicative of the results to be expected for a full year.

4. On the first day of its 1999 fiscal year, December 29, 1998, the company adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities." Pursuant to this accounting requirement, the costs of start-up activities are expensed as incurred. The adoption of SOP 98-5 resulted in deferred preopening costs on the Company's consolidated balance sheet at December 28, 1998 of $168,000, or $0.02 per share, being charged to operations as the cumulative effect of a change in accounting principle during the quarter ended March 29, 1999. Additionally, pursuant to SOP 98-5, preopening costs of $526,000, or $0.05 per share, were charged to operations during the three months ended March 27, 2000.

5. During the three months ended March 27, 2000, the Company charged approximately $921,000 in legal and condemnation costs against the reserve for projected losses, principally as the result of the settlement of a lawsuit in February 2000 as noted in the Company's Form 10-K for the year ended December 27, 1999. The reserve balance in other accrued liabilities at March 27, 2000 was approximately $232,000 for legal and condemnation costs.

6. Effective December 30, 1997, the Company adopted SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements.

     The Company has determined that it has one reportable operating segment. Although the Company has two operating segments that are managed based on our restaurant concepts, T.G.I. Friday's and Redfish, the Redfish operating segment is not material to the Company as a whole and does not meet the reportable thresholds of SFAS No. 131.

     As a result of the foregoing, the Company has determined that it is appropriate to present one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its operating segments as its consolidated financial statements present its one reportable segment.

7. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, which was to be applied prospectively, is effective for the Company's quarter ending March 27, 2000. In June 1999, the FASB issued Statement of Financial Accounting Standards 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. This statement deferred the effective date of SFAS No. 133 to the Company's quarter ending April 2, 2001. The Company is currently evaluating the impact of SFAS No. 133 on its future results of operations and financial position.

8. Reserves for projected losses and contingencies were reduced significantly due to the settlement and payment of a pending lawsuit in February 2000 (see note 5). Management feels current reserves are adequate to cover all known losses and contingencies.

9. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "EARNINGS PER SHARE," which supersedes Accounting Principles Board ("APB") Opinion No. 15, "EARNINGS PER SHARE," the existing authoritative guidance. The statement modifies the calculation of primary and fully diluted earnings per share ("EPS") and replaces them both with basic and diluted EPS. The following table sets forth basic and diluted EPS computations for the quarters ended March 27, 2000 and March 29, 1999 (in thousands, except per share amounts):

                                     2000                              1999
                       -------------------------------   -------------------------------
                                             Per Share                        Per Share
                       Net Income   Shares    Amount     Net Income   Shares    Amount
                       ----------   ------    ------     ----------   ------    ------
Basic EPS                 $404      10,028    $0.04         $563       9,989    $0.05
Effect of stock
options and warrants        --         318       --           --         334       --
                          ----      ------    -----         ----      ------    -----
Diluted EPS               $404      10,346    $0.04         $563      10,323    $0.05
                          ====      ======    =====         ====      ======    =====

10. Certain amounts in 1999 have been reclassified to conform with the 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

                                                        Three Months Ended
                                                  ------------------------------
                                                  March 27, 2000  March 29, 1999
                                                  --------------  --------------

Revenue                                                100.0%         100.0%
                                                       -----          -----

Restaurant Operating Expenses:
  Cost of sales                                         29.9           28.5
  Payroll and benefits                                  30.8           29.8
  Depreciation and amortization                          3.7            3.8
  Other operating expenses                              26.7           27.0
                                                       -----          -----
    Total restaurant operating expenses                 91.1           88.6
                                                       -----          -----

Income from restaurant operations                        8.9           11.4

Other Operating (Income) Expenses:
  Amortization of intangible assets                      0.5            0.8
  General and administrative expenses                    3.7            4.1
  Preopening expenses                                    1.2            2.0
  New manager training expenses                          1.0            1.1
  Management fee income                                 (0.3)          (0.7)
                                                       -----          -----

Operating income                                         2.7            4.1

  Interest expense, net                                  2.0            1.8
                                                       -----          -----
Income before income taxes and cumulative effect
  of change in accounting principle                      0.7            2.3

  Income tax benefit                                      --             --
                                                       -----          -----
Net income before cumulative effect of change
  in accounting principle                                0.7%           2.3%
                                                       =====          =====

QUARTER ENDED MARCH 27, 1999 COMPARED WITH QUARTER ENDED MARCH 29, 1999

Revenue for the three months ended March 27, 2000 increased by 41% to $44,339,000 compared with $31,464,000 for the comparable period in 1999. This significant increase is attributed to the opening of 13 new restaurants in 1999 and three in the first quarter of 2000 along with a same-store sales increase of 7.5% for the quarter as compared with 6.8% for the same period in 1999. The 7.5% same-store sales increase, which is the largest quarterly improvement in our Company's history is attributed to both a new marketing program and a favorable economy in the majority of the markets we serve. In addition, the sales performance of the majority of our new units are out-performing our expectations.

Cost of sales as a percentage of revenue for the three months ended March 27, 2000 increased to 29.9% for the three months ended March 27, 2000 as compared with 28.5% in the same period in 1999. Cost of sales increased as result of the discontinuance of business with our major food supply vendor, Ameriserve. The situation with Ameriserve had the effect of requiring all of our restaurants to seek alternate sources of supply at generally higher prices and less beneficial terms. An expanded discussion on Ameriserve is included later in this report.

Payroll and benefit costs as a percentage of revenue were 30.8% for the three months ended March 27, 2000 as compared with 29.8% for the same period in 1999. The increase is primarily due to the Ameriserve situation and the resulting inefficiencies created in our restaurants as management had to expend additional efforts to acquire necessary inventory and supplies. The other significant pressure on labor costs was the increased staffing needs during the initial months of operation for newly opened restaurants. Once a restaurant has reached operating maturity, labor costs as a percentage of revenue will be normalized.

Depreciation and amortization expense has remained in line with our revenue growth at 3.7% of revenue for the three months ended March 27, 2000 as compared with 3.8% of revenue for the same period in 1999.

Other operating expenses decreased as a percentage of revenue to 26.8% in the three months ended March 27, 2000 from 27.0% in the comparable period in 1999. These decreased costs as a percentage of revenue are due primarily to the effect of leveraging our fixed costs over a substantially improved same-store sales base despite the pressure of increased costs created in the new restaurants.

Amortization of intangible assets declined as a percentage of revenue to 0.5% for the three months ended March 27, 2000 as compared with 0.8% for the same period in 1999. This is primarily due to the fixed nature of intangibles spread over a much larger revenue base.

General and administrative expenses decreased as a percentage of revenue to 3.7% for the three months ended March 27, 2000 as compared with 4.1% for the same period in 1999. We consider this decrease a continuation of the trend caused by the beneficial effect of spreading fixed costs over a larger sales base. Our efforts to ensure that administrative costs do not grow in excess of sales growth has been effective.

During the first quarter of 1999, we adopted Statement of Position 98-5 ("SOP-98-5"), as promulgated by the American Institute of Certified Public Accountants, which requires us to expense preopening expenses as they are incurred. Prior to 1999, such expenses were capitalized and amortized over a period of one year. Pursuant to SOP-98-5, preopening expenses of $526,000, or 1.2% of revenue, were charged to operations during the quarter ended March 27, 2000, as compared with $639,000, or 2.0% of revenue, for the same period in 1999. Our continued efforts to control preopening costs are reflected in the significant decline of the expense as a percentage to sales.

New manager training expenses are those costs incurred in training newly hired or promoted managers, as well as those costs incurred to relocate those managers to permanent management positions. Due to our aggressive growth, these expenses increased to $441,000, or 1.0% of revenue, for the three months ended March 27, 2000, as compared with $326,000, or 1.1% of revenue, for the same period in 1999. While our significant revenue growth in the quarter ended March 27, 2000 held this expense as a percentage in line with last year, several stores that opened late in 1999 and one store that opened early in the second quarter of 2000 contributed to the increase in this item.

Management fee income declined significantly to 0.3% of revenue for the three months ended March 27, 2000 as compared with 0.7% of revenue in the same period in 1999. The owner of three Louisiana T.G.I. Friday's that we operated under a management contract sold those restaurants in the second week of January 2000. This sale terminated our contract to operate the three stores.

Interest expense was $898,000, or 2.0% of revenue, for the three months ended March 27, 2000, as compared with $571,000, or 1.8% of revenue, in the same period of 1999. The increase is the result of additional debt incurred in the development of new restaurants.

We recognized a tax benefit of $86,000 during the quarter ended March 27, 2000 related to the utilization of available tax credits anticipated for the year ending December 25, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our current liabilities exceed our current assets due in part to cash expended on our development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days. At March 27, 2000, we had a cash balance of $4,332,000 and monthly cash receipts have been sufficient to pay all obligations as they become due.

At March 27, 2000, we had long-term debt of $41,861,000 and current portion of long-term debt of $1,830,000. Long-term debt at March 27, 2000 includes approximately $9,180,000 that we obtained in February 2000 from one lender. We made these borrowings under secured promissory notes that mature in 10 to 15 years. The notes bear interest at LIBOR plus 2.75%, adjusted monthly, or a combined rate of 8.63% at March 27, 2000. We have the option to convert the notes to a fixed rate, as determined by the lender, at any time prior to February 28, 2003. The notes are secured by the assets at five of our restaurants.

We opened three new restaurants in the first quarter of 2000. As of the filing date of this report, we have opened one additional store in the second quarter of 2000. We plan to develop approximately seven additional restaurants by the end of 2000, funded partially from available funds and partially from debt and sale/leasebacks.

At  March  27,  2000,  we had  outstanding  debt  and  sale/leaseback  financing
commitments  totaling   $27,400,000,   which  will  be  utilized  to  help  fund
development activity over the next year.

We lease our restaurant properties under leases with terms ranging from 10 to 25 years. Minimum payments on our existing lease obligations are approximately $8,000,000 per year through 2003.

We believe that current cash resources, our lines of credit, sale/leaseback financing commitments, and expected cash flows from operations will be sufficient to fund our capital needs during the next 12 months at our current level of operations, apart from capital needs resulting from additional developed restaurants or acquisitions. We may be required to obtain additional capital to fund our planned growth during the next 12-18 months and beyond. Potential sources of any such capital may include bank financing, strategic alliances, and additional offerings of our equity or debt securities. We cannot provide assurance that such capital will be available from these or other potential sources, and the lack of capital could have a material adverse effect on our business.

AMERISERVE

It is a standard practice in the restaurant industry to have a principle supplier for key food products. This allows good management over quality, availability and pricing of the key ingredients in the food served to a restaurant's customers. In prior years and until the fourth quarter of 1999, we purchased most of our key food products, as well as many of our other restaurant supplies, from a single independent national food distributor, Ameriserve. In November 1999, Ameriserve announced that it was phasing out its distribution services to the casual dining industry. This decision had an immediate and substantial impact on deliveries to our restaurants. As the level of service began to deteriorate, we set up alternate, temporary back-up arrangements with new suppliers. Generally, these arrangements were at higher prices and less favorable terms than we had previously paid. In January 2000, Ameriserve filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

For the majority of the first quarter of 2000, we operated under the alternate supply agreements, paying generally higher prices and managing the disruption to our business created by inconsistent quality and availability. Our restaurants' operational performance was significantly and directly effected by this situation. We believe that there was a direct cost of sales impact of 2% of revenue and a nearly 1% of revenue affect on operational labor costs during the first quarter of 2000. In addition, a portion of the dollar increase in our administrative costs was also directly expended in order to manage the alternative suppliers and to seek a new, permanent supplier that could provide us with the service and costs comparable to or better than what we had with Ameriserve. Fortunately, our significant revenue growth helped offset some of this additional cost as a percentage of revenue.

In January 2000, we entered into an agreement with U.S. Foodservice, a company that we had an existing relationship with, to serve substantially all of our restaurants in California, Arizona, and Nevada. We transitioned to U.S. Foodservice in late March 2000, and we expect to have most of the effect of the Ameriserve situation resolved during the second quarter. Additionally, we have selected a second distributor to serve the few remaining stores in the mid-west and southwest that are not in the U.S. Foodservice operating area. We completed the transition to that distributor in the second quarter of 2000, but there will be some lingering economic effect on our business into the second quarter because of this transition.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including statements regarding our business strategies, our business, and the industry in which we operate. These forward-looking statements are based primarily on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in our Form 10-K for the year ended December 27, 1999, as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 27, 2000, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We do not hold investment securities that would require disclosure of market risk.

Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made under revolving lines of credit at variable interest rates of 1.125% over prime and 2.65% over "30-Day Dealer Commercial Paper Rates." At March 27, 2000, we had outstanding borrowings on these lines of credit of approximately $12,400,000.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.33 Secured Promissory Note dated February 28, 2000, between Main Street and Main, Inc. and Main St. California, Inc., as borrower, and Bay View Franchise Mortgage Acceptance Company Loan Program, as lender

          10.33A Schedule of Secured Promissory Notes substantially identical to Exhibit 10.33

          10.34 Pledge and Security Agreement dated February 28, 2000, between Main Street and Main Incorporated and Main St. California, Inc., as borrower, and Bay View Franchise Mortgage Acceptance Company Loan Program, as lender

          10.34A Schedule of Pledge and Security Agreements substantially identical to Exhibit 10.34

          27.1      Financial Data Schedule

     (b)  Reports on Form 8-K - Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Main Street and Main Incorporated



Dated: May 12, 2000                     /s/ Bart A. Brown Jr.
                                        ----------------------------------------
                                        Bart A. Brown Jr., President and
                                        Chief Executive Officer



Dated: May 12, 2000                     /s/ Duane E. Wilkes
                                        ----------------------------------------
                                        Duane E. Wilkes, Corporate Controller
                                        and Secretary