Form 10-Q
period 2000-06-26
MAIN STREET & MAIN INC
filed 2000-08-10
CIK 847466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly Period Ended June 26, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock, $.001 par value, of registrant outstanding at August 7, 2000: 10,029,351

                        MAIN STREET AND MAIN INCORPORATED
                                      INDEX



PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements - Main Street and Main Incorporated

        Consolidated Balance Sheets - June 26, 2000 and
        December 27, 1999                                                      3

        Consolidated Statements of Operations - Three Month and
        Six months Ended June 26, 2000 and June 28, 1999                       4

        Consolidated Statements of Cash Flows - Six Months
        Ended June 26, 2000 and June 28, 1999                                  5

        Notes to Consolidated Financial Statements - June 26, 2000             6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                              8

Item 3. Quantitative and Qualitative Disclosure about Market Risk             13


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      14

SIGNATURES                                                                    15

                        MAIN STREET AND MAIN INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                JUNE 26, 2000  DECEMBER 27, 1999
                                                -------------  -----------------
                                                 (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                       $  1,019         $  3,055
  Accounts receivable, net                           4,018            3,434
  Inventories                                        1,575            1,453
  Prepaid expenses                                     857              621
                                                  --------         --------
    Total current assets                             7,469            8,563

Property and equipment, net                         68,062           58,006
Other assets, net                                    1,950            2,072
Franchise costs, net                                17,812           17,884
                                                  --------         --------
                                                  $ 95,293         $ 86,525
                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt               $  1,830         $  1,830
  Accounts payable                                   7,261           14,033
  Other accrued liabilities                         13,458            9,352
                                                  --------         --------
    Total current liabilities                       22,549           25,215
                                                  --------         --------
Long-term debt, net of current portion              41,341           31,513
                                                  --------         --------
Other liabilities and deferred credits               2,523            2,414
                                                  --------         --------

Commitments and contingencies

Stockholders' Equity:
Common stock, $.001 par value, 25,000,000 shares
  authorized; 10,029,351 and 10,025,776 shares
  issued and outstanding in 2000 and 1999,
  respectively                                          10               10
Additional paid-in capital                          44,200           44,190
Accumulated deficit                                (15,330)         (16,817)
                                                  --------         --------
                                                    28,880           27,383
                                                  --------         --------
                                                  $ 95,293         $ 86,525
                                                  ========         ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                        MAIN STREET AND MAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                           ----------------------------    ----------------------------
                                           JUNE 26, 2000  JUNE 28, 1999    JUNE 26, 2000  JUNE 28, 1999
                                           -------------  -------------    -------------  -------------
Revenue                                       $ 47,297      $ 35,615          $ 91,636       $ 67,080

RESTAURANT OPERATING EXPENSES:
Cost of sales                                   13,697        10,080            26,970         19,044
Payroll and Benefits                            14,086        10,514            27,731         19,903
Depreciation and amortization                    1,727         1,070             3,350          2,111
Other operating expenses                        13,036         9,920            24,895         18,417
                                              --------      --------          --------       --------
  Total restaurant operating expenses           42,546        31,584            82,946         59,475
                                              --------      --------          --------       --------
Income from restaurant operations                4,751         4,031             8,690          7,605

OTHER OPERATING (INCOME) EXPENSES:
Amortization of intangible assets                  268           254               502            512
General and administrative expenses              1,839         1,449             3,498          2,730
Preopening expenses                                277           403               803          1,042
New manager training expenses                      493           347               934            674
Management fee income                             (143)         (253)             (281)          (486)
                                              --------      --------          --------       --------
Operating income                                 2,017         1,831             3,234          3,133
Non operating gain                                 (11)           --               (11)            --
Interest expense, net                              925           683             1,824          1,254
                                              --------      --------          --------       --------
Net income before taxes                          1,103         1,148             1,421          1,879
Income tax (benefit) expense                        20            --               (66)            --
                                              --------      --------          --------       --------
Net income before cumulative effect of
  change in accounting principle                 1,083         1,148             1,487          1,879
Cumulative effect of change in accounting
  principle                                         --            --                --            168
                                              --------      --------          --------       --------
Net income                                    $  1,083      $  1,148          $  1,487       $  1,711
                                              ========      ========          ========       ========

BASIC EARNINGS PER SHARE:
Net income before cumulative effect of
  change in accounting                        $   0.11      $   0.11          $   0.15       $   0.19
Cumulative effect of change in accounting           --            --                            (0.02)
                                              --------      --------          --------       --------
      Net income                              $   0.11      $   0.11          $   0.15       $   0.17
                                              ========      ========          ========       ========

DILUTED EARNINGS PER SHARE:
Net income before cumulative effect of
  change in accounting                        $   0.11      $   0.11          $   0.15       $   0.18
Cumulative effect of change in accounting           --            --                --          (0.02)
                                              --------      --------          --------       --------
Net income                                    $   0.11      $   0.11          $   0.15       $   0.16
                                              ========      ========          ========       ========

Weighted average shares outstanding-basic       10,029        10,011            10,029         10,011
Weighted average shares outstanding-diluted     10,208        10,400            10,233         10,400
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

                        MAIN STREET AND MAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                 SIX MONTHS ENDED
                                                           -----------------------------
                                                           JUNE 26, 2000   JUNE 28, 1999
                                                           -------------   -------------
Cash Flows From Operating Activities:
  Net Income                                                 $  1,487         $ 1,711
  Adjustments to reconcile net income to net
    cash flows operating activities:
  Depreciation and amortization                                 3,852           2,623
  Non-cash compensation expense for issuance
    of common stock to certain employees                           10               0
  Changes in assets and liabilities:
    Accounts receivable, net                                     (584)           (575)
    Inventories                                                  (122)           (239)
    Prepaid expenses                                             (236)           (184)
    Other assets, net                                              26             225
    Accounts payable                                           (6,772)           (374)
    Other accrued liabilities and deferred credits              4,217             496
                                                             --------         -------
             Net Cash Flows - Operating Activities              1,878           3,683
                                                             --------         -------
Cash Flows From Investing Activities:
  Purchases of property and equipment                         (14,978)         (9,768)
  Cash received from sale-leaseback transactions, net           1,572           1,678
  Cash paid to acquire franchise rights                          (334)            (22)
  Cash paid to acquire additional interest in subsidiary           --            (500)
                                                             --------         -------
             Net Cash Flows - Investing Activities            (13,740)         (8,612)
                                                             --------         -------
Cash Flows From Financing Activities:
  Long-term debt borrowings                                    10,825           3,700
  Principal payments on long-term debt                           (999)           (736)
                                                             --------         -------
             Net Cash Flows - Financing Activities              9,826          (2,964)
                                                             --------         -------

Net change in cash and cash equivalents                        (2,036)         (1,965)

Cash and cash equivalents, beginning                            3,055           7,294
                                                             --------         -------
Cash and cash equivalents, end                               $  1,019         $ 5,329
                                                             ========         =======
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                   $  1,636         $ 1,435
                                                             ========         =======

  Cash paid during the period for income taxes               $     --         $    --
                                                             ========         =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MAIN STREET AND MAIN INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 26, 2000
                                   (Unaudited)

1. INTERIM FINANCIAL REPORTING

The accompanying financial statements have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although our management believes that the disclosures are adequate to make the information presented not misleading. For a complete description of the accounting policies, see our Form 10-K Annual Report for the year ended December 27, 1999.

We operate on fiscal quarters of 13 weeks.

The results of operations for the three and six months ended June 26, 2000 are not necessarily indicative of the results to be expected for a full year.

Certain amounts in 1999 have been reclassified to conform with the 2000 presentation.

2. STARTUP COSTS

On the first day of its 1999 fiscal year, December 29, 1998, we adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". Pursuant to this accounting requirement, the costs of start-up activities are expensed as incurred. The adoption of SOP 98-5 resulted in deferred preopening costs on our consolidated balance sheet at December 28, 1998 of $168,000, or $0.02 per share, being charged to operations as the cumulative effect of a change in accounting principle during the quarter ended March 29, 1999. Additionally, pursuant to SOP 98-5, preopening costs of $277,000 and $803,000, or $0.03 and $0.08 per share, were charged to operations during the three and six months ended June 26, 2000.

3. LEGAL AND CONDEMNATION COSTS

During the six months ended June 26, 2000, we charged approximately $936,000 in legal and condemnation costs against the reserve for projected losses, principally as the result of the settlement of a lawsuit in February 2000 as noted in our Form 10-K for the year ended December 27, 1999. The reserve balance in other accrued liabilities at June 26, 2000, was approximately $217,000 for legal and condemnation costs.

Reserves for projected losses and contingencies were reduced significantly due to the settlement and payment of a pending lawsuit in February 2000. Management feels current reserves, as per note 5 above, are adequate to cover all known losses and contingencies.

4. SEGMENT REPORTING

Effective December 30, 1997, we adopted SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements. We have determined that we have one reportable operating segment. Accordingly, we have not presented separate financial information any of our operating segments as our consolidated financial statements present our one reportable segment.

5. ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. This statement deferred the effective date of SFAS No. 133 to our fiscal year beginning January 1, 2001. Although we have not used derivative instruments and hedging activities in the past, are currently evaluating the impact of SFAS No. 133 on its future results of operations and financial position.

6. EARNINGS PER SHARE

The following table sets forth basic and diluted earnings per share computations for the three and six months ended June 26, 2000 and June 28, 1999 (in thousands, except per share amounts):

                                                 THREE MONTHS ENDED
                                    JUNE 26, 2000                  JUNE 28, 1999
                            ---------------------------     --------------------------
                              NET              PER SHARE     NET              PER SHARE
                            INCOME    SHARES     AMOUNT     INCOME   SHARES     AMOUNT
                            ------    ------     ------     ------   ------     ------
Basic EPS                   $1,083    10,029      $0.11     $1,148   10,011     $0.11

Effect of stock options
and warrants                    --       179         --         --      389        --
                            ------    ------      -----     ------   ------     -----
Diluted EPS                 $1,083    10,208      $0.11     $1,148   10,400     $0.11
                            ======    ======      =====     ======   ======     =====

                                                  SIX MONTHS ENDED
                                    JUNE 26, 2000                  JUNE 28, 1999
                            ---------------------------     --------------------------
                              NET              PER SHARE     NET              PER SHARE
                            INCOME    SHARES     AMOUNT     INCOME   SHARES     AMOUNT
                            ------    ------     ------     ------   ------     ------

Basic EPS                   $1,487    10,029      $0.15      $1,711  10,011     $0.17

Effect of stock options
and warrants                    --       204         --          --     389        --
                            ------    ------      -----      ------  ------     -----
Diluted EPS                 $1,487    10,233      $0.15      $1,711  10,400     $0.16
                            ======    ======      =====      ======  ======     =====

7. SUBSEQUENT EVENTS

On July 21, 2000, the Company acquired two Bamboo Club restaurants and the right, title and interest under, in, and to the "Bamboo Club" name and restaurant concept. The two Bamboo Club restaurants are located in Phoenix and Scottsdale, Arizona and offer specialty Pacific Rim cuisine in an upscale atmosphere. The Company paid a cash purchase price of approximately $12,000,000, which consisted of approximately $3,273,000 for the operating assets and $8,727,000 for the rights and title to the "Bamboo Club" name and restaurant concept.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                    -----------------------------   -----------------------------
                                    JUNE 26, 2000   JUNE 28, 1999   JUNE 26, 2000   JUNE 28, 1999
                                    -------------   -------------   -------------   -------------
Revenue                                   100%            100%            100%            100%

RESTAURANT OPERATING EXPENSES:
Cost of sales                            28.9            28.3            29.4            28.4
Payroll and Benefits                     29.8            29.5            30.2            29.7
Depreciation and amortization             3.7             3.0             3.7             3.1
Other operating expenses                 27.5            27.9            27.2            27.5
                                        -----           -----           -----           -----
Total restaurant operating expenses      89.9            88.7            90.5            88.7
                                        -----           -----           -----           -----

Income from restaurant operations        10.1            11.3             9.5            11.3

OTHER OPERATING (INCOME) EXPENSES:
Amortization of intangible assets         0.6             0.7             0.5             0.7
General and administrative expenses       3.9             4.1             3.8             4.0
Preopening expenses                       0.6             1.1             0.9             1.6
New manager training expenses             1.0             1.0             1.0             1.0
Management fee income                    (0.3)           (0.7)           (0.3)           (0.7)
                                        -----           -----           -----           -----
Operating income                          4.3             5.1             3.6             4.7
Interest expense, net                     2.0             1.9             2.0             1.9
                                        -----           -----           -----           -----
Net income before taxes                   2.3%            3.2%            1.6%            2.8%
                                        =====           =====           =====           =====

THREE AND SIX MONTHS ENDED JUNE 26, 2000 COMPARED WITH COMPARABLE PERIODS IN
1999

Revenue for the three months ended June 26, 2000, increased by 33% to $47,297,000 compared with $35,615,000 for the comparable period in 1999. On a year-to-date basis for the six months ended June 26, 2000, versus the same period in 1999, revenue increased 37% to $91,636,000 from $67,080,000 from last year. The significant increase is attributed to the opening of 13 new restaurants in 1999, five new restaurants in the first half of 2000 combined with a same-store sales increase of 4.8% for the quarter as compared with a 6.1% increase for the same period in 1999. Through six months ended June 26, 2000, same-store sales were up 6.1% as compared to a same-store increase of 6.4% in the first six months of 1999. In addition, the sales performance of the majority of our new units continue to exceed our expectations.

Cost of sales as a percentage of revenue for the three months ended June 26, 2000, increased to 28.9% as compared with 28.3% in the same period in 1999. For the six months ended June 26, 2000, cost of sales was 29.4%, up from 28.4% for the same period in 1999. Cost of sales increased as a result of higher food costs incurred as we sought alternative food supply distributors because our major food supplier, Ameriserve discontinued its business. An expanded discussion on Ameriserve is included later in this report.

Payroll and benefit costs as a percentage of revenue were 29.8% for the three months ended June 26, 2000 as compared with 29.5% for the same period in 1999. For the six months ended June 26, 2000, payroll and benefit costs were 30.2% of revenue as compared to 29.7% for the same period in 1999. While this expense category is significantly improved over the first quarter of 2000 (at 30.8%), the increase is primarily due to the resulting inefficiencies created in our restaurants as management had to expend additional efforts to acquire necessary inventory and supplies.

Depreciation and amortization expense has increased to 3.7% for each of the three and six months ended June 26, 2000, as compared with 3.0% and 3.1% for the same periods in 1999. The increase was due to additional restaurants that we opened in 1999 and the first six months of 2000.

Other operating expenses decreased as a percentage of revenue to 27.5% in the three months ended June 26, 2000 from 27.9% in the comparable period in 1999. For the six months ended June 26, 2000, other operating expenses decreased to 27.2% compared to 27.5% for the same period in 1999. The decrease of these costs, as a percentage of revenue, are due primarily to the effect of leveraging our fixed costs over substantially increased same-store sales, despite the pressure of increased costs created in the new restaurants.

Amortization of intangible assets declined as a percentage of revenue to 0.6% for the three months ended June 26, 2000 as compared with 0.7% for the same period in 1999. For the six months ended June 26, 2000, amortization of intangible assets decreased to 0.5% compared to 0.7% for the same period in 1999. This is primarily the result of the fixed nature of intangibles spread over a much larger revenue base.

General and administrative expenses decreased as a percentage of revenue to 3.9% for the three months ended June 26, 2000 as compared with 4.1% for the same period in 1999. For the six months ended June 26, 2000, general and administrative costs decreased to 3.8% of revenue as compared with 4.0% for the same period in 1999. This decrease is a continuation of the trend caused by the beneficial effect of spreading the fixed costs over a larger sales base. Our efforts to ensure that administrative costs do not grow in excess of sales growth have been effective.

During the first quarter of 1999, we adopted Statement of Position 98-5 ("SOP-98-5"), as promulgated by the American Institute of Certified Public Accountants, which requires us to expense preopening expenses as they are incurred. Prior to 1999, such expenses were capitalized and amortized over a period of one year. Pursuant to SOP-98-5, preopening expenses of $277,000, or 0.6% of revenue, were charged to operations during the quarter ended June 26, 2000, as compared with $403,000, or 1.1% of revenue, for the same period in 1999. On a year-to-date basis, preopening costs were $803,000, or 0.9% of revenue, as compared to $1,042,000, or 1.6% of revenue, for the same period in 1999. We opened five new restaurants in the first half of both 2000 and 1999. Our continued efforts to control preopening costs are reflected in the significant decline of the expense as a percentage to sales and in the 20% decline in the preopening cost per new restaurant.

New manager training expenses are those costs incurred in training newly hired or promoted managers, as well as those costs incurred to relocate those managers to permanent management positions. Due to our aggressive growth, these expenses increased to $493,000, or 1.0% of revenue, for the three months ended June 26, 2000, as compared with $347,000, or 1.0% of revenue, for the same period in 1999. Year-to-date new manager training cost of $934,000 and $674,000 for 2000 and 1999 were also 1.0% of revenue in each period.

Management fee income declined significantly to 0.3% for the three and six months ended June 26, 2000 as compared with 0.7% in the same periods in 1999. Three Louisiana T.G.I. Friday's that we operated under a management contract were sold by their owner in January 2000. This sale terminated our contract to operate the three stores caused the decrease in management fee income.

Interest expense was $925,000 for the quarter and $1,824,000 year-to-date, both of which represented 2.0% of revenue for the period ended June 26, 2000, as compared with $683,000 and $1,254,000, or 1.9% of revenue, for the same periods of 1999. The increase is the result of debt incurred in the development of new restaurants in 1999 and 2000 along with an increase in the cost of our variable debt (see Item 3).

We recognized a tax expense of $20,000 during the quarter ended June 26, 2000, which leaves us on a year-to-date basis with a $66,000 net tax benefit related to the utilization of available tax credits anticipated for the year ending December 25, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our current liabilities exceed our current assets due in part to cash expended on our development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days. At June 26, 2000, we had a cash balance of $1,019,000 and monthly cash receipts have been sufficient to pay all obligations as they became due.

At June 26, 2000, we had long-term debt of $41,341,000 and a current portion of long-term debt of $1,830,000. There were no new long-term debt borrowings added this quarter.

We opened two new restaurants in the second quarter of 2000, which bring us to five new restaurants year-to-date. We currently have four additional restaurants under construction.

At  June  26,  2000,  we  had  outstanding  debt  and  sale/leaseback  financing
commitments  totaling   $25,600,000,   which  will  be  utilized  to  help  fund
development activity over the next year.

We lease our restaurants with terms ranging from 10 to 25 years. Minimum payments on our existing lease obligations are approximately $8,000,000 per year through 2003.

We believe that our current cash resources, our lines of credit, sale/leaseback financing commitments, the anticipated proceeds from the rights offering, and expected cash flows from operations will be sufficient to fund our capital needs during the next 12 months, at our current level of operations, and our anticipated development activities. We may be required to obtain additional capital to fund our planned growth during the next 12 to 18 months and beyond. Potential sources of any such capital may include bank financing, sale/lease-back financing, strategic alliances, and additional offerings of our equity or debt securities. We cannot provide assurance that such capital will be available from these or other potential sources, and the lack of capital could have a material adverse effect on the growth of our business.

AMERISERVE

The following information supplements the information with respect to the Ameriserve situation set forth on Page 11 of our Form 10-Q for the quarterly period ended March 27, 2000.

During the second quarter of fiscal 2000, we completed the transition to our current food distributors, U.S. Foods in California, Arizona, and Nevada, and Performance Food Group in Missouri, Kansas, Texas and New Mexico, following the Chapter 11 bankruptcy filing of our previous distributor, Ameriserve. Although we anticipated continuing disruptions to our business and incurred costs during the second quarter as a result of this transition, the actual financial impact was significantly lower than in the previous two quarters and in particular, the first quarter of 2000.

In a related matter, Ameriserve has asserted claims against our company totaling $3.7 million for product and supplies. In response, we have advised Ameriserve that we have claims exceeding $5.0 million against Ameriserve for the additional costs Ameriserve caused our company to incur and other damages to our business. Therefore, we claim that any amounts we may owe to Ameriserve are more than offset by amounts owed by Ameriserve to us. We are endeavoring to resolve this matter with Ameriserve as soon as possible.

RECENT DEVELOPMENTS

Subsequent to the end of the second quarter, we acquired two Bamboo Club restaurants and the right, title and interest under, in, and to the "Bamboo Club" name and restaurant concept. The two Bamboo Club restaurants are located in Phoenix and Scottsdale, Arizona and offer specialty Pacific Rim cuisine in an upscale atmosphere. We paid a cash purchase price of approximately $12,000,000, which consisted of approximately $3,273,000 for the operating assets and $8,727,000 for the rights and title to the "Bamboo Club" name and restaurant concept. In connection with the acquisition, we entered into an agreement with the former owner of the Bamboo Club concept under which the former owner (1) will provide consulting and advisory services to us for one year, subject to extension for up to two additional years on mutually agreeable terms, and (2) agreed that for a period of five years the former owner will not own, manage, operate, promote, or develop (a) any restaurant in Maricopa County, Arizona, or
(b) any restaurant employing a Pacific Rim concept anywhere within the continental United States.

We financed the acquisition with approximately $7.0 million from available cash resources and $5.0 million of short-term debt from one of our lenders. The short-term debt matures on December 31, 2000, but if we complete the rights offering described below prior to that date we must use the first $5.0 million of proceeds from the offering to repay the debt. John F. Antioco, our Chairman of the Board, and Bart A. Brown, Jr., our President and Chief Executive Officer, each have personally guaranteed the $5.0 million of short-term debt.

We intend to continue to operate the existing Bamboo Club restaurants, and we currently are developing plans to expand the Bamboo Club concept by opening additional restaurants. We currently do not have definitive plans with respect to the number and timing for any new Bamboo Club restaurants that we may develop. We also may explore opportunities to franchise the Bamboo Club concept to third parties in the future.

On August 1, 2000, we commenced a rights offering to our stockholders of record as of July 31, 2000. We distributed rights to purchase one share of common stock for every 2.5 shares held as of the record date, for a maximum of 4,011,740 shares offered. The exercised price of the rights is $2.375 per share. Three of our directors, John F. Antioco, Bart A. Brown, Jr., and William G. Shrader, have advised us that they intend to exercise rights in an amount that will provide us with at least $5.75 million of proceeds. We will use the first $5.0 million of proceeds to repay the short-term debt we incurred in the Bamboo Club acquisition. We plan to use any excess proceeds to fund our continuing expansion into new restaurants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made under revolving lines of credit at variable interest rates of 1.125% over prime and 2.65% over "30-Day Dealer Commercial Paper Rates." At June 26, 2000, we had outstanding borrowings on these lines of credit of approximately $3,200,000.

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


                                               Main Street and Main Incorporated


Dated: August 8, 2000                          /s/ Bart A. Brown Jr.
                                               ---------------------------------
                                               Bart A. Brown Jr., President and
                                               Chief Executive Officer


Dated: August 8, 2000                          /s/ Duane E. Wilkes
                                               ---------------------------------
                                               Duane E Wilkes, Corporate
                                               Controller and Secretary