Form 10-Q
period 2000-09-25
MAIN STREET & MAIN INC
filed 2000-11-09
CIK 847466

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly Period Ended September 25, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock, $.001 par value, of registrant outstanding at November 6, 2000: 14,041,521

================================================================================

                        MAIN STREET AND MAIN INCORPORATED
                                      INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements - Main Street and Main Incorporated

          Consolidated Balance Sheets - September 25, 2000
          and December 27, 1999                                                3

          Consolidated Statements of Operations - Three Months and
          Nine Months Ended September 25, 2000 and September 27, 1999          4

          Consolidated Statements of Cash Flows - Nine Months
          Ended September 25, 2000 and September 27, 1999                      5

          Notes to Consolidated Financial Statements                           6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                              8

Item 3. Quantitative and Qualitative Disclosure About Market Risk             11

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      12

SIGNATURES                                                                    13

                        MAIN STREET AND MAIN INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                     September 25,  December 27,
                                                         2000          1999
                                                       ---------     ---------
                                                      (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                            $   1,171     $   3,055
  Accounts receivable, net                                 4,123         3,434
  Inventories                                              1,594         1,453
  Prepaid expenses                                           797           621
                                                       ---------     ---------
      Total current assets                                 7,685         8,563

Property and equipment, net                               61,499        58,006
Other assets, net                                          1,762         2,072
Franchise costs, net                                      29,187        17,884
                                                       ---------     ---------
                                                       $ 100,133     $  86,525
                                                       =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt                      $   1,830     $   1,830
Accounts payable                                           7,938        14,033
Short-term debt                                            5,000            --
Other accrued liabilities                                  9,414         9,352
                                                       ---------     ---------
      Total current liabilities                           24,182        25,215
                                                       ---------     ---------

Long-term debt, net of current portion                    43,512        31,513
                                                       ---------     ---------

Other liabilities and deferred credits                     2,605         2,414
                                                       ---------     ---------
Commitments and contingencies

Stockholders' Equity:
Common stock, $.001 par value, 25,000,000 shares
  authorized; 10,029,576 and 10,025,116 shares
  issued and outstanding in 2000 and 1999,
  respectively                                                10            10
Additional paid-in capital                                44,142        44,190
Accumulated deficit                                      (14,318)      (16,817)
                                                       ---------     ---------
                                                          29,834        27,383
                                                       ---------     ---------
                                                       $ 100,133     $  86,525
                                                       =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MAIN STREET AND MAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                        Three Months Ended             Nine Months Ended
                                                    ----------------------------  ----------------------------
                                                    September 25,  September 27,  September 25,  September 27,
                                                        2000           1999           2000           1999
                                                      ---------      ---------      ---------      ---------
Revenue                                               $  48,293      $  35,291      $ 139,928      $ 102,371

RESTAURANT OPERATING EXPENSES:
Cost of sales                                            13,561          9,911         40,531         28,955
Payroll and benefits                                     14,061         10,599         41,792         30,502
Depreciation and amortization                             2,004          1,073          5,354          3,184
Other operating expenses                                 13,737          9,732         38,632         28,149
                                                      ---------      ---------      ---------      ---------
 Total restaurant operating expenses                     43,363         31,315        126,309         90,790
                                                      ---------      ---------      ---------      ---------
Income from restaurant operations                         4,930          3,976         13,619         11,581

OTHER OPERATING (INCOME) EXPENSES:
Amortization of intangible assets                           240            239            741            751
General and administrative expenses                       2,019          1,567          5,518          4,297
Preopening expenses                                         340            500          1,144          1,542
New manager training expenses                               486            497          1,420          1,171
Management fee income                                      (151)          (215)          (432)          (701)
                                                      ---------      ---------      ---------      ---------
Operating income                                          1,996          1,388          5,228          4,521

Non-operating gain                                           --             --            (11)            --
Interest expense, net                                       892            653          2,715          1,907
                                                      ---------      ---------      ---------      ---------
Net income before taxes                                   1,104            735          2,524          2,614

Income tax expense                                           75             --              9             --
                                                      ---------      ---------      ---------      ---------
Net income before cumulative effect of change in
  accounting principle and extraordinary loss             1,029            735          2,515          2,614
Extraordinary loss from debt extinguishment                  16             --             16             --
Cumulative effect of change in accounting principle          --             --             --            168
                                                      ---------      ---------      ---------      ---------
Net income                                            $   1,013      $     735      $   2,499      $   2,446
                                                      =========      =========      =========      =========
BASIC EARNINGS PER SHARE:
Net income before cumulative effect of change in
  accounting principle and extraordinary loss         $    0.10      $    0.07      $    0.25      $    0.26
Extraordinary loss from debt extinguishment                  --             --             --             --
Cumulative effect of change in accounting principle          --             --             --          (0.02)
                                                      ---------      ---------      ---------      ---------
Net income                                            $    0.10      $    0.07      $    0.25      $    0.24
                                                      =========      =========      =========      =========
DILUTED EARNINGS PER SHARE:
Net income before cumulative effect of change in      $    0.10      $    0.07      $    0.24      $    0.25
  accounting principle and extraordinary loss
Extraordinary loss from debt extinguishment                  --             --             --             --
Cumulative effect of change in accounting principle          --             --             --          (0.02)
                                                      ---------      ---------      ---------      ---------
Net income                                            $    0.10      $    0.07      $    0.24      $    0.23
                                                      =========      =========      =========      =========

Weighted average shares outstanding-basic                10,030         10,023         10,030         10,023
Weighted average shares outstanding-diluted              10,169         10,591         10,203         10,591
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

                        MAIN STREET AND MAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                         Nine Months Ended
                                                    ----------------------------
                                                    September 25,  September 27,
                                                        2000          1999
                                                       --------     --------
Cash Flows From Operating Activities:
 Net income                                            $  2,499     $  2,446
 Adjustments to reconcile net income to net
  cash flows operating activities:
 Depreciation and amortization                            6,095        3,935
 Non-cash compensation expense for issuance
  of common stock to certain employees                       10           --
 Changes in assets and liabilities:
  (Increase) in Accounts receivable, net                   (689)      (1,363)
  (Increase) in Inventories                                (141)        (327)
  (Increase) in Prepaid expenses                           (176)        (107)
  Decrease/ (Increase) in other assets, net                 114           (3)
  (Decrease) in accounts payable                         (6,095)        (779)
  Increase/(Decrease) in other accrued liabilities
    and deferred credits                                    195          (68)
                                                       --------     --------
       Net cash provided by operating activities          1,812        3,734
                                                       --------     --------
Cash Flows From Investing Activities:
 Purchases of property and equipment                    (13,761)     (18,740)
 Cash received from sale-leaseback transactions, net      5,110        6,038
 Cash paid to acquire franchise rights                      (44)         (38)
 Cash paid to acquire new restaurant concepts           (12,000)        (500)
                                                       --------     --------
       Net cash flows used in investing activities      (20,695)     (13,240)
                                                       --------     --------
Cash Flows From Financing Activities:
 Proceeds from sale of stock                                 --           31
 Short-term debt borrowings                               5,000           --
 Long-term debt borrowings                               15,020        3,700
 Early long-term debt extinguishments                    (1,603)          --
 Principal payments on long-term debt                    (1,418)      (1,157)
                                                       --------     --------
       Net cash provided by financing activities         16,999        2,574
                                                       --------     --------

Net change in cash and cash equivalents                  (1,884)      (6,932)

Cash and cash equivalents, beginning of period            3,055        7,294
                                                       --------     --------

Cash and cash equivalents, end of period               $  1,171     $    362
                                                       ========     ========
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for interest              $  2,455     $  2,218
                                                       ========     ========
 Cash paid during the period for income taxes          $     --     $     --
                                                       ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MAIN STREET AND MAIN INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. INTERIM FINANCIAL REPORTING

The accompanying financial statements have been prepared without an independent audit pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although our management believes that the disclosures are adequate to make the information presented not misleading. For a complete description of the accounting policies, see our Form 10-K Annual Report for the year ended December 27, 1999.

We operate on fiscal quarters of 13 weeks.

The results of operations for the three and nine months ended September 25, 2000, are not necessarily indicative of the results to be expected for a full year.

Certain amounts in 1999 have been reclassified to conform with the 2000 presentation.

2. START-UP COSTS

On the first day of our 1999 fiscal year, December 29, 1998, we adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". Pursuant to this accounting requirement, the costs of start-up activities are expensed as incurred. The adoption of SOP 98-5 resulted in deferred pre-opening costs on our consolidated balance sheet at December 28, 1998 of $168,000, or $0.02 per share, being charged to operations as the cumulative effect of a change in accounting principle during the quarter ended March 29, 1999. Additionally, pursuant to SOP 98-5, pre-opening costs of $340,000 and $1,144,000, or $0.03 and $0.11 per share, were charged to operations during the three and nine months ended September 25, 2000 and $500,000 and $1,542,000, or $.05 and $.15 per share for the comparable periods in 1999.

3. LEGAL AND CONDEMNATION COSTS

During the nine months ended September 25, 2000, we charged approximately $1,080,000 in legal and condemnation costs against the reserve for projected losses, principally as the result of the settlement of a lawsuit in February 2000 as noted in our Form 10-K for the year ended December 27, 1999. The reserve balance in other accrued liabilities at September 25, 2000 was approximately $74,000 for legal and condemnation costs.

Reserves for projected losses and contingencies were reduced significantly due to the settlement and payment of a pending lawsuit in February 2000. Management feels current reserves are adequate to cover all known losses and contingencies.

4. SEGMENT REPORTING

Effective December 30, 1997, we adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements. We have determined that we have one reportable operating segment. Accordingly, we have only presented financial information for our one reportable segment.

5. ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement deferred the effective date of SFAS No. 133 to our fiscal year beginning January 1, 2001. Although we have not used derivative instruments and hedging activities in the past, we are currently evaluating the impact of SFAS No. 133 on our future results of operations and financial position.

6. EARNINGS PER SHARE

The following table sets forth basic and diluted earnings per share "EPS" computations for the three and nine months ended September 25, 2000 and September 27, 1999 (in thousands, except per share amounts):

                                                         Three Months Ended
                                        -----------------------------------------------------
                                           September 25, 2000          September 27, 1999
                                        -------------------------   -------------------------
                                         Net             Per Share   Net             Per Share
                                        Income   Shares    Amount   Income   Shares    Amount
                                        ------   ------    ------   ------   ------    ------
Basic                                   $1,013   10,030    $ 0.10   $  735   10,023    $ 0.07
Effect of stock options and warrants        --      139        --       --      568        --
                                        ------   ------    ------   ------   ------    ------
Diluted                                 $1,013   10,169    $ 0.10   $  735   10,591    $ 0.07
                                        ======   ======    ======   ======   ======    ======

                                                          Nine Months Ended
                                        -----------------------------------------------------
                                           September 25, 2000           September 27, 1999
                                        -------------------------   -------------------------
                                         Net             Per Share   Net             Per Share
                                        Income   Shares    Amount   Income   Shares    Amount
                                        ------   ------    ------   ------   ------    ------
Basic                                   $2,499   10,030    $ 0.25   $2,446   10,023    $ 0.24
Effect of stock options and warrants        --      173      (.01)      --      568      (.01)
                                        ------   ------    ------   ------   ------    ------
Diluted                                 $2,499   10,203    $ 0.24   $2,446   10,591    $ 0.23
                                        ======   ======    ======   ======   ======    ======

7. UNAUDITED BAMBOO CLUB PRO FORMA STATEMENT OF OPERATIONS

The following unaudited pro forma combined statements of operations for the nine month periods ended September 25, 2000, and September 27, 1999, present our operating results as if the Bamboo Club restaurant acquisition (accounted for using the purchase method) occurred at the beginning of 1999. In addition, the pro forma earnings per share is presented as if the additional shares issued in connection with the rights offering, as disclosed in footnote #8, had been outstanding as of the beginning of 1999. The total purchase price for both the restaurants and the concept was $12,000,000. Goodwill will be amortized over 15 years on a straight line basis. There are no contingent payments or commitments in connection with this acquisition. Earnings per share are calculated based upon earnings before taxes, cumulative effect of change in accounting principle, and extraordinary loss from debt extinguishment. Pro forma results are as follows (in thousands, except for per share data):

                                                         Nine Months Ended
                                                          (in thousands)
                                                     --------------------------
                                                    September 25,  September 27,
                                                        2000           1999
                                                     -----------    -----------
Revenue                                              $   144,980    $   106,928

Net income before cumulative effect of change in
 accounting principle and extraordinary loss               2,993          3,181

Basic earnings per share                                     .21            .23
Diluted earnings per share                                   .21            .22

8. SUBSEQUENT EVENTS

On October 10, 2000, fifteen days after the close of our third quarter, we completed our stockholder rights offering by issuing 4,011,740 additional shares, or the maximum number available to our qualified stockholders. The proceeds of $9.3 million were used to repay the $5.0 million bridge loan and will be used to fund future new store development. If the shares had been issued and outstanding in the the beginning of the year, pro forma diluted earnings per share would have been $0.07 and $0.21 on a three month and nine month basis, respectively.

We have re-negotiated our future franchisee development obligations for new T.G.I. Friday's locations primarily in Northern California. Our re-negotiated development schedule has reduced our development obligations in Northern California, extended the dates for new store development in all of California and increased to a lesser extent our development obligations in other territories. As part of the new agreement, the franchisor now has the right to co-develop the Northern California market. We expect to comply with the amended development agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

                                         Three Months Ended             Nine Months Ended
                                        ---------------------         ---------------------
                                     September 25,  September 27,  September 25,  September 27,
                                         2000           1999           2000           1999
                                        ------         ------         ------         ------
Revenue                                    100%           100%           100%           100%

RESTAURANT OPERATING EXPENSES:
Cost of sales                             28.1           28.1           29.0           28.3
Payroll and benefits                      29.1           30.0           29.9           29.8
Depreciation and amortization              4.1            3.0            3.8            3.1
Other operating expenses                  28.5           27.6           27.6           27.5
                                        ------         ------         ------         ------
Total restaurant operating expenses       89.8           88.7           90.3           88.7
                                        ------         ------         ------         ------

Income from restaurant operations         10.2           11.3            9.7           11.3

OTHER OPERATING (INCOME) EXPENSES:
Amortization of intangible assets          0.5            0.7            0.6            0.7
General and administrative expenses        4.2            4.5            3.9            4.2
Preopening expenses                        0.7            1.4            0.8            1.5
New manager training expenses              1.0            1.4            1.0            1.1
Management fee income                     (0.3)          (0.6)          (0.3)          (0.7)
                                        ------         ------         ------         ------
Operating income                           4.1            3.9            3.7            4.5
Interest expense, net                      1.8            1.8            1.9            1.9
                                        ------         ------         ------         ------
Net income before taxes                    2.3%           2.1%           1.8%           2.6%
                                        ======         ======         ======         ======

THREE AND NINE MONTHS ENDED SEPTEMBER 25, 2000 AND COMPARABLE PERIODS IN 1999

Revenue for the three months ended September 25, 2000, increased by 37% to $48,293,000 compared with $35,291,000 for the comparable period in 1999. On a year-to-date basis for the nine months ended September 25, 2000 versus the comparable period in 1999, revenue increased 37% to $139,928,000 from $102,371,000. The significant increase is attributed to the opening of five new restaurants in the fourth quarter of 1999, the opening of seven new restaurants in the first three quarters of 2000 and the acquisition of the Bamboo Club restaurants during the third quarter of 2000. At the same time, we achieved a same-store sales increase of 5.3% for the quarter as compared with a 2.4% increase for the comparable period in 1999. Through the nine months ended September 25, 2000, same-store sales were up 5.8% as compared to a same-store increase of 5.0% for the first nine months of 1999. In addition, the sales performance of the majority of our new units continue to exceed our expectations.

Cost of sales as a percentage of revenue for the three months ended September 25, 2000, remained constant at 28.1% as compared with 28.1% for the comparable period in 1999. For the nine months ended September 25, 2000, cost of sales was
29.0 %, up from 28.3% for the comparable period in 1999. Cost of sales increased as a result of higher food costs incurred in the first two quarters as we sought alternative food supply distributors when our major food supplier, Ameriserve, declared bankruptcy.

Payroll and benefit costs as a percentage of revenue were 29.1% for the three months ended September 25, 2000, as compared with 30.0 % for the comparable period in 1999. For the nine months ended September 25, 2000, payroll and benefit costs were 29.9% of revenue as compared to 29.8% for the comparable period in 1999. This expense category significantly improved over the first two quarters of 2000. A large part of our quarterly improvement came from new stores which opened in 1999 that brought their operating labor expense down to more efficient levels. The year-to-date increase is the result of the Ameriserve bankruptcy impact during the first two quarters of 2000, which caused related labor inefficiencies.

Depreciation and amortization expense has increased to 4.1% for the three months ended September 25, 2000, as compared with 3.0% for comparable period in 1999. For the nine months ended September 25, 2000, depreciation and amortization increased to 3.8% compared to 3.1% for the comparable period in 1999. The increase was due to new restaurant capital expenses and acquisition costs for the Bamboo Club purchase.

Other operating expenses increased as a percentage of revenue to 28.5 % for the three months ended September 25, 2000 from 27.6% for the comparable period in 1999. For the nine months ended September 25, 2000, other operating expenses increased to 27.6% compared to 27.5% for the comparable period in 1999. The increase in these costs are due to utility cost increases in Southern California and workers compensation insurance rate increases throughout our California operating area.

Amortization of non-goodwill intangible assets declined as a percentage of revenue to 0.5% for the three months ended September 25, 2000, as compared with 0.7% for the comparable period in 1999. For the nine months ended September 25, 2000, amortization of intangible assets decreased to 0.6% compared to 0.7% for the comparable period in 1999. The decrease resulted from the fixed nature of intangibles spread over a much larger revenue base.

General and administrative expenses decreased as a percentage of revenue to 4.2% for the three months ended September 25, 2000 as compared with 4.5 % for the comparable period in 1999. For the nine months ended September 25, 2000, general and administrative costs decreased to 3.9% of revenue as compared with 4.2% for the comparable period in 1999. Our efforts to ensure that administrative costs do not grow in excess of sales growth have been effective.

During the first quarter of 1999, we adopted SOP 98-5, as promulgated by the American Institute of Certified Public Accountants, which requires us to expense pre-opening expenses as they are incurred. Prior to 1999, such expenses were capitalized and amortized over a period of one year. Pursuant to SOP 98-5, pre-opening expenses of $340,000, or 0.7% of revenue, were charged to operations during the quarter ended September 25, 2000, as compared with $500,000, or 1.4% of revenue, for the comparable period in 1999. On a year-to-date basis, pre-opening costs were $1,144,000, or 0.8% of revenue, as compared to $1,542,000, or 1.5% of revenue, for the comparable period in 1999. We opened seven new restaurants in the first three quarters of 2000 and eight during the comparable period in 1999. Our continued efforts to control pre-opening costs are reflected in the significant decline of average cost per new restaurant.

New manager training expenses are those costs incurred in training newly hired or promoted managers and related relocation expenses. Due to our aggressive growth, these expenses continued at a high level of $486,000, or 1.0% of revenue, for the three months ended September 25, 2000, as compared with $497,000, or 1.4 % of revenue, for the comparable period in 1999. Year-to-date new manager training costs were $1,420,000, or 1.0% of revenue, and $1,171,000, or 1.1% of revenue, for 2000 and 1999, respectively. The decline as a percent of revenue for 2000 is attributable to fewer new store openings.

Management fee income declined significantly to 0.3% of revenue for the three and nine months ended September 25, 2000, as compared with 0.6% and 0.7%, respectively, for the comparable periods in 1999. Three Louisiana

T.G.I. Friday's stores that were operated under a management contract were sold in January 2000. The sale terminated our contract to operate the three stores, which caused the decrease in management fee income.

Interest expense was $892,000, or 1.8% of revenue, and $2,715,000, or 1.9% of revenue, for the three and nine month periods ended September 25, 2000, as compared with $653,000, or 1.8% of revenue, and $1,907,000, or 1.9% of revenue, for the comparable periods in 1999. Interest expense has increased because of debt incurred for the development of new restaurants in 1999 and 2000 along with related market rate increases.

We recognized tax expense of $75,000 during the quarter ended September 25, 2000, which leaves us with a year-to-date $9,000 net tax expense. We recognized the third quarter tax expense because we expect certain states, particularly California, to have taxable income in excess of net operating losses before the end of 2000.

During the third quarter of 2000, we replaced two older loans from Franchise Finance Corporation of America (FFCA) with a loan from Bay View Franchise Mortgage Acceptance Company (FMAC) because the terms were more favorable to our company. As part of the transaction, we incurred early payment penalties of $16,000, which were recognized as extraordinary loss from debt extinguishment.

LIQUIDITY AND CAPITAL RESOURCES

Current liabilities exceeded our current assets because of the longer payment terms on our development obligations, inventories and other current liabilities (payment terms are normally 15 to 30 days). Comparatively, the restaurant business cash cycle is very short and receives substantially immediate payment for sales transactions. As of September 25, 2000, we had a cash balance of $1,171,000 with monthly cash receipts sufficient to pay all short- term outstanding obligations. On a year-to-date basis, our current position improved despite a $5,000,000 bridge loan. The bridge loan was repaid early in the fourth quarter from the proceeds of our rights offering.

As of September 25, 2000, we had long-term debt of $43,512,000 and a current portion of long-term debt of $1,830,000. This $2,171,000 increase in long term debt was caused by borrowings for our continued restaurant development commitments.

We opened two new restaurants in the third quarter for a total of seven new restaurants for the nine months ended September 25, 2000, and have three additional restaurants under construction. In addition, we acquired two Bamboo Club restaurants and the Bamboo Club concept for $12,000,000 on July 21, 2000. One Bamboo Club restaurant is located in Phoenix, Arizona and the other is located in Scottsdale, Arizona. Another Bamboo Club restaurant is currently under development in Tempe, Arizona and is expected to be under construction in early 2001.

As of September 25, 2000, we had outstanding long-term debt and sale/leaseback financing commitments totaling $11,024,000, which will be utilized to fund development activity through the first quarter of 2001. We are currently negotiating with several lenders for financing arrangements to fund future development.

We lease our restaurants with terms ranging from 10 to 25 years. Minimum payments on our existing lease obligations are approximately $9,900,000 per year through 2004. Our total obligation for all signed leases is $125,500,000, with the last base lease expiring February, 2024.

We believe that our current operating cash resources, lines of credit, sale/leaseback financing commitments, the proceeds from our rights offering and expected future cash flows from operations will be sufficient to fund our capital needs during the next 12 months. We might be required to obtain additional capital funding for our planned growth during the next 12 to 18 months and beyond. Potential sources of any such capital may include bank financing, sale/lease-back financing, strategic alliances, and additional offerings of our equity or debt securities. We cannot provide assurance that such capital will be available from these or other potential sources, and the lack of capital could have a material adverse effect on the growth of our business.

RECENT DEVELOPMENTS

Subsequent to the end of the third quarter, we completed our shareholder rights offering with additional stock issued during the week of October 9, 2000. The rights offering was over-subscribed by approximately 15%. In total, 4,011,740 shares were issued and we received approximately $9.3 million in new capital (net of expenses). A portion of the proceeds was utilized to repay a bridge loan obtained to fund the Bamboo Club acquisition. The remainder will be utilized to fund our future growth.

We intend to continue operating the existing Bamboo Club restaurants and we are developing plans to expand the concept by opening additional restaurants. Early operating results since the acquisition validate our purchase assumptions. The Bamboo Club restaurants have been successfully assimilated into the company's processes and reporting systems.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our net exposure to interest rate risk consists of floating rate instruments that are benchmarked to U.S. short-term interest rates. We incur interest on mortgage loans made under lines of credit at variable interest rates of 1.125% over prime and 2.65% over "30-Day Dealer Commercial Paper Rates" As of September 25, 2000, we had outstanding borrowings on these lines of credit of approximately $4,700,000.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits -

     27.1 Financial Data Schedule

(b)  Reports on Form 8-K

     The Registrant filed a Report on Form 8-K on August 17, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MAIN STREET AND MAIN INCORPORATED


Dated: November 9, 2000                  /s/ Bart A. Brown Jr.
                                         ---------------------------------------
                                         Bart A. Brown Jr., President and
                                         Chief Executive Officer


Dated: November 9, 2000                  /s/ Lawrence K. White
                                         ---------------------------------------
                                         Lawrence K White, Vice President of
                                         Finance, Secretary and Treasurer