Form 10-K
period 2000-12-25
MAIN STREET & MAIN INC
filed 2001-03-29
CIK 847466

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 25, 2000      Commission File Number: 0-18668


                        MAIN STREET AND MAIN INCORPORATED
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                      11-2948370
 (State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                              Identification No.)


            5050 NORTH 40TH STREET
          SUITE 200, PHOENIX, ARIZONA                              85018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 20, 2001, there were outstanding 14,045,601 shares of the registrant's common stock, $.001 par value. The aggregate market value of common stock held by nonaffiliates of the registrant (8,479,601 shares) based on the closing sale price of the common stock as reported on the Nasdaq National Market on March 20, 2001, was $25,438,803. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

Documents  incorporated  by  reference:   Portions  of  the  registrant's  Proxy
Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III.

                        MAIN STREET AND MAIN INCORPORATED

                           ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 25, 2000

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
     ITEM 1.  BUSINESS......................................................  1
     ITEM 2.  PROPERTIES.................................................... 22
     ITEM 3.  LEGAL PROCEEDINGS............................................. 22
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 22


PART II
     ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.......................................... 23
     ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.......................... 24
     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.......................... 25
     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.... 30
     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................... 30
     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE......................... 30

PART III
     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............ 31
     ITEM 11. EXECUTIVE COMPENSATION........................................ 31
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT................................................... 31
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................ 31

PART IV
     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K.................................................. 32


SIGNATURES ................................................................. 35

                                  ------------

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING OUR "EXPECTATIONS," "ANTICIPATION," "INTENTIONS," "BELIEFS," OR "STRATEGIES" REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS ALSO INCLUDE STATEMENTS REGARDING REVENUE, MARGINS, EXPENSES, AND EARNINGS ANALYSIS FOR FISCAL 2001 AND THEREAFTER; FUTURE RESTAURANT OPERATIONS AND NEW RESTAURANT ACQUISITIONS OR DEVELOPMENT; THE RESTAURANT INDUSTRY IN GENERAL; AND LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE FILING DATE OF THIS REPORT, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS IN THIS REPORT. A VARIETY OF FACTORS COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, INCLUDING THE FACTORS DISCUSSED IN ITEM 1, "BUSINESS - SPECIAL CONSIDERATIONS."

                                     PART I

ITEM 1. BUSINESS

     We are the world's largest franchisee of T.G.I. Friday's restaurants, currently owning 56 and managing six T.G.I. Friday's restaurants. We also own six Redfish Seafood Grill and Bar restaurants and two Bamboo Club restaurants. On July 21, 2000, we acquired the concept, name, business, and substantially all of the assets of the Bamboo Club.

     T.G.I. Friday's restaurants are full-service, casual dining establishments featuring a wide selection of freshly prepared, popular foods and beverages served by well-trained, friendly employees in relaxed settings. Redfish Seafood Grill and Bar restaurants are full-service, casual dining restaurants that feature a broad selection of New Orleans style fresh seafood, Creole and Cajun cuisine, and traditional southern dishes, as well as a "Voodoo" style lounge, all under one roof. Bamboo Club restaurants are full-service, fine dining, upscale restaurants that feature an extensive and diverse menu of innovative and tantalizing Pacific Rim cuisine.

     We own the exclusive rights to develop additional T.G.I. Friday's restaurants in several territories in the western United States. We have
co-development   privileges  with  Carlson  Restaurants   Worldwide  to  develop
additional T.G.I. Friday's restaurants in California. We plan to develop additional T.G.I. Friday's restaurants in our existing development territories. Our strategy is to

     * capitalize on the brand-name recognition and goodwill associated with T.G.I. Friday's restaurants;

     *    expand our restaurant operations through

          - the development of additional T.G.I. Friday's restaurants in our existing development territories,
          -    the   development   of   additional   Redfish   and  Bamboo  Club
               restaurants, and
          - the acquisition or development of restaurants operating under other restaurant concepts; and

     * increase our profitability by continuing to enhance the dining experience of our guests and improving operating efficiency.

We may explore opportunities to franchise the Redfish and Bamboo Club concepts to third parties in the future.

     We were incorporated in December 1988. We maintain our principal executive offices at 5050 North 40th Street, Suite 200, Phoenix, Arizona 85018, and our telephone number is (602) 852-9000. Our Web site, which is not a part of this Report, is located at www.mainandmain.com. As used in this Report, the terms "we," "our," "us," or "Main Street" refers to Main Street and Main Incorporated and its subsidiaries and operating divisions.

                                  OUR BUSINESS

OUR T.G.I. FRIDAY'S RESTAURANTS

THE T.G.I. FRIDAY'S CONCEPT

     The T.G.I. Friday's concept is franchised by Carlson Restaurants Worldwide, Inc. (formerly TGI Friday's Inc.), a wholly owned subsidiary of Carlson Companies Inc., which is a diversified company with business interests in the restaurant and hospitality industries. The first T.G.I. Friday's restaurant was opened in 1965 in New York City. Carlson Restaurants Worldwide, Inc. and its predecessors, has conducted a business since 1972 that is substantially similar to the business currently conducted by its franchisees. As of December 25, 2000, Carlson Restaurants Worldwide had 222 franchisor-operated and 425 franchised T.G.I. Friday's restaurants operating worldwide. Carlson Restaurants Worldwide currently owns approximately 1.9% of our outstanding common stock. Holders of our common stock do not have any financial interest in Carlson Restaurants Worldwide, and Carlson Restaurants Worldwide has no responsibility for the contents of this Report.

     T.G.I. Friday's restaurants are full-service, casual dining establishments featuring a wide selection of high- quality, freshly prepared popular foods and beverages, including a number of innovative and distinctive menu items, such as menu items featuring "Jack Daniel's" sauces. The restaurants feature quick, efficient, and friendly table service designed to minimize customer waiting time and facilitate table turnover. Service personnel dress in traditional style red-and-white striped knit shirts and casual slacks and are encouraged to individualize their outfits with decorative pins and headwear, also known as "flair", which enhance the T.G.I. Friday's theme and entertaining dining atmosphere. Our restaurants generally are open seven days a week between the hours of approximately 11:00 a.m. and 1:00 a.m. We believe that the design and operational consistency of all T.G.I. Friday's restaurants enable us to benefit significantly from the name recognition and goodwill associated with T.G.I. Friday's restaurants.

MENU

     We attempt to capitalize on the innovative and distinctive menu items that have been an important attribute of T.G.I. Friday's restaurants. The menu consists of more than 100 food items, including

     *    appetizers,  such  as  mushrooms,  jalapeno  poppers,  buffalo  wings,
          stuffed  potato  skins,  quesadillas,   fried  onion  rings,  and  pot
          stickers;

     *    a variety of soups, salads, sandwiches, burgers, and pasta;

     *    southwestern, oriental, and American specialty items;

     * beef, seafood, and chicken entrees, including Jack Daniels(TM) grill items;

     *    a children's menu; and

     *    desserts.

Beverages include a full bar featuring wines, beers, classic and specialty cocktails, after dinner drinks, soft drinks, milk, milk shakes, malts, hot chocolate, coffee, tea, frozen fruit drinks known as Friday's Smoothies(TM), and sparkling fruit juice combinations known as Friday's Flings(R).

     Menu prices range from $6 to $17 for beef, chicken, and seafood entrees; $6 to $10 for pasta and oriental and southwestern specialty items; $4 to $9 for salads, sandwiches, and burgers; and $3 to $10 for appetizers and soups. Each restaurant offers a separate children's menu with food entrees ranging from $2 to $3. Alcoholic beverage sales currently account for approximately 24.4% of total revenue.

RESTAURANT LAYOUT

     Each of our T.G.I. Friday's restaurants is similar in terms of exterior and interior design. Each restaurant features a distinctive decor accented by red-and-white striped awnings, brass railings, stained glass, and eclectic memorabilia. Each restaurant has interior dining areas and bar seating.

     Most of our T.G.I. Friday's restaurants are located in freestanding buildings. These restaurants normally contain between 5,500 and 9,000 square feet of space and average approximately 7,500 square feet. Most of our recently developed restaurants, however, contain 5,800 to 6,500 square feet of space. Our T.G.I. Friday's restaurants contain an average of 60 dining tables, seating an average of 210 guests, and a bar area seating an average of approximately 30 additional guests.

UNIT ECONOMICS

     We estimate that our total cost of opening a new T.G.I. Friday's restaurant currently ranges from $2,450,000 to $2,800,000, exclusive of annual operating expenses and assuming that we obtain the underlying real estate under a lease arrangement. These costs include approximately (a) $1,650,000 to $2,000,000 for building, improvements, and permits, including liquor licenses, (b) $600,000 for furniture, fixtures, and equipment, (c) $150,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies, and (d) $50,000 for the initial franchise fee. Actual costs, however, may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and employment markets. Our T.G.I. Friday's restaurants open during all of fiscal 2000 generated an average of approximately $3,304,000 in annual revenue.

OUR REDFISH SEAFOOD GRILL AND BAR RESTAURANTS

THE REDFISH CONCEPT

     Redfish Seafood Grill and Bar restaurants are full-service, casual dining restaurants that feature a broad selection of New Orleans style fresh seafood, Creole and Cajun cuisine, and traditional southern dishes, as well as a "Voodoo" style lounge, all under one roof. The restaurants offer unique, freshly prepared food that is served quickly and efficiently in a fun-filled New Orleans atmosphere. Each Redfish restaurant's Voodoo lounge features a unique atmosphere decorated with an eclectic collection of authentic New Orleans artifacts, signs, and antiques. Local bands and, occasionally, national touring acts present live rhythm and blues music on weekends. Redfish restaurants are open for lunch and dinner seven days a week from 11:00 a.m. until 2:00 a.m.

MENU

     We have developed a menu of more than 50 items for our Redfish restaurants. Signature dishes include blackened redfish, Bourbon Street jambalaya, hickory-smoked prime rib, asiago encrusted salmon, southern fried catfish, crawfish etoufee, and marinated and grilled pork chops. The menu also features a selection of appetizers, including Looziana egg rolls, dungeness crabcakes, "Alligator Bites," buffalo crawfish tails, and crab & artichoke dip. Our Redfish menu also features a variety of delicious pastas, fresh seasonal salads, sandwiches, and tempting desserts, such as bananas foster, chocolate bread pudding, and our signature key lime pie. The spacious Voodoo lounge offers a wide selection of the finest beers on tap, a full wine list, and an extensive specialty drink list.

     Menu prices range from $7.00 to $25.00 for an entree and $5.00 to $11.00 for salads and appetizers. Alcohol sales currently account for approximately 20% of total revenue.

RESTAURANT LAYOUT

     We developed the Redfish restaurant layout to provide a refined southern roadhouse atmosphere. Each of our Redfish restaurants is decorated with nostalgic momentos of the South, together with decorative elements that are derived from the individual restaurant's locale. The decor generally creates a tribute to the legends of American music who created the blues, as well as to the regions that developed the classic Creole, Cajun, and American cuisine served in our Redfish restaurants.

     Most of our Redfish restaurants are located in high-traffic urban office environments. These restaurants contain between 6,000 and 12,000 square feet of space and average approximately 8,500 square feet. Our Redfish restaurants contain an average of 60 dining tables, seating an average of 250 guests, and a bar area seating an average of approximately 25 additional guests. We have developed a prototype for use in developing Redfish restaurants in the future. We constructed our first restaurant using this prototype in Scottsdale, Arizona. This restaurant opened on February 8, 2001. We plan to use this prototype whenever possible in order to standardize the construction process and to reduce costs.

UNIT ECONOMICS

     We estimate that our total cost of opening a new Redfish restaurant currently ranges from $2,400,000 to $2,600,000, exclusive of annual operating expenses and assuming that we obtain the underlying real estate under a lease arrangement. These costs include approximately (a) $1,650,000 to $1,850,000 for building, improvements, and permits, including liquor licenses, (b) $600,000 for furniture, fixtures, and equipment, (c) $150,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies. Actual costs, however, may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and employment markets. Our Redfish restaurants open during all of fiscal 2000 generated an average of approximately $2,300,000 in annual revenue.

OUR BAMBOO CLUB RESTAURANTS

THE BAMBOO CLUB CONCEPT

     Bamboo Club restaurants are full-service, fine dining restaurants that feature an extensive and diverse menu of innovative and tantalizing Pacific Rim cuisine. Bamboo Club restaurants use fresh ingredients and premium herbs and spices in creative combinations to serve high-quality food and beverages that deliver a unique combination of delicious taste, eye-appealing color, appetizing aroma, and delightful texture. The entire Bamboo Club concept has been designed to deliver a consistent and enjoyable dining experience to each guest in an elegant, upscale atmosphere. The restaurants feature a modern decor that provides a dramatic yet comfortable impression, with food and beverages prepared and served by a highly trained and skilled staff.

     Bamboo Club restaurants are open for lunch and dinner, with hours of 11:30 a.m. to midnight Sunday through Thursday and 11:30 a.m. to 1:00 a.m. on Friday and Saturday. The kitchen remains open until 11:00 p.m. Sunday through Thursday and until midnight on Friday and Saturday to accommodate guests who prefer to dine late. Bamboo Club restaurants take reservations and can serve large parties or groups.

MENU

     Bamboo Club restaurants feature a menu of more than 80 items inspired by the diverse and exotic cuisines found in locations such as Bangkok, Canton, Singapore, Seoul, Hong Kong, Indonesia, Hawaii, and other Pacific Rim cities and provinces. Each Bamboo Club restaurant also features a full-service bar that serves a variety of popular drinks and liquors, such as martinis and tropical drinks, as well as traditional mixed beverages, fine wines, a wide selection of popular Asian and domestic beers, and fine cigars.

     Menu prices range from $6 to $10 for salads; $5 to $10 for appetizers; and $10 to $29 for entrees. The average guest check is approximately $25 per person. Alcoholic beverage sales account for approximately 20% of total revenue. Take-out orders represent approximately 5% of total revenue. In addition, sales through a third-party delivery service represent approximately 3% of total revenue.

RESTAURANT LAYOUT AND STAFFING

     Bamboo Club restaurants have been designed to create a dramatic impression in an atmosphere that is both spacious and intimate. The restaurants' decor features artful lighting, dramatic murals, an eclectic mix of background music, and a general color theme of black, copper, and bamboo to create a "hip," exotic feeling of warmth and color.

     The restaurants also feature an "exhibition kitchen" adjacent to the seating area, where diners can watch highly skilled wok chefs prepare and serve the restaurants' appetizers and entrees. Most dishes are prepared and served within five to ten minutes from the time when the order is placed.

     The two existing Bamboo Club restaurants are located in high-traffic retail shopping environments. Each restaurant contains approximately 5,400 square feet of space in leased facilities, excluding patio areas. Each of these restaurants feature indoor seating and bar area seating for a total of approximately 200 guests, which does not include outdoor patio seating.

     Bamboo Club restaurants have developed an extensive program to train and motivate restaurant employees. The Bamboo Club serving staff are professional, friendly, highly skilled, and knowledgeable about the restaurant's cuisine and menu selections. Servers are trained to make suggestions or recommendations for new or different menu items or combinations that patrons might try, which helps each guest to enjoy a memorable dining experience.

UNIT ECONOMICS

     Although we have not completed construction or equipped the Tempe location, we anticipate that our total cost of opening will be approximately $1,075,000, exclusive of annual operating expenses. These costs will include approximately
(a) $550,000, net of a reduction for landlord's contribution, for building improvements and permits, including liquor licenses, (b) $400,000 for furniture, fixtures, and equipment, and (c) $125,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies. We anticipate that our total costs of opening the Tampa location will be approximately $1,264,000, exclusive of annual operating expenses. These costs will include approximately (a) $649,000, net of a reduction for landlord's contribution, for building improvements and permits, including liquor licenses,
(b) $490,000 for furniture, fixtures, and equipment, and (c) $125,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies. We anticipate that our total costs of opening the West Palm Beach location will be approximately $1,060,000, exclusive of annual operating expenses. These costs will include approximately (a) $535,000, net of a reduction for landlord's contribution, for building improvements and permits, including liquor licenses, (b) $400,000 for furniture, fixtures, and equipment, and (c) $125,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies. Actual costs may very significantly depending on a variety of factors, especially since we have not yet developed a Bamboo Club restaurant.

SITE SELECTION

     When evaluating whether and where to seek expansion of our restaurant operations, we analyze a restaurant's profit potential. We consider the location of a restaurant to be one of the most critical elements of the restaurant's long-term success. Accordingly, we expend significant time and effort in investigating and evaluating potential restaurant sites. In conducting the site selection process, we obtain and examine detailed demographic information (such as population characteristics, density, and household income levels), evaluate site characteristics (such as visibility, accessibility, and traffic volume), consider the proposed restaurant's proximity to demand generators (such as shopping malls, lodging, and office complexes), and analyze potential competition. Our senior corporate management evaluates and approves each restaurant site prior to acquisition after extensive consultation with all levels of our operations group. Carlson Restaurants Worldwide provides site selection guidelines and criteria as well as site selection counseling and assistance for our T.G.I. Friday's restaurant sites. We also must obtain Carlson Restaurants Worldwide's consent before we enter into definitive agreements for a T.G.I. Friday's restaurant site.

CURRENT RESTAURANTS

     The following table sets forth information relating to each restaurant we own or manage as of March 20, 2001.

                                                                                  IN
                                                     SQUARE        SEATING     OPERATION   OPERATED BY OUR
LOCATION                                             FOOTAGE       CAPACITY      SINCE      COMPANY SINCE
--------                                             -------       --------      -----      -------------
ACQUIRED T.G.I. FRIDAY'S RESTAURANTS (OWNED)
   Phoenix, Arizona..............................     9,396          298          1985          1990
   Mesa, Arizona.................................     9,396          298          1985          1990
   Tucson, Arizona...............................     7,798          290          1982          1990
   Las Vegas, Nevada.............................     9,194          298          1982          1990
   Kansas City, Missouri.........................     8,500          270          1983          1993
   Overland Park, Kansas.........................     6,000          220          1992          1993
   San Diego, California.........................     8,002          234          1979          1993
   Costa Mesa, California........................     8,345          232          1980          1993
   Woodland Hills, California....................     8,358          283          1980          1993
   Valencia, California..........................     6,500          232          1993          1993
   Torrance, California..........................     8,923          237          1982          1993
   La Jolla, California..........................     9,396          225          1984          1993
   Palm Desert, California.......................     9,194          235          1983          1993
   West Covina, California.......................     9,396          232          1984          1993
   North Orange, California......................     9,194          213          1983          1993
   Ontario, California...........................     5,700          190          1993          1993
   Laguna Niguel, California.....................     6,730          205          1990          1993
   San Bernardino, California....................     9,396          236          1986          1993
   Brea, California..............................     6,500          195          1991          1993
   Riverside, California.........................     6,500          172          1991          1993
   Pleasanton, California........................     8,000          255          1995          1998
   Salinas, California...........................     6,500          240          1994          1998
   Oakland, California...........................     5,966          230          1994          1998
   Sacramento, California........................     6,200          230          1979          1998
   Citrus Heights, California....................     8,500          270          1982          1998
   Fresno, California............................     5,950          230          1978          1998

                                                                                  IN
                                                     SQUARE        SEATING     OPERATION   OPERATED BY OUR
LOCATION                                             FOOTAGE       CAPACITY      SINCE      COMPANY SINCE
--------                                             -------       --------      -----      -------------
DEVELOPED T.G.I. FRIDAY'S RESTAURANTS (OWNED)
   Glendale, Arizona.............................     5,200          230          1993          1993
   Albuquerque, New Mexico.......................     5,975          270          1993          1993
   Reno, Nevada..................................     6,500          263          1994          1994
   Oxnard, California............................     6,500          252          1994          1994
   Carmel Mountain, California...................     6,500          252          1995          1995
   Rancho Santa Margarita, California............     6,548          252          1995          1995
   Cerritos, California..........................     6,250          223          1996          1996
   Las Vegas, Nevada.............................     6,700          251          1997          1997
   E1 Paso, Texas #2.............................     5,491          206          1998          1998
   Superstition Springs (Mesa), Arizona..........     6,250          240          1998          1998
   Puente Hills, California......................     5,800          272          1999          1999
   San Diego, California.........................     6,800          277          1999          1999
   Independence, Missouri........................     5,800          240          1999          1999
   Rancho San Diego, California..................     5,800          240          1999          1999
   Yorba Linda, California.......................     5,800          240          1999          1999
   Simi Valley, California.......................     5,800          240          1999          1999
   Tucson, Arizona...............................     5,800          240          1999          1999
   Henderson, Nevada.............................     5,800          240          1999          1999
   Carlsbad, California..........................     8,146          302          1999          1999
   Temecula, California..........................     6,400          278          1999          1999
   Chandler, Arizona.............................     6,000          240          1999          1999
   Goodyear, Arizona.............................     6,000          207          2000          2000
   Shawnee, Kansas...............................     6,400          245          2000          2000
   Thousand Oaks, California.....................     6,400          249          2000          2000
   Union City - San Francisco....................     6,400          240          2000          2000
   Leawood, Kansas...............................     7,248          240          2000          2000
   N. Long Beach, California.....................     7,177          291          2000          2000
   Scottsdale, Arizona...........................     7,100          263          2000          2000
   Albuquerque, New Mexico.......................     6,426          241          2001          2001

MANAGED T.G.I. FRIDAY'S RESTAURANTS
   San Bruno, California.........................     8,345          200          1980          1993
   San Francisco, California.....................     4,748          161          1989          1993
   San Jose, California..........................     8,002          228          1977          1993
   San Mateo, California.........................     9,396          252          1984          1993
   San Ramon, California.........................     6,000          182          1990          1993
   El Paso, Texas #1.............................     4,800          198          1997          1997

DEVELOPED REDFISH RESTAURANTS
   Denver, Colorado..............................     7,925          321          1997          1997
   Chicago, Illinois.............................     6,200          214          1996          1997
   Cincinnati, Ohio..............................     7,133          239          1997          1997
   San Diego, California.........................    11,994          347          1999          1999
   Cleveland, Ohio...............................    10,964          328          1999          1999
   Scottsdale, Arizona...........................     7,285          218          2001          2001

ACQUIRED BAMBOO CLUB RESTAURANTS
   Phoenix, Arizona..............................     5,400          200          1995          2000
   Scottsdale, Arizona...........................     5,400          200          1997          2000

     The average size of our acquired T.G.I. Friday's restaurants is approximately 8,000 square feet, and the average size of our developed T.G.I. Friday's restaurants is approximately 6,100 square feet. The Redfish restaurants average 8,600 square feet, and the existing Bamboo Club restaurants average 5,400 square feet.

RESTAURANT OPERATIONS

THE T.G.I. FRIDAY'S SYSTEM

     T.G.I. Friday's restaurants are developed and operated pursuant to a specified system. Carlson Restaurants Worldwide maintains detailed standards, specifications, procedures, and operating policies to facilitate the success and consistency of all T.G.I. Friday's restaurants. To ensure that the highest degree of quality and service is maintained, each franchisee of Carlson Restaurants Worldwide, including our company, must operate each T.G.I. Friday's restaurant in strict conformity with these methods, standards, and specifications. The T.G.I. Friday's system includes

     * distinctive exterior and interior design, decor, color scheme, and furnishings;

     *    uniform specifications and procedures for operations;

     *    standardized menus featuring special recipes and menu items;

     *    procedures for inventory and management control;

     *    formal training and assistance programs;

     *    advertising and promotional programs;

     * requirements for quality and uniformity of products and services offered;

     * requirements that franchisees purchase or lease from approved suppliers equipment, fixtures, furnishings, signs, inventory, recorded music, ingredients, and other products and materials that conform with the standards and specifications of Carlson Restaurants Worldwide; and

     * standards for the maintenance, improvement, and modernization of restaurants, equipment, furnishings, and decor.

     Carlson Restaurants Worldwide has committed to its franchisees to continue to improve and further develop the T.G.I. Friday's system and to provide such new information and techniques to the franchisees by means of confidential franchise operating manuals. The T.G.I. Friday's system is identified by means of certain trade names, service marks, trademarks, logos, and emblems, including the marks T.G.I. Friday's(R) and Friday's(R). We believe the support as well as the standards, specifications, and operating procedures of Carlson Restaurants Worldwide are important elements to our restaurant operations. Our policy is to execute these specifications, procedures, and policies to the highest level of the standards of Carlson Restaurants Worldwide.

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

     *    institutes procedures to enhance efficiency and reduce costs; and

     *    provides centralized support systems.

     We also maintain quality assurance procedures designed to assure compliance with the high quality of products and services mandated by our company and Carlson Restaurants Worldwide. We respond to and investigate inquiries and complaints, initiate on-site resolution of deficiencies, and consult with each restaurant's staff to assure that proper action is taken to correct any deficiency. Our personnel and contracted third-party quality assurance professionals make unannounced visits to restaurants to evaluate the facilities, products, and services. We believe that our quality review program and executive oversight enhance restaurant operations, reduce operating costs, improve customer satisfaction, and facilitate the highest level of compliance with the T.G.I. Friday's system.

RESTAURANT MANAGEMENT

     Our regional and restaurant management personnel are responsible for complying with Carlson Restaurants Worldwide's and our operational standards. Our six regional managers are responsible for between 5 and 12 of our restaurants within their region. These regional managers and two Directors of Operations report to our Vice President of Restaurant Operations. The Vice President of Restaurant Operations and two other Directors of Operations report to our Executive Vice President of Operations and Chief Operating Officer, who has responsibility for our operations. Restaurant managers are responsible for day-to-day restaurant operations, including customer relations, food preparation and service, cost control, restaurant maintenance, and personnel relations. We typically staff our restaurants with an on-site general manager, two or three assistant managers, a kitchen manager, and approximately 90 hourly employees.

     We recently established a program of appointing multi-location general managers in geographic areas having locations close enough to each other to support this concept. In addition to improving efficiency, this program allows us to promote and compensate key general managers and create a position that improves our ability to retain key employees in our company. We currently have three employees in these positions.

RECRUITMENT AND TRAINING

     We attempt to hire employees who are committed to the standards maintained by our company and Carlson Restaurants Worldwide. We also believe that our high unit sales volume, the image and atmosphere of the T.G.I. Friday's, Redfish, and Bamboo Club concepts, and our career advancement and employee benefit programs enable us to attract high quality management and restaurant personnel.

     Our T.G.I. Friday's restaurant personnel participate in continuing training programs maintained by Carlson Restaurants Worldwide and our company. In addition, we supplement those programs by hiring personnel devoted solely to employee training. Each restaurant general and assistant manager completes a formal training program conducted by our company and Carlson Restaurants Worldwide. This program provides our T.G.I. Friday's restaurant managers between 10 and 15 weeks of training, depending on the trainee's prior experience and ability. The training covers all aspects of management philosophy and overall restaurant operations, including supervisory skills, operating and performance standards, accounting procedures, and employee selection and training necessary for restaurant operations.

     Our Redfish and Bamboo Club restaurant managers and personnel participate in extensive training programs consistent with our operating standards. Many of our Redfish restaurant managers are experienced T.G.I. Friday's managers who have accepted positions in our Redfish operations.

     We believe that our incentive, motivation, and training and re-training programs enhance employee performance, result in better customer service, and increase restaurant efficiency. We have implemented incentive programs that reward restaurant managers when the restaurant's operating results surpass designated goals and a reward and recognition program for outstanding achievements by employees.

MAINTENANCE AND IMPROVEMENT OF RESTAURANTS

     We maintain our restaurants and all associated fixtures, furnishings, and equipment in conformity with the T.G.I. Friday's system or standards we have developed for our Redfish and Bamboo Club restaurants. We also make necessary additions, alterations, repairs, and replacements to our restaurants as required by Carlson Restaurants Worldwide, including periodic repainting or replacement of obsolete signs, furnishings, equipment, and decor. We may be required, subject to certain limitations, to modernize our restaurants to the then-current standards and specifications of Carlson Restaurants Worldwide. One Bamboo Club restaurant lease requires us to periodically refurbish the location.

MANAGEMENT INFORMATION SYSTEMS

     We have devoted considerable resources to develop and implement management information systems that improve the quality and flow of information throughout our company. These systems include systems that complement proprietary systems developed and maintained by Carlson Restaurants Worldwide as well as systems we have developed for our Redfish and Bamboo Club restaurants. Inventory control and transaction processing are accomplished by means of a computerized sales system, which is integrated into data processing systems we utilize for financial and management control, centralized accounting, and management information systems.

     We use five to seven touch-screen computer registers located conveniently throughout each of our restaurants. Servers enter guest orders by touching the appropriate sections of the register's computer screen, which transfers the information electronically to the kitchen and bar for preparation. These registers also are connected to a personal computer in the restaurant office and to our corporate information system via modem. Management receives detailed comparative reports on each restaurant's sales and expense performance daily, weekly, and monthly. Our existing in-store accounting system in the TGI Friday's we own and manage is currently supported by Carlson Restaurants Worldwide. We have been notified that its support will cease in the middle of 2002. We plan to replace this system with a new system that will work in all three of our restaurant concepts. We currently are in the design phase of this project. This systems replacement will be a major effort for us during the next year.

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

EQUIPMENT, FOOD PRODUCTS, AND OTHER SUPPLIES

     We lease or purchase all fixtures, furnishings, equipment, signs, recorded music, food products, supplies, inventory, and other products and materials required for the development and operation of our T.G.I. Friday's restaurants from suppliers approved by Carlson Restaurants Worldwide. In order to be approved as a supplier, a prospective supplier must demonstrate to the reasonable satisfaction of Carlson Restaurants Worldwide its ability to meet the then-current standards and specifications of Carlson Restaurants Worldwide for such items, possess adequate quality controls, and have the capacity to provide supplies promptly and reliably. We are not required to purchase supplies from any specified suppliers, but the purchase or lease of any items from an unapproved supplier requires the prior approval of Carlson Restaurants Worldwide.

     Carlson Restaurants Worldwide maintains a list of approved suppliers and a set of the T.G.I. Friday's system standards and specifications. Carlson
Restaurants Worldwide receives no commissions on direct sales to its franchisees, but may receive rebates and promotional discounts from manufacturers and suppliers, some of which are passed on proportionately to our company. Carlson Restaurants Worldwide is an approved supplier of various kitchen equipment and store fixtures, decorative memorabilia, and various paper goods, such as menus and in-store advertising materials and items. We are not, however, required to purchase such items from Carlson Restaurants Worldwide. If we elect to purchase such items from Carlson Restaurants Worldwide, Carlson Restaurants Worldwide may derive revenue as a result of such purchases.

     Each of our restaurants purchases perishable produce, dairy products, and breads from approved local suppliers. In prior years and until the fourth quarter of fiscal 1999, we purchased most of our key food products, as well as many of our other restaurant supplies, from a single national food distributor. Carlson Restaurants Worldwide and all of its other franchisees also purchased from this distributor, which is not affiliated with our company or Carlson Restaurants Worldwide. In November 1999, this distributor announced that it was phasing out its distribution services to the casual dining industry. This decision had an immediate and substantial negative impact on the distributor's deliveries to our restaurants. As the level of service began to deteriorate, we immediately entered into temporary back-up distribution arrangements with alternate suppliers, generally at higher prices than we had previously obtained from our primary supplier. In January 2000, this distributor filed for protection under Chapter 11 of the U. S. Bankruptcy Code. We asserted claims against the supplier and the supplier asserted claims against us, all of which have been resolved. See Item 3, "Legal Proceedings" included elsewhere in this Report.

     In January 2000, we entered into an agreement with U.S. Foodservice, a company with which we had an existing relationship, to serve substantially all of our restaurants in California, Arizona, and Nevada. During the second quarter of fiscal 2000, we completed the transition to U.S. Foodservice in California, Arizona, and Nevada and to Performance Food Group in Missouri, Kansas, Texas, and New Mexico for all our T.G.I. Friday's and Redfish restaurants. Our two acquired Bamboo Clubs restaurants currently utilize the distribution operations that were in place when we acquired those restaurants, and those distribution operations will be evaluated after we open the Tempe location.

     Our restaurants utilize a simple bar code system for daily ordering of their primary food and merchandise items. Orders are sent electronically to the supplier. Our suppliers have comprehensive warehouse and delivery outlets servicing each of our markets.

     We believe that our purchases from our primary suppliers will enable us to

     * maintain a high level of quality consistent with our T.G.I. Friday's, Redfish, and Bamboo Club restaurants;

     *    realize convenience and dependability in the receipt of our supplies;

     * avoid the costs of maintaining a large purchasing department, large inventories, and product warehouses; and

     *    attain cost advantages as the result of volume purchases.

We believe, however, that all essential products are available from other national suppliers as well as from local suppliers in the cities in which our restaurants are located in the event we determine to purchase our supplies from other suppliers.

ADVERTISING AND MARKETING

T.G.I. FRIDAY'S RESTAURANTS

     We participate in the national marketing and advertising programs conducted by Carlson Restaurants Worldwide. The programs use network and cable television and national publications and feature new menu innovations and various promotional programs. In addition, from time to time, we supplement the marketing and advertising programs conducted by Carlson Restaurants Worldwide through local radio, newspaper, and magazine advertising media and sponsorship of community events. In conjunction with Carlson Restaurants Worldwide, we maintain a "frequent diner" program that includes awards of food, merchandise, and travel to frequent diners based upon points accumulated through purchases.

     As a franchisee of Carlson Restaurants Worldwide, we are able to utilize the trade names, service marks, trademarks, emblems, and indicia of origin of Carlson Restaurants Worldwide, including the marks T.G.I. Friday's(R) and Friday's(R). We advertise in various media utilizing these marks to attract new customers to our restaurants.

REDFISH AND BAMBOO CLUB RESTAURANTS

     Our in-house marketing department develops advertising and marketing programs for our Redfish and Bamboo Club restaurants. We develop these programs with an emphasis on building awareness of the "Redfish" and "Bamboo Club" brand in the communities in which we operate Redfish and Bamboo Club restaurants and generating sales for those restaurants. Advertising and marketing campaigns have included radio and print advertising, as well as point-of-sale marketing promotions. We conduct a comprehensive advertising and public relations campaign in advance of each Redfish and Bamboo Club restaurant grand opening.

EXPANSION OF OPERATIONS

     Between 1990 and 2000, we acquired 31 existing T.G.I. Friday's restaurants as well as the exclusive and co-development rights to develop restaurants in specified territories. The acquisitions include 25 restaurants in California, three in Arizona, and one in each of Kansas, Missouri, and Nevada. We subsequently sold five of the restaurants we had previously acquired in

California, which we continue to manage. Between 1990 and 2000, we also have developed 30 new T.G.I. Friday's restaurants, including seven during 2000. These include 15 in California, six in Arizona, three in Nevada, two in each of New Mexico and Kansas, and one in each of Missouri and Texas.

     In 1997, we acquired a 52% ownership interest and in 1999 we acquired the remaining minority interest in Redfish America, LLC, which operated our four original Redfish Seafood Grill and Bar restaurants. We opened two additional Redfish restaurants in 1999 and closed one in 2000.

     In July 2000, we acquired the business and substantially all of the assets of two Bamboo Club restaurants. As part of the acquisition, we also acquired the right, title, and interest under, in, and to the "Bamboo Club" name and restaurant concept. The two Bamboo Club restaurants are located in Phoenix and Scottsdale, Arizona. We plan to expand the Bamboo Club concept by opening additional restaurants. We also may explore opportunities to franchise the Bamboo Club concept to third parties in the future.

     We plan to expand our restaurant operations through the development of additional T.G.I. Friday's restaurants in our existing development territories and the development of additional Redfish and Bamboo Club restaurants in suitable locations. We opened two T.G.I. Friday's and one Redfish restaurant during the first quarter of fiscal 2001. We plan to open an additional two
T.G.I. Friday's, one Redfish, and three Bamboo Club restaurants during the remainder of 2001. We plan to open a new Bamboo Club restaurant in Tempe, Arizona, during the summer of 2001, which is currently under construction in 6,700 square feet of leased space, exclusive of patio seating area. The Tempe restaurant will contain seating for approximately 206 guests, exclusive of bar and patio seating. In addition, we have entered into leases for Bamboo Club restaurant locations in high-traffic shopping malls in Tampa and West Palm Beach, Florida, and expect to commence construction so that we can open those locations in the fall of 2001. The Tampa location contains 8,100 square feet and the West Palm Beach location contains 6,317 square feet, both exclusive of patio seating areas. The Tampa restaurant is planned to contain seating for approximately 235 guests and the West Palm Beach restaurant is planned to contain seating for approximately 180 guests, both exclusive of bar and patio seating.

     We are negotiating leases or purchase agreements for six additional restaurants scheduled to be developed during 2002. We currently are considering other sites for additional restaurants, but have not entered into leases or purchase agreements for such sites. We do not know how many sites will materialize, as that depends on a variety of factors and economic conditions.

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

     The opening of new restaurants also may be affected by increased construction, utility, and labor costs, delays resulting from governmental regulatory approvals, strikes, or work stoppages, adverse weather conditions, and various acts of God. Newly opened restaurants may operate at a loss for a period following their opening. The length of this period will depend upon a number of factors, including the time of year the restaurant is opened, sales volume, and operating costs.

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

DEVELOPMENT AGREEMENTS

     We are a party to four development agreements with Carlson Restaurants Worldwide. Each development agreement grants us the right to develop additional T.G.I. Friday's restaurants in a specified territory and obligates us to develop additional T.G.I. Friday's restaurants in that territory in accordance with a specified development schedule. We own the exclusive rights to develop additional T.G.I. Friday's restaurants in territories encompassing most of the states of Arizona, Nevada, and New Mexico, and the Kansas City, Kansas/Missouri and E1 Paso, Texas metropolitan areas. We also have the non-exclusive right, together with Carlson Restaurants Worldwide, to develop additional T.G.I. Friday's restaurants in the state of California. We plan to develop additional T.G.I. Friday's restaurants in our existing development territories.

     In the past, we have successfully renegotiated our franchisee development obligations for new T.G.I. Friday's locations, primarily in Northern California. Our renegotiated development schedule has reduced our development obligation in Northern California, extended the dates for new store development in all of California, and increased to a lesser extent our development obligations in other territories. As part of the new agreement, Carlson Restaurants Worldwide now has the right to co-develop the California market. We currently do not expect to meet the amended development agreements, but instead expect to renegotiate the terms of those agreements with Carlson Restaurants Worldwide.

     During the middle of 2000, we experienced difficulty finding sites, particularly in Northern California, that we believed we could successfully develop and operate. We commenced discussions with Carlson Restaurants Worldwide to adjust and modify our development agreements. We reached substantial agreement to reduce development obligations in certain areas and to alter some area obligations. Before this agreement was finalized, increases in workers' compensation, minimum wage, and energy costs made development in California, especially Northern California, very problematic. As a result, we agreed with Carlson Restaurants Worldwide not to enter into a modification of our development agreements until we can fully assess the effects of these issues.

     The  following   table  sets  forth   information   regarding  our  minimum
requirements to open new T.G.I. Friday's restaurants under our current development agreements, absent the current moratorium, as well as the number of existing restaurants in each of our development territories.

                              SOUTHERN        NORTHERN
                             CALIFORNIA      CALIFORNIA      SOUTHWEST         MIDWEST
YEAR                        TERRITORY(1)    TERRITORY(1)    TERRITORY(2)     TERRITORY(3)     TOTAL
----                        ------------    ------------    ------------     ------------     -----
Carry-over.................      --              3              --                --             3
2001 ......................       4              6               1                 1            12
2002 ......................       4              4               1                 1            10
2003 ......................       3              3            (TBD)             (TBD)            6
                                ---            ---            ----              ----           ---
     Total.................      11             16               2                 2            31
                                ===            ===            ====              ====           ===

Existing Restaurants.......      29              6 (4)          16 (5)             5            56

----------
(1) Carlson Restaurants Worldwide also may develop restaurants in this region.
(2) Includes the states of Arizona, Nevada, and New Mexico and the E1 Paso, Texas metropolitan area.
(3)    Includes metropolitan Kansas City, Kansas and Kansas City, Missouri.
(4) Does not include five restaurants managed in the Northern California Territory.
(5)    Does not include one restaurant managed in the Southwest Territory.
(TBD) To be determined by negotiation between Carlson Restaurants Worldwide and the Company during 2002.

     Each development agreement gives Carlson Restaurants Worldwide certain remedies in the event that we fail to comply in a timely manner with our schedule for restaurant development, if we otherwise default under the development agreement or any franchise agreement relating to a restaurant within that development territory as described above, or if our officers or directors breach the confidentiality or noncompete provisions of the development agreement. The remedies available to Carlson Restaurants Worldwide include (a) the termination of our exclusive right to develop restaurants in the related territory; (b) a reduction in the number of restaurants we may develop in the related territory; (c) the termination of the development agreement; and (d) an acceleration of the schedule for development of restaurants in the related territory pursuant to the development agreement. None of these remedies would affect adversely our ability to continue to operate our then-existing T.G.I. Friday's restaurants.

FRANCHISE AGREEMENTS

     We enter into or assume a separate franchise agreement with respect to each T.G.I. Friday's restaurant that we acquire or develop pursuant to a development agreement. Each franchise agreement grants us an exclusive license to operate a T.G.I. Friday's restaurant within a designated geographic area, which generally is a three-mile limit from each restaurant, and obligates us to operate such restaurant in accordance with the requirements and specifications established by Carlson Restaurants Worldwide relating to food preparation and quality of service as well as general operating procedures, advertising, records maintenance, and protection of trademarks. The franchise agreements restrict our ability to transfer our interest in our T.G.I. Friday's restaurants without the consent of Carlson Restaurants Worldwide.

     Each franchise agreement requires us to pay Carlson Restaurants Worldwide an initial franchise fee, generally in the amount of $50,000. In addition, we are obligated to pay Carlson Restaurants Worldwide a royalty in the amount of 4% of the gross revenue as defined in the franchise agreement for each restaurant. Royalty payments under these agreements totaled $4,830,000 during fiscal 1999, and $6,634,000 during fiscal 2000. Each franchise agreement also requires us to spend at least 4% of gross sales on local marketing and to contribute to a national marketing pool Carlson Restaurants Worldwide administers. All funds contributed to the national advertising fund are credited against the local advertising requirement. Carlson Restaurants Worldwide required us as well as all other franchisees to contribute 2.1% of gross sales in fiscal 1999, 2000 and 2001 to the national marketing pool. Marketing expenses totaled $2,733,000 during fiscal 1999 and $4,163,000 during fiscal 2000.

     A default under one of our franchise agreements will not constitute a default under any of our other franchise agreements. A default under the franchise agreement for a restaurant in a development territory may, however, constitute a default under the development agreement for that development territory.

GOVERNMENT REGULATION

     Each of our restaurants is subject to licensing and regulation by state and local departments and bureaus of alcohol control, health, sanitation, and fire and to periodic review by the state and municipal authorities for areas in which the restaurants are located. In addition, we are subject to local land use, zoning, building, planning, and traffic ordinances and regulations in the selection and acquisition of suitable sites for constructing new restaurants. Delays in obtaining, or denials of, or revocation or temporary suspension of, necessary licenses or approvals could have a material adverse impact on our development of restaurants.

     We also are subject to regulation under the Fair Labor Standards Act, which governs such matters as working conditions and minimum wages. An increase in the minimum wage rate or the cost of workers' compensation insurance, both of which recently occurred in California, or changes in tip-credit provisions, employee benefit costs (including costs associated with mandated health insurance coverage), or other costs associated with employees could adversely affect our company.

     In addition, we are subject to the Americans with Disabilities Act of 1990. That act may require us to make certain installations in new restaurants or renovations to existing restaurants to meet federally mandated requirements. To our knowledge, we are in compliance in all material respects with all applicable federal, state, and local laws affecting our business.

COMPETITION

     The restaurant business is highly competitive with respect to price, service, food type, and quality. In addition, restaurants compete for the availability of restaurant personnel and managers. Our restaurants compete with a large number of other restaurants, including national and regional restaurant chains and franchised restaurant systems, many of which have greater financial resources, more experience, and longer operating histories than we possess. We also compete with locally owned, independent restaurants.

     Our casual dining business also competes with various types of food businesses, as well as other businesses, for restaurant locations. We believe that site selection is one of the most crucial decisions required in connection with the development of restaurants. As the result of the presence of competing restaurants in our development territories, our management devotes great attention to obtaining what we believe will be premium locations for new restaurants, although we can provide no assurance that we will be successful in these efforts.

EMPLOYEES

     We employ approximately 2,450 people on a full-time basis, of whom 65 are corporate management and staff personnel and 2,385 are restaurant personnel. We also employ approximately 4,100 part-time employees. Except for corporate and management personnel, we generally pay our employees on an hourly basis. We employ an average of approximately 90 full-time and part-time hourly employees at each of our restaurants. None of our employees are covered by a collective bargaining agreement with us. We have never experienced a major work stoppage, strike, or labor dispute. We consider our relations with our employees to be good.

EXECUTIVE OFFICERS

     The following table sets forth certain information regarding our executive officers:

       NAME              AGE                      POSITION
       ----              ---                      --------
Bart A. Brown, Jr......  69   President, Chief Executive Officer, and Director
William G. Shrader.....  53   Executive Vice President, Chief Operating Officer,
                               and Director
Lawrence K. White......  36   Vice President - Finance, Secretary and Treasurer

     BART A. BROWN, JR. has served as our President and Chief Executive Officer and as a director since December 1996. Mr. Brown was affiliated with Investcorp International, N.A., and an international investment banking firm, from April 1996 until December 1996. Mr. Brown served as the Chairman and Chief Executive Officer of Color Tile, Inc. at the request of Investcorp International, Inc., which owned all of that company's common stock, from September 1995 until March 1996. In January 1996, Color Tile filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Mr. Brown served as Chairman of the Board of The Circle K Corporation from June 1990, shortly after that company filed for reorganization under Chapter 11 of the United States Bankruptcy Code, until September 1995. From September 1994 until September 1996, Mr. Brown served as the Chairman and Chief Executive Officer of Spreckels Industries, Inc. Mr. Brown engaged in the private practice of law from 1963 through 1990 after seven years of employment with the Internal Revenue Service.

     WILLIAM G. (BILL) SHRADER has served as our Executive Vice President and Chief Operating Officer and as a director since March 1999. Prior to joining our company, Mr. Shrader was Senior Vice President of Marketing for Tosco Marketing Company from February 1997 to March 1999. From August 1992 to February 1997, Mr. Shrader served in several capacities at Circle K Stores, Inc., including President of the Arizona Region, President of the Petroleum Products/Services Division, Vice President of Gasoline Operations, and Vice President of Gasoline Marketing. Mr. Shrader began his career in 1976 at The Southland Corporation and departed in 1992 as National Director of Gasoline Marketing.

     LAWRENCE K. WHITE has served as our Vice President-Finance and Chief Financial Officer since August 2000. Prior to joining our company, Mr. White served as the Vice President of Accounting for the Arizona Diamondbacks of Major League Baseball (MLB), the Phoenix Suns of the National Basketball Association
(NBA), Bank One Ballpark, and America West Arena. Mr. White began his career in public accounting with the Boston offices of Price Waterhouse and Pannell Kerr Forster from 1987 through 1992. Thereafter, he worked for two Boston area real estate companies until his hiring by the Arizona Diamondbacks in early 1996.

                             SPECIAL CONSIDERATIONS

     YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS, IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, IN EVALUATING OUR COMPANY AND OUR BUSINESS.

WE DEPEND ON CARLSON RESTAURANTS WORLDWIDE, INC.

     We currently operate 56 T.G.I. Friday's restaurants as a T.G.I. Friday's franchisee. We also manage an additional six T.G.I. Friday's restaurants for other franchisees. Carlson Restaurants Worldwide, Inc. (formerly TGI Friday's, Inc.) is the franchisor of T.G.I. Friday's restaurants. As a result of the nature of franchising and our franchise agreements with Carlson Restaurants Worldwide, our long-term success depends, to a significant extent, on

     * the continued vitality of the T.G.I. Friday's restaurant concept and the overall success of the T.G.I. Friday's system;

     * the ability of Carlson Restaurants Worldwide to identify and react to new trends in the restaurant industry, including the development of popular menu items;

     * the ability of Carlson Restaurants Worldwide to develop and pursue appropriate marketing strategies in order to maintain and enhance the name recognition, reputation, and market perception of T.G.I. Friday's restaurants;

     *    the goodwill associated with the T.G.I. Friday's trademark;

     * the quality, consistency, and management of the overall T.G.I. Friday's system; and

     * the successful operation of T.G.I. Friday's restaurants owned by Carlson Restaurants Worldwide and other T.G.I. Friday's franchisees.

     We believe that the experience, reputation, financial strength, and franchisee support of Carlson Restaurants Worldwide represent positive factors for our business. We have no control, however, over the management or operation of Carlson Restaurants Worldwide or other T.G.I. Friday's franchisees. A variety of factors affecting Carlson Restaurants Worldwide or the T.G.I. Friday's concept could have a material adverse effect on our business. These factors include the following:

     *    any  business  reversals  that  Carlson   Restaurants   Worldwide  may
          encounter;

     * a failure by Carlson Restaurants Worldwide to promote the T.G.I. Friday's name or restaurant concept;

     * the inability or failure of Carlson Restaurants Worldwide to support its franchisees, including our company;

     * the failure to operate successfully the T.G.I. Friday's restaurants that Carlson Restaurants Worldwide itself owns; and

     * negative publicity with respect to Carlson Restaurants Worldwide or the T.G.I. Friday's name.

The future results of the operations of our restaurants will not necessarily reflect the results achieved by Carlson Restaurants Worldwide or its other franchisees, but will depend upon such factors as the effectiveness of our management team, the locations of our restaurants, and the operating results of those restaurants.

FRANCHISE AGREEMENTS IMPOSE RESTRICTIONS AND OBLIGATIONS ON OUR BUSINESS.

     Our franchise agreement with Carlson Restaurants Worldwide for each T.G.I. Friday's restaurant that we own generally requires us to

     *    pay an initial franchise fee of $50,000;

     *    pay royalties of 4% of the restaurant's gross sales; and

     * spend up to 4% of the restaurant's gross sales on advertising, which may include contributions to a national marketing pool administered by Carlson Restaurants Worldwide.

During fiscal 2000, Carlson Restaurants Worldwide required us and its other franchisees to contribute 2.1% of gross sales to the national marketing pool. We must pay or accrue these amounts regardless of whether or not our restaurants are profitable. In addition, the franchise agreements require us to operate our T.G.I. Friday's restaurants in accordance with requirements and specifications established by Carlson Restaurants Worldwide. These requirements and specifications relate to a variety of factors, including the following:

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

OUR DEVELOPMENT AGREEMENTS WITH CARLSON RESTAURANTS WORLDWIDE REQUIRE US TO OPEN ADDITIONAL T.G.I. FRIDAY'S RESTAURANTS.

     The acquisition of restaurants may not constitute the opening of new restaurants under the development agreements. We may not be able to secure sufficient restaurant sites that we believe are suitable or we may not be able to develop restaurants on sites on terms and conditions that we consider favorable in order to satisfy the requirements of the development agreements. The development agreements give Carlson Restaurants Worldwide certain remedies in the event that we fail to comply with the development schedule in a timely manner or if we breach the confidentiality or noncompete provisions of the development agreements. These remedies include, under certain circumstances, the right to reduce the number of restaurants we may develop in the related development territory or to terminate our exclusive right to develop restaurants in the related development territory.

     At our request, Carlson Restaurants Worldwide from time to time has agreed to amend the development schedules to extend the time by which we were required to develop new restaurants in certain development territories. We requested those amendments because we were unable to secure sites that we believed to be attractive on favorable terms and conditions. Carlson Restaurants Worldwide may decline to extend the development schedule in the future if we experience any difficulty in satisfying the schedule for any reason, including a shortage of capital.

WE MAY NOT BE ABLE TO COMPLY WITH ALL OF THE REQUIREMENTS OF OUR DEVELOPMENT AGREEMENTS.

     At the beginning of 2001, our development agreements with Carlson Restaurants Worldwide required us to open at least 31 additional T.G.I. Friday's restaurants by December 31, 2003, including 15 by the end of 2001. We opened seven new T.G.I. Friday's restaurants during fiscal 2000. One of these restaurants fulfilled our development requirements for 1999. We do not expect to meet our California and midwest obligations under our development agreements but instead expect to renegotiate our obligations under those agreements.

WE FACE RISKS ASSOCIATED WITH THE ACQUISITION AND INTEGRATION OF REDFISH AND THE BAMBOO CLUB AND ANY OTHER ACQUIRED RESTAURANTS WITH OUR EXISTING OPERATIONS.

     We must integrate the operations of our Redfish and Bamboo Club restaurants with our existing operations in order to enhance revenue, realize cost savings, and achieve anticipated operating efficiencies. Because Redfish and Bamboo Club restaurants feature diverse menus served in an upscale atmosphere, these restaurants present operating requirements that differ from our existing T.G.I. Friday's restaurants, which could result in unanticipated challenges to our management team. We may wish to acquire other complementary restaurant operations in the future. We may not be able to identify suitable acquisition candidates or make acquisitions on commercially acceptable terms. We also cannot provide assurance that we will be able to

     * effectively complete the integration of the Redfish and Bamboo Club operations or any future acquired businesses with our existing operations;

     * effectively manage the Redfish and Bamboo Club restaurants or the combined operations of our different restaurant concepts;

     * achieve our operating and growth strategies with respect to these businesses;

     * obtain increased revenue opportunities as a result of the anticipated synergies created by the Redfish, Bamboo Club, and other acquisitions; or

     * reduce the overall selling, general, and administrative expenses associated with acquired operations.

     The integration of the management, personnel, restaurant operations, and facilities of Redfish and Bamboo Club and any other businesses that we may acquire in the future could involve unforeseen difficulties. These difficulties could disrupt our ongoing business, distract our management and employees, and increase our expenses, which could have a material adverse effect on our business, financial condition, and operating results.

     We conduct due diligence reviews of each acquired business, and we obtain professional opinions regarding each acquired business. Unforeseen liabilities and difficulties, however, can arise in connection with the operation of an acquired business. Contractual or other remedies may not be sufficient to compensate us in the event unforeseen liabilities or other difficulties arise.

     We strive to take advantage of the opportunities created by the combination of acquired operations to achieve significant revenue opportunities and substantial cost savings, including increased product offerings and decreased operating expenses as a result of the elimination of duplicative facilities and personnel associated with sales, marketing, administrative, and purchasing functions. Significant uncertainties, however, accompany any business combination. We may not be able to achieve revenue increases; integrate facilities, functions, and personnel in order to achieve operating efficiencies; or otherwise realize cost savings as a result of acquisitions. The inability to achieve revenue increases or cost savings could have a material adverse effect on our business, financial condition, and operating results.

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

     * the hiring, training, and retention of additional management and restaurant personnel;

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

     Increased construction costs and delays resulting from governmental regulatory approvals, strikes or work stoppages, adverse weather conditions, and various acts of God may also affect the opening of new restaurants. Newly opened restaurants may operate at a loss for a period following their initial opening. The length of this period will depend upon a number of factors, including

     *    the time of year the restaurant is opened,

     *    sales volume, and

     *    our ability to control costs.

     We may not successfully achieve our expansion goals. Additional restaurants that we develop or acquire may not be profitable. In addition, the opening of additional restaurants in an existing market may have the effect of drawing customers from and reducing the sales volume of our existing restaurants in those markets.

WE MAY NEED ADDITIONAL CAPITAL.

     The development of new restaurants requires funds for construction, tenant improvements, furniture, fixtures, equipment, training of employees, permits, initial franchise fees, and other expenditures. We expect that cash flow from operations, together with financing commitments, will be sufficient to develop the additional two T.G.I. Friday's restaurants, the one new Redfish restaurant, and the three new Bamboo Club restaurants that we plan to open during 2001. We will require funds to develop additional T.G.I. Friday's, Redfish, and Bamboo Club restaurants after 2001 and to pursue any additional restaurant development or restaurant acquisition opportunities that may develop. In the future, we may seek additional equity or debt financing to provide funds so that we can develop or acquire additional restaurants. Such financing may not be available or may not be available on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to satisfy our obligations under our development agreements with Carlson Restaurants Worldwide or otherwise to expand our restaurant operations. See "Special Considerations - We may not be able to comply with all of the requirements of our development agreements." While debt financing will enable us to add more restaurants than we otherwise would be able to add, debt financing increases expenses and we must repay the debt regardless of our operating results. Future equity financings could result in dilution to our stockholders.

WE HAVE SIGNIFICANT BORROWINGS.

     We have incurred significant indebtedness in connection with our growth strategy. Our growth strategy has focused on restaurant acquisitions and internal restaurant development. As of December 25, 2000, we had long-term debt of approximately $44.4 million and a working capital deficit of $7.7 million.

     Our borrowings will result in interest expense of approximately $4.1 million in 2001 and $4.35 million in 2002, based on currently prevailing interest rates and assuming outstanding and contemplated indebtedness is paid in accordance with the existing payment schedules without any prepayments or additional borrowings. We must make these interest payments regardless of our operating results. Currently, 56 of our restaurants are pledged to secure our debt obligations. We also may seek additional equity or debt financing in the future to provide funds to develop or acquire additional restaurants. See "Special Considerations - We may need additional capital."

WE WILL BE SUBJECT TO THE RISKS ASSOCIATED WITH FRANCHISING OPERATIONS IF WE BEGIN FRANCHISING THE REDFISH OR BAMBOO CLUB CONCEPTS.

     We will be subject to the risks associated with franchising if we begin franchising activities in the future. If we develop a franchising program, our success as a franchisor will depend upon our ability to

     * develop and implement a successful system of concepts and operating standards;

     * attract and identify suitable franchisees with adequate business experience and access to sufficient capital to enable them to open and operate restaurants in a manner consistent with our concepts and operating standards;

     * monitor the operations of our franchisees to ensure compliance with our concepts and operating standards;

     *    identify suitable sites for restaurant development; and

     *    negotiate  favorable  purchasing  terms  with  national   distribution
          companies.

We cannot provide assurance that we would be able to successfully meet these challenges as a franchisor. In addition, as a franchisor we would be subject to a variety of federal and state laws and regulations, including Federal Trade Commission regulations, governing the offer and sale of franchises. These laws and regulations

     * impose registration and disclosure requirements on franchisors in the offer and sale of franchises, and

     *    regulate  the   termination  of  franchises,   the  refusal  to  renew
          franchises, and other substantive aspects of the relationships between franchisors and franchisees.

These laws and regulations could result in significant increased expenses and potential liabilities for our company in the event we engage in franchising activities in the future.

WE FACE RISKS THAT AFFECT THE RESTAURANT INDUSTRY IN GENERAL.

     A variety of factors over which we have no control may affect the ownership and operation of restaurants. These factors include the following:

     * adverse changes in national, regional, or local economic or market conditions;

     *    increased costs of labor or food products;

     *    fuel, utility, and energy and other price increases;

     *    competitive factors;

     *    the number, density, and location of competitors;

     *    changing consumer tastes, habits, and spending priorities;

     *    the cost and availability of insurance coverage;

     *    management problems;

     *    uninsured losses;

     *    limited alternative uses for properties and equipment;

     *    changing demographics;

     *    changing traffic patterns;

     *    changes in government regulation; and

     *    weather conditions.

     Third parties may file lawsuits against us based on discrimination, personal injury, claims for injuries or damages caused by serving alcoholic beverages to an intoxicated person or to a minor, or other claims. As a multi-unit restaurant operator, our business could be adversely affected by publicity about food quality, illness, injury, or other health and safety concerns or operating issues at one restaurant or a limited number of restaurants operated under the same name, whether or not we actually own or manage the restaurants in question. We cannot predict any of these factors with any degree of certainty. Any one or more of these factors could have a material adverse effect on our business.

WE FACE INTENSE COMPETITION.

     The restaurant business is highly competitive with respect to price, service, and food type and quality. Restaurant operators also compete for attractive restaurant sites and qualified restaurant personnel and managers. Our restaurants compete with a large number of other restaurants, including national and regional restaurant chains and franchised restaurant systems, as well as with locally owned, independent restaurants. Many of our competitors have greater financial resources, more experience, and longer operating histories than we possess.

WE DEPEND UPON OUR SENIOR MANAGEMENT.

     Our success depends, in large part, upon the services of our senior management. The loss of the services of any members of our senior management team could have a material adverse effect on our business.

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

     * federal and state labor laws, including applicable minimum wage requirements, tip-credit provisions, overtime regulations, workers' compensation insurance rates, unemployment and other taxes, working and safety conditions, and citizenship requirements; and

     *    state and local licensing of the sale of alcoholic beverages.

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

     *    natural disasters; and

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

OUR MANAGEMENT CONTROLS A SIGNIFICANT PORTION OF THE VOTING POWER OF OUR COMMON STOCK.

     Our directors and officers currently own, directly or indirectly, approximately 5,566,000 shares, or 40.3%, of our outstanding common stock. These directors and officers also hold options to purchase an aggregate of 1,855,000 shares of common stock at exercise prices ranging from $2.00 to $5.00 per share. As a result, these persons voting together will have significant voting power.

THE EXISTENCE OF STOCK OPTIONS AND WARRANTS MAY ADVERSELY AFFECT THE TERMS OF FUTURE FINANCINGS.

     Stock options to acquire an aggregate of 2,733,000 shares of common stock currently are outstanding. An additional 379,466 have been reserved for issuance upon exercise of options that may be granted under our existing stock option plans. In addition, warrants to acquire 231,000 shares of common stock currently are outstanding. During the terms of those options and warrants, the holders of those securities will have the opportunity to profit from an increase in the market price of our common stock. The existence of options and warrants may adversely affect the terms on which we can obtain additional financing in the future, and the holders of options and warrants can be expected to exercise those options and warrants at a time when, in all likelihood, we would be able to obtain additional capital by offering shares of common stock on terms more favorable to us than those provided by the exercise of such options and warrants.

SALES OF LARGE NUMBERS OF SHARES COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

     Sales of substantial amounts of common stock in the public market, or even the potential for such sales, could adversely affect prevailing market prices for our common stock and could adversely affect our ability to raise capital. As of March 20, 2001, there were outstanding 14,045,601 shares of our common stock. All of these shares are freely transferable without restriction under the securities laws, unless they are held by our "affiliates," as that term is defined in the securities laws. Affiliates also are subject to certain of the resale limitations of Rule 144. Generally, under Rule 144, each person that beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us or one of our affiliates may, every three months, sell in ordinary brokerage transactions or to market makers an amount of shares equal to the greater of 1% of our then-outstanding common stock or the average weekly trading volume for the four weeks prior to the proposed sale of such shares.

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

     We also lease space for all of our restaurants. The initial lease terms range from 10 to 20 years and contain renewal options for up to 20 years. The leases typically provide for a fixed rental payment plus a percentage of our revenue in excess of a specified amount.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we are subject to routine contract, negligence, employment related, and other litigation in the ordinary course of business. We do not believe that we are subject to any pending litigation that will have a material adverse effect on our business or financial condition that is not otherwise reserved for in our consolidated financial statements.

     We have settled our dispute with Ameriserve, our former primary restaurant supplier, which in January 2000 filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Under the terms of the settlement we recouped approximately $1,591,000 (net of related expenses) of previously increased food costs, labor costs, and other expenses we incurred as a result of Ameriserve's breach of its obligations with us.

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

                                                               HIGH        LOW
                                                               ----        ---
     1999
         First Quarter...................................     $3.63       $2.97
         Second Quarter..................................      3.88        3.00
         Third Quarter...................................      4.00        3.13
         Fourth Quarter..................................      3.56        3.03
     2000
         First Quarter...................................     $3.47       $3.00
         Second Quarter..................................      3.56        2.78
         Third Quarter...................................      3.38        2.19
         Fourth Quarter..................................      3.56        2.63
     2001
         First Quarter (through March 20, 2001)..........     $3.09       $2.50

     On March 20, 2001, there were 914 holders of record of our common stock. On March 20, 2001, the closing sale price of our common stock on the Nasdaq National Market was $3.00 per share.

     We have never declared or paid any cash dividends. We intend to retain any earnings to fund the growth of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our existing debt obligations limit our ability to pay cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for our company for the periods indicated. The selected consolidated financial data for each of the five fiscal years in the period ending December 25, 2000 has been derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent accountants. These data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and the notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                                                         FISCAL YEAR ENDED
                                                                 ---------------------------------------------------------------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                  DEC. 30,      DEC. 29,     DEC. 28,      DEC. 27,     DEC. 25,
                                                                   1996          1997         1998          1999         2000
                                                                 --------      --------     --------      --------     --------
STATEMENT OF OPERATIONS DATA:
Revenue .....................................................    $122,563      $107,018     $114,242      $140,294     $186,542
Restaurant operating expenses:
  Cost of sales .............................................      35,089        30,995       33,242        39,960       53,671
  Payroll and benefits ......................................      38,858        31,907       33,701        42,405       55,971
  Depreciation and amortization .............................       4,586         3,265        3,730         4,664        7,490
  Other operating expenses ..................................      36,944        30,589       31,004        38,923       52,008
  Reduction of disputed liabilities .........................          --            --           --            --       (1,591)
                                                                 --------      --------     --------      --------     --------
       Total restaurant operating expenses ..................     115,477        96,756      101,677       125,952      167,549
                                                                 --------      --------     --------      --------     --------

Income from restaurant operations ...........................       7,086        10,262       12,565        14,342       18,993
  Amortization of intangibles ...............................       1,450           953          983           990          996
  General and administrative expenses .......................       4,388         4,559        4,906         5,955        7,868
  Pre-opening expenses ......................................          --           287          661         2,228        1,370
  New manager training expenses .............................          --           562          731         1,748        1,914
  Non-recurring items .......................................      20,208        (2,390)         (17)          494          (92)
  Management fee income .....................................          --          (979)      (1,082)         (865)        (611)
                                                                 --------      --------     --------      --------     --------

Operating income (loss) .....................................     (18,960)        7,270        6,383         3,792        7,548
       Interest expense and other, net ......................       3,206         2,466        2,218         2,604        3,604
                                                                 --------      --------     --------      --------     --------
Income (loss) before income taxes, extraordinary loss, and
 cumulative effect of change in accounting principle ........     (22,166)        4,804        4,165         1,188        3,944
Provision for income taxes ..................................          --            --           --            50          250
                                                                 --------      --------     --------      --------     --------
Net income (loss) before extraordinary loss and cumulative
 effect of change in accounting principle ...................    $(22,166)     $  4,804     $  4,165      $  1,138     $  3,694
                                                                 ========      ========     ========      ========     ========

Net income (loss)(1)(2)(3) ..................................    $(22,166)     $  3,166     $  4,165      $    970     $  3,678
                                                                 ========      ========     ========      ========     ========
DILUTED EARNINGS PER SHARE:
  Net income (loss) before extraordinary loss and
   cumulative effect of change in accounting principle ......    $  (2.73)     $   0.47     $   0.39      $   0.11     $   0.33
  Net income (loss)(1)(2)(3) ................................    $  (2.73)     $   0.31     $   0.39      $   0.09     $   0.33
  Weighted average shares outstanding - diluted .............       8,110        10,098       10,608        10,407       11,117

BALANCE SHEET DATA:
  Working capital ...........................................    $ (1,343)     $ (1,330)    $ (2,807)     $(16,652)    $ (7,692)
  Total assets ..............................................      70,848        61,168       70,255        86,525      107,574
  Long-term debt, net of current portion ....................      33,809        24,308       28,264        31,513       44,395
  Stockholders' equity ......................................      16,585        22,203       26,372        27,383       40,499

----------
(1)  Fiscal 2000 includes a charge of $16,000 for early extinguishment of debt.
(2) Fiscal 1999 include a charge of $168,000, or $0.02 per share, due to the cumulative effect of change in accounting principle related to the adoption of SOP 98-5. See Note 3 to our consolidated financial statements.
(3) Fiscal 1997 include an extraordinary loss from debt extinguishment of $1,638,000, or $0.16 per share.

QUARTERLY RESULTS OF OPERATIONS

     The following table presents unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 25, 2000. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

                                                                            FISCAL QUARTER ENDED
                                       --------------------------------------------------------------------------------------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                          1999                                               2000
                                       ---------------------------------------------    -------------------------------------------
                                       MAR. 29(1)   JUNE 28    SEPT. 27   DEC. 27(2)    MAR. 27    JUNE 26    SEPT. 25   DEC. 25(3)
                                       ----------   -------    --------   ----------    -------    -------    --------   ----------
Revenue ..............................  $31,464     $35,615     $35,291   $ 37,921      $44,339    $47,297    $48,293     $46,613
Cost of sales ........................    8,964      10,080       9,911     11,005       13,273     13,697     13,561      13,140
Income (loss) before income taxes,
 extraordinary loss, and cumulative
 effect of change in accounting
 principle............................      731       1,148         735     (1,426)         318      1,103      1,104       1,419
                                        -------     -------     -------   --------      -------    -------    -------     -------
Net income (loss) ....................      563       1,148         735     (1,426)         404      1,083      1,013       1,178
                                        =======     =======     =======   ========      =======    =======    =======     =======
Net income (loss) per share
 before income taxes, extraordinary
 loss, and cumulative effect of
 change in accounting principle ......     0.07        0.11        0.07      (0.14)        0.04       0.11       0.10        0.08
                                        -------     -------     -------   --------      -------    -------    -------     -------
Net income (loss) per share ..........     0.05        0.11        0.07      (0.14)        0.04       0.11       0.10        0.08
                                        =======     =======     =======   ========     =======    =======    =======     =======

----------
(1) Includes a charge of $168,000, or $0.02 per share, due to the cumulative effect of change in accounting principle related to the adoption of SOP 98-5. See Note 3 to our consolidated financial statements.
(2) Includes a charge of $494,000, or $0.05 per share, due to the lawsuit settlement in February 2000 offset by legal and settlement costs. See Note 2 to our consolidated financial statements.
(3) Includes a net gain of $92,000, or $0.01 per share, due to the settlement of condemnation proceedings offset by impairment of the assets of three under-performing restaurants. Includes a reduction in liabilities related to the Ameriserve settlement. See Note 2 to our consolidated financial statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We commenced our restaurant operations in May 1990 with the acquisition of four T.G.I. Friday's restaurants in Arizona and Nevada. During the past ten years, we have grown through acquisitions and development of new restaurants. We currently own 64 restaurants and manage an additional six restaurants.

     During 1996, we had a change in management and implemented a long-term business strategy to enhance our financial position, to place more emphasis on our casual dining business in certain designated areas, and to dispose of underperforming assets.

     The first step was to strengthen our financial position. This was accomplished by (i) the sale of 1,250,000 shares of common stock for $2,500,000 through a private placement transaction in January 1997; (ii) the sale of five restaurants in northern California in January 1997 for $10,800,000, of which $8,000,000 in proceeds were used to repay debt (see Notes 2 and 5 to our consolidated financial statements); and (iii) new borrowings of $21,300,000 with a repayment period of 15 years. Proceeds from the new borrowings were used primarily to pay off debt with shorter repayment periods (see Note 5 to our consolidated financial statements).

     We also renegotiated our development agreements with Carlson Restaurants Worldwide, Inc. to reduce the number of T.G.I. Friday's restaurants we were required to build with the intent to focus on those development territories that were most economically favorable (see Note 7 to our consolidated financial statements). In addition, we recorded net restructuring and reorganization gains of $17,000 in 1998 and $2,390,000 in 1997 related to the disposition of various non-core assets and the write-down of certain core assets to realizable values (see Note 2 to our consolidated financial statements).

     After these steps,  we strengthened  our operation and commenced  expansion
plans,   principally  through  developing  T.G.I.  Friday's  restaurants.   This
expansion was financed by borrowings from various lenders.

     The next step was taken in 1999 with the acquisition of our Redfish restaurants and concept and in 2000 with the acquisition of the Bamboo Club restaurants and concept. This Bamboo Club acquisition was financed in part by our rights offering to stockholders in 2000.

     In 2000, we entered into a new loan with Bank of America in the amount of $15,000,000, which we believe will be sufficient to fund all of the T.G.I. Friday's restaurants we plan to complete by June 2002. We executed an interest rate swap and locked in our interest rate on $12,500,000 of the loan total. We believe that this is a favorable rate, as our existing financing is at a higher rate, and that this portion of the loan will be sufficient to fund our current construction and expansion of T.G.I. Friday's restaurants for the next 18 months. The interest rate is performance based and indexed to the LIBOR rate plus a predetermined spread based upon our adjusted senior funded debt (as defined in the loan documents) to EBITDA. The interest rate is currently 8.51%. The interest rate swap qualifies as a cash flow hedge in accordance with SFAS No. 133. On a periodic basis, we will adjust the fair market value of the swap on the balance sheet and offset the amount of the change to other comprehensive income.

     Our strategy is to reduce operating costs and expand our restaurant operations. This will entail continuing to build T.G.I. Friday's, Redfish, and Bamboo Club restaurants and evaluating other concepts in the casual dining segment.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

                                                                           FISCAL YEAR ENDED
                                                             --------------------------------------------
                                                             DECEMBER 28,    DECEMBER 27,    DECEMBER 25,
                                                                1998            1999            2000
                                                             ------------    ------------    ------------
      Revenue                                                  100.0%          100.0%          100.0%
      Restaurant operating expenses:
        Cost of sales ....................................      29.1            28.5            28.8
        Payroll and benefits .............................      29.5            30.2            30.0
        Depreciation and amortization ....................       3.3             3.3             4.0
        Other operating expenses .........................      27.1            27.8            27.9
        Reduction of disputed liabilities ................        --              --            (0.9)
                                                               -----           -----           -----

        Total restaurant operating expenses ..............      89.0            89.8            89.8
                                                               -----           -----           -----

      Income from restaurant operations ..................      11.0            10.2            10.2

        Amortization of intangibles ......................       0.9             0.7             0.6
        General and administrative expenses ..............       4.3             4.2             4.2
        Preopening expenses ..............................       0.6             1.6             0.7
        New manager training expenses ....................       0.6             1.2             1.0
        Non-recurring items ..............................      --               0.4             0.0
        Management fee income ............................      (0.9)           (0.6)           (0.3)
                                                               -----           -----           -----
      Operating income ...................................       5.5             2.7             4.0
      Interest expense and other, net ....................       1.9             1.9             1.9
                                                               -----           -----           -----
      Income before income taxes, extraordinary loss, and
       cumulative effect of change in accounting principle       3.6%            0.8%            2.1%
                                                               =====           =====           =====

FISCAL 2000 COMPARED WITH FISCAL 1999

     Revenue for the fiscal year ended December 25, 2000 increased 33.0% to $186.5 million compared with $140.3 million for the year ended December 27, 1999. This increase was primarily a result of opening 13 new restaurants in 1999 and seven new restaurants in 2000. Same-store sales increased 5.1% for fiscal 2000 as compared with an increase in same-store sales of 4.9% for the prior year. Additionally, we purchased the two Bamboo Club restaurants in July 2000.

Revenue from alcoholic beverages accounted for 24.4% of revenue for both the fiscal years.

     Cost of sales as a percentage of revenue increased to 28.8% in 2000 from 28.5% in 1999. This increase was due primarily to supply interruption of our food and related items. We replaced our major supplier during the year. Much of our loss was recouped from the past supplier.

     Labor costs decreased as a percentage of revenue to 30.0% in 2000 from 30.2% in 1999. This decrease was primarily due to a maturing of the restaurants we opened in 1999. Once a restaurant has reached operating maturity, labor costs, as a percentage of revenue, are normalized. Additionally, during 1999 we implemented a program to increase our restaurant management staff in many of our restaurants from four to five managers. This increase in management staff has had the effect of reducing turnover by improving the quality of life of our managers, which we believe has ultimately led to lower labor costs.

     Other operating expenses include rent, real estate taxes, common area maintenance charges, advertising, insurance, maintenance, and utilities. In addition, the franchise agreements between Carlson Restaurants Worldwide, and our company require a 4% of net sales royalty and a 4% of net sales marketing contribution. Each year we contribute to a TGI Friday's national marketing pool. For 1999 and 2000, the pool contribution was 2.1% of net sales. This contribution offsets a portion of our general 4% marketing requirement. Other operating expenses increased as a percentage of revenue to 27.9% in 2000 from 27.8% in 1999. The increase was due primarily to additional energy and workers' compensation costs, especially in California.

     In total, depreciation and amortization increased as a percentage of revenue to 4.6% in 2000 from 4.0% in 1999. The increase was due primarily to the number of new restaurants we have opened in 1999 and 2000.

     General and administrative expenses as a percentage of revenue of 4.2% in 2000 is the same as the 1999 percentage. We have made a significant effort to keep this expense in line. Improved expense control, tight control on head count, and a larger revenue base over which to spread some fixed expenses helped us maintain this expense, as a percentage of sales, at last year's level.

     On December 29, 1998, we adopted Statement of Position 98-5 ("SOP 98-5") "REPORTING ON THE COSTS OF START-UP ACTIVITIES," as promulgated by the American Institute of Certified Public Accountants, which requires us to expense pre-opening expenses as they are incurred. Prior to 1999, we capitalized such expenses and amortized them over a period of one year. Pursuant to SOP 98-5, pre-opening expenses of $1,370,000, or 0.7% of revenue, were charged to operations during the year ended December 25, 2000 as compared to $2,228,000, or 1.6% of revenue, being charged to operations during the year ended December 27, 1999.

     New manager training expenses are those costs incurred in training newly hired or promoted managers, as well as those costs incurred to relocate those managers to permanent management positions. These expenses increased to $1,914,000, or 1.0% of revenue, for the year ended December 25, 2000 as compared to $1,748,000, or 1.2% of revenue, for the year ended December 27, 1999.

     In 2000, we concluded by either payment or settlement the legal and condemnation issues that were reserved for in our provision for non-recurring and projected losses. Concluded items created the net decrease in the reserve for losses account of $1,064,000, leaving a balance of $149,000 on December 25, 2000 to cover three minor contingencies.

     Interest expense was approximately $3,615,000 in 2000 compared with $2,604,000 in 1999. This increase was due to debt incurred in the development of new restaurants and generally higher interest rates for much of 2000.

     An income tax provision of $250,000 was recorded in 2000 because of the potential income tax exposure in several of the states in which we operate. In 1999, we recorded a $50,000 expense related to state income taxes due in certain states where net operating losses are no longer available to us. At December 25, 2000, we had approximately $8,100,000 of net operating loss carryforwards as well as capital loss carryforwards and tax credits available to offset future income for federal income tax purposes. We have determined that a 100% valuation allowance is appropriate on the deferred tax asset created by the net operating loss carryforwards as a result of our current restaurant expansion plans. We re-evaluate the need for a valuation allowance at each quarter.

FISCAL 1999 COMPARED WITH FISCAL 1998

     Revenue for the fiscal year ended December 27, 1999 increased 22.8% to $140,294,000 compared with $114,242,000 in the year ended December 28, 1998. This increase was primarily a result of the acquisition of six restaurants in May 1998 and the development of three new restaurants in 1998 and 13 new restaurants in 1999. Additionally, same-store sales increased 4.9% in fiscal 1999 as compared with an increase in same-store sales of 4.7% for the prior year. Revenue from alcoholic beverages accounted for 24.4% of revenue for the fiscal year ended December 27, 1999 as compared with 23.3% for the year ended December 28, 1998.

     Cost of sales as a percentage of revenue decreased to 28.5% in 1999 from 29.1% in 1998. This decrease was due to management's on-going efforts to reduce food costs by implementing more efficient and cost-effective practices in food preparation, as well as reducing costs through more efficient purchasing of food items.

     Labor costs increased as a percentage of revenue to 30.2% in 1999 from 29.5% in 1998. This increase was primarily due to increased staffing needs during the initial months of operation for newly opened restaurants. Once a restaurant has reached operating maturity, labor costs, as a percentage of revenue, will be normalized. Additionally, during 1999 we implemented a program to increase our restaurant management staff in many of our restaurants from four to five managers. This increase in management staff is intended to reduce turnover by improving the quality of life of our managers, which we believe will ultimately lead to lower labor costs.

     Other operating expenses include rent, real estate taxes, common area maintenance charges, advertising, insurance, maintenance, and utilities. In addition, the franchise agreements between Carlson Restaurants Worldwide and our company require a 4% royalty and a contribution to a national marketing pool of up to 4% of gross sales, although we were only required to contribute 2.1% for 1999. Other operating expenses increased as a percentage of revenue to 27.8% in 1999 from 27.1% in 1998. The increases were due primarily to additional marketing and promotional costs.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our primary use of funds over the past five years has been for the acquisition of existing T.G.I. Friday's restaurants, the completion of new T.G.I. Friday's restaurants, and the acquisition of the Redfish and Bamboo Club restaurants and concepts. These acquisitions were financed principally through the issuance of long-term debt and internally generated cash. We have also expended funds for the development of new restaurants.

     During 2000, we purchased the remaining minority interest in Redfish America, LLC for $500,000 in cash and two Bamboo Club restaurant operations and the "Bamboo Club" name and concept for approximately $12,000,000 in cash. We financed the acquisition of the Bamboo Club restaurants with approximately $7.0 million from available cash resources and $5.0 million of short-term debt from one of our lenders. On October 10, 2000, we completed our stockholder rights offering by issuing 4,011,740 additional shares, or the maximum number available to our qualified stockholders. The net proceeds of $9,425,000 were used to repay the $5.0 million short-term debt and the remaining $4.3 million will be used to fund future new restaurant development.

     Net cash flows from operating activities were $3,824,000 in 2000, $16,219,000 in 1999, and $11,124,000 in 1998. These were supplemented by net cash flows from financing of $22,496,000 in 2000, $3,755,000 in 1999, and $4,092,000 in 1998, which we used to fund our acquisitions and development of new restaurants.

     Our current liabilities exceed our current assets due in part to cash expended on our development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days. At December 25, 2000, we had a deficit in working capital of approximately $7,692,000.

     At December 25, 2000, we had a cash balance of $4,565,000. Monthly cash receipts have been sufficient to pay all obligations as they become due.

     At December 25, 2000, we had long-term debt of $44,395,000 and current portion of long-term debt of $2,006,000.

     Approximately $18,454,000 of this debt is a term loan comprised of five notes payable to one lender. Three of the notes bear interest at 9.457% per annum and two of the notes bear interest at the one month LIBOR rate plus 320 basis points. The notes are payable in equal monthly installments of principal and interest that total approximately $223,000 per month. The notes mature on May 1, 2012.

     During April 1999, we obtained a $5.0 million revolving line of credit with another lender. The line of credit is available to finance construction and other costs associated with developing new restaurants. Borrowings under the line of credit bear interest at bank prime plus 112.5 basis points. The line of credit includes covenants related to our net worth, fixed charge coverage ratio, profitability, and access to capital. We were in compliance with these covenants at December 25, 2000. The line of credit matures on July 15, 2001. At December 25, 2000, we had no borrowings outstanding under this line of credit.

     During November 1999, we entered into two working capital revolving loan agreements with another lender. One agreement provides for a maximum of $8,050,000 to finance 80% of the costs to develop seven T.G.I. Friday's restaurants. Borrowings under this agreement will mature in 10 years. These borrowings are secured by the assets financed with the borrowings and are guaranteed by certain of our subsidiaries. The other agreement provides for a maximum of $3,150,000 to finance 80% of the costs to furnish and equip seven T.G.I. Friday's restaurants. Borrowings under this agreement are secured by the assets financed with the borrowings and will mature in seven years. Borrowings under both agreements bear interest at 2.65% over the "30-Day Dealer Commercial Paper Rate," as defined in the agreements, or a combined rate of 8.5% at December 25, 2000. At December 25, 2000, we had outstanding borrowings of $6,320,000 under these agreements. These agreements include covenants related to our fixed charge coverage ratio and debt to adjusted cash flow ratio. We were in compliance with these covenants at December 25, 2000.

     The remainder of our long-term debt consists of notes payable to various lending institutions. These notes bear interest at rates ranging from 7.75% to 11.0% and mature at various times over the next 15 years.

     We plan to develop at least six additional restaurants during fiscal 2001. Subsequent to December 25, 2000, we have not borrowed any funds under the credit arrangements described above or new credit arrangements that we entered into after December 25, 2000. As of March 16, 2001, we have permanent debt and sale-leaseback financing commitments totaling approximately $17,500,000 that we will use to fund restaurant development activity and working capital requirements through the remainder of 2001. The previously discussed $15,000,000 Bank of America development line and funds from one of our sale-leaseback providers of $2,500,000 make up this total commitment. The terms of the Bank of America loan are described in Note 10 to our consolidated financial statements. The terms of the pending sale-leaseback transactions are essentially the same as the sale-leaseback transactions completed in 2000.

     We lease all of our restaurants with terms ranging from 10 to 20 years. Minimum payments on our existing lease obligations are approximately $10,100,000 per year through 2002.

     We believe that our current resources, our lines of credit, and expected cash flows from operations will be sufficient to fund our capital needs during the next 15 months at our anticipated level of new restaurant development. We may be required to obtain additional capital to fund our planned growth after June 2002. Potential sources of any such capital may include bank financing, strategic alliances, and additional offerings of our equity or debt securities. We cannot provide assurance that such capital will be available from these or other potential sources, and the lack of capital could have a material adverse effect on our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 25, 2000, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We do not hold investment securities that would require disclosure of market risk.

     Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made at variable interest rates of 1.125% over prime, 3.20% over LIBOR, and 2.65% over "30-Day Dealer Commercial Paper Rates." At December 25, 2000, we had outstanding borrowings on these loans of approximately $19,651,000. Our net interest expense for 2000 was $3,604,000. A one percent variation in either the 30-day LIBOR rate or the Dealer Commercial Paper Rates would have increased or decreased our total interest expense by $196,000 for the year.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item relating to our directors is incorporated by reference to our Proxy Statement to be filed for our 2001 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, "Business - Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to our Proxy Statement to be filed for our 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to our Proxy Statement to be filed for our 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to our Proxy Statement to be filed for our 2001 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

     (1) Financial statements are listed in the index to the consolidated financial statements on page F-1 of this Report.

     (2) No financial statement schedules are included because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(b) REPORTS ON FORM 8-K.

     Not applicable.

(c) EXHIBITS

 EXHIBIT
 NUMBER                                 EXHIBIT
 ------                                 -------
  3.1      Certificate of Incorporation of the Company(1)
  3.2      Certificate of Amendment of Restated Certificate of Incorporation(l)
  3.3      Amended and Restated Bylaws of the Company(1)
  10.1     Company's 1990 Stock Option Plan(2)
  10.5     Form of  Franchise  Agreement  between the Company and TGI  Friday's,
           Inc.(3)
  10.9 Form of Management Agreement between Main St. California II, Inc. and Main St. California, Inc., a wholly owned subsidiary of Company(4)
  10.10 Master Incentive Agreements between Main St. California II, Inc. and Main St. California, Inc., a wholly owned subsidiary of Company(4)
  10.11    Employment Agreement with Bart A. Brown, Jr.(5)
  10.11A Employment Agreement dated January 1, 1999 between the Company and Bart A. Brown, Jr.(6)
  10.13    Promissory Note between the Company and CNL Financial I, Inc.(5)
  10.14    Promissory Note between the Company and CNL Financial I, Inc.(5)
  10.15    Promissory Note between the Company and CNL Financial I, Inc.(5)
  10.16    1995 Stock Option Plan(7)
  10.17 Amended and Restated Development Agreement between TGI Friday's, Inc. and Cornerstone Productions, Inc., a wholly owned subsidiary of the Company(8)
  10.18 Amended and Restated Development Agreement between TGI Friday's, Inc. and Main St. California, Inc., a wholly owned subsidiary of the Company(8)
  10.18A First Amendment to Development Agreement dated February 10, 1999, between TGI Friday's, Inc. and Main St. California, Inc., a wholly owned subsidiary of the Company(6)
  10.19 Amended and Restated Development Agreement between TGI Friday's, Inc. and Main St. Midwest, Inc., a wholly owned subsidiary of the Company(8)
  10.20 Amended and Restated Purchase Agreement between RJR Holdings, Inc. and Main St. California, Inc., a wholly owned Subsidiary of the Company(8)
  10.21 Development Agreement dated April 22, 1998 between Main St. California, Inc. and TGI Fridays, Inc., and First Amendment to Development Agreement dated February 10, 1999 between TGI Friday's, Inc. and Main St. California, Inc., a wholly owned subsidiary of the Company(6)
  10.22 Stock Option Agreement dated August 5, 1996, between the Company and John F. Antioco for 800,000 shares of Common Stock(9)
  10.22A Stock Option Agreement dated June 15, 1998, between the Company and John F. Antioco amending the Stock Option Agreement dated August 5, 1996(9)

 EXHIBIT
 NUMBER                                 EXHIBIT
 ------                                 -------
  10.23 Stock Option Agreement dated December 16, 1996, between the Company and Bart A. Brown, Jr. for 250,000 shares of Common Stock. (The Company issued three additional Stock Option Agreements that are substantially identical in all material respects, except as to number of shares. The four Stock Option Agreements give rights to purchase a total of 625,000 shares of Common Stock.)(9)
  10.23A   Schedule  of  Stock  Option  Agreements  substantially  identical  to
           Exhibit 10.23(9)
  10.24 Stock Option Agreement dated July 14, 1997, between the Company and Bart A. Brown, Jr. for 75,000 shares of Common Stock. (The Company issued one additional Stock Option Agreement that is substantially identical in all material respects, except as to number of shares. The two Stock Option Agreements give rights to purchase a total of 175,000 shares of Common Stock.)(9)
  10.24A   Schedule  of  Stock  Option  Agreements  substantially  identical  to
           Exhibit 10.24(9)
  10.25 Stock Option Agreement dated June 15, 1998, between the Company and James Yeager for 15,000 shares of Common Stock. (The Company issued two additional Stock Option Agreements that are substantially identical in all material respects, except as to option holder and number of shares. The three Stock Option Agreements give rights to purchase a total of 50,000 shares of Common Stock.)(9)
  10.25A   Schedule  of  Stock  Option  Agreements  substantially  identical  to
           Exhibit 10.25(9)
  10.26 Stock Option Agreement dated December 31, 1998, between the Company and Tim Rose for 10,000 shares of Common Stock. (The Company issued one additional Stock Option Agreement that is substantially identical in all material respects, except as to option holder and number of shares. The two Stock Option Agreements give rights to purchase a total of 160,000 shares of Common Stock.)(9)
  10.26A   Schedule  of  Stock  Option  Agreements  substantially  identical  to
           Exhibit 10.26(9)
  10.27 Registration Rights Agreement dated August 5, 1996, between the Company and John F. Antioco(10)
  10.28    1999 Incentive Stock Plan.(11)
  10.29 Working Capital Management Agreement Reducing Revolver Loan Agreement dated November 2, 1999, between the Company and Merrill Lynch Business Financial Services, Inc.
  10.30 Working Capital Management Agreement Reducing Revolver Loan Agreement dated November 22, 1999, between the Company and Merrill Lynch Business Financial Services, Inc.
  10.31 Form of Unconditional Guaranty executed in connection with Working Capital Management Agreement Reducing Revolver Loan Agreement dated November 22, 1999. (Such guarantees were executed by Main St. California, Inc., Cornerstone Productions, Inc., and Redfish America, LLC.)
  10.32 Form of Security Agreement executed in connection with Working Capital Management Agreement Reducing Revolver Loan Agreement dated November 22, 1999. (Such security agreements were executed by Main St. California, Inc. and Cornerstone Productions, Inc.)
  10.35 Credit Agreement dated April 2, 1999, between the Company and Imperial Bank (12)
  10.35A First Amendment to Credit Agreement dated August 2, 1999, between the Company and Imperial Bank (12)
  10.35B Second Amendment to Credit Agreement dated July 13, 2000, between the Company and Imperial Bank (12)
  10.36 Revolving Promissory Note dated July 13, 2000, in the principal amount of $5,000,000 from the Company, as Borrower, to Imperial Bank, as Lender (12)
  10.37 Term Promissory Note dated July 13, 2000, in the principal amount of $5,000,000 from the Company, as Borrower, to Imperial Bank, as Lender
           (12)
  10.38 Unconditional Guarantee of Payment of Term Promissory Note executed by John F. Antioco, as Guarantor, in favor of Imperial Bank, as Lender (12)
  10.39 Unconditional Guarantee of Payment of Term Promissory Note executed by Bart A. Brown, Jr., as Guarantor, in favor of Imperial Bank, as Lender (12)
  10.40    401(k) Profit Sharing Plan (13)

 EXHIBIT
 NUMBER                                 EXHIBIT
 ------                                 -------
  10.41 Loan and Security Agreement dated January 31, 2001, between Bank of America, N.A., the Company, and certain subsidiaries of the Company listed therein
  21       List of Subsidiaries
  23       Consent of Arthur Andersen LLP

----------
(1) Incorporated by reference to the Company's Form 10-K for the year ended December 30, 1991, filed with the Securities and Exchange Commission on or about March 31, 1992.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-40993) which became effective in September 1991.
(3) Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on or about April 15, 1994.
(4) Incorporated by reference to the Company's Form 8-K Report filed with the Commission in January 1997.
(5) Incorporated by reference to the Company's Form 10-K for the year ended December 30, 1996, filed with the Securities and Exchange Commission on or about April 14, 1997.
(6) Incorporated by reference to the Company's Form 10-K for the year ended December 28, 1998, filed with the Securities and Exchange Commission on March 29, 1999.
(7) Incorporated by reference to Company's Proxy Statement for its 1995 Annual Meeting of Stockholders.
(8) Incorporated by reference to the Company's Form 10-K for the year ended December 29, 1997, filed with the Securities and Exchange Commission on March 27, 1998.
(9) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-78155), filed with the Securities and Exchange Commission on May 10, 1999.
(10) Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-78161) as declared effective on May 14, 1999.
(11) Incorporated by reference to Company's Registration Statement on Form S-8 (Registration No. 333-89931), filed with the Securities and Exchange Commission on October 29, 1999.
(12) Incorporated by reference to the Company's Form 8-K dated July 21, 2000, as filed with the Securities and Exchange Commission on July 24, 2000.
(13) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-55100) filed with the Securities and Exchange Commission on February 6, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MAIN STREET AND MAIN INCORPORATED


Date: March 26, 2001                 By: /s/ Bart A. Brown, Jr.
                                        ----------------------------------------
                                        Bart A. Brown, Jr.
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                         POSITION                       DATE
       ---------                         --------                       ----

/s/ John F. Antioco          Chairman of the Board                March 26, 2001
--------------------------
John F. Antioco


/s/ Bart A. Brown, Jr.       President, Chief Executive           March 26, 2001
--------------------------   Officer, and Director (Principal
Bart A. Brown, Jr.           Executive Officer)


/s/ William G. Shrader       Executive Vice President,            March 26, 2001
--------------------------   Chief Operating Officer, and
William G. Shrader           Director


/s/ Lawrence K. White        Vice President-Finance (Principal    March 26, 2001
--------------------------   Financial and Accounting Officer),
Lawrence K. White            Secretary and Treasurer


/s/ Jane Evans               Director                             March 26, 2001
--------------------------
Jane Evans


/s/ John C. Metz             Director                             March 26, 2001
--------------------------
John C. Metz


/s/ Debra Bloy               Director                             March 26, 2001
--------------------------
Debra Bloy

                        MAIN STREET AND MAIN INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Report of Independent Public Accountants...................................  F-2

Consolidated Balance Sheets as of December 25, 2000 and
 December 27, 1999.........................................................  F-3

Consolidated Statements of Operations for the fiscal years ended
 December 25, 2000, December 27, 1999, and December 28, 1998...............  F-4

Consolidated Statements of Changes in Stockholders' Equity for the
 fiscal years ended December 25, 2000, December 27, 1999, and
 December 28, 1998.........................................................  F-5

Consolidated Statements of Cash Flows for the fiscal years ended
 December 25, 2000, December 27, 1999, and December 28, 1998...............  F-6

Notes to Consolidated Financial Statements.................................  F-7

                               ARTHUR ANDERSEN LLP
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Main Street and Main Incorporated:

We have audited the accompanying consolidated balance sheets of MAIN STREET AND MAIN INCORPORATED (a Delaware corporation) AND SUBSIDIARIES, (the Company) as of December 25, 2000 and December 27, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 25, 2000, December 27, 1999, and December 28, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 25, 2000 and December 27, 1999, and the results of its operations and its cash flows for the years ended December 25, 2000, December 27, 1999, and December 28, 1998, in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP

Phoenix, Arizona
March 12, 2001

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PAR VALUE AND SHARE DATA)


                                                                          DECEMBER 25,      DECEMBER 27,
                                                                              2000              1999
                                                                          ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents ..........................................     $   4,565         $   3,055
  Accounts receivable ................................................         6,263             3,434
  Inventories ........................................................         1,624             1,453
  Prepaid expenses ...................................................           744               621
                                                                           ---------         ---------
        Total current assets .........................................        13,196             8,563
Property and equipment, net (Note 3) .................................        63,857            58,006
Other assets, net ....................................................         2,466             2,072
Goodwill, net (Note 3) ...............................................        26,355            15,779
Franchise costs, net (Note 3) ........................................         2,387             2,105
                                                                           ---------         ---------

        Total assets .................................................     $ 108,261         $  86,525
                                                                           =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ..................................     $   2,006         $   1,830
  Accounts payable ...................................................         9,228            14,033
  Other accrued liabilities ..........................................         9,654             9,352
                                                                           ---------         ---------
        Total current liabilities ....................................        20,888            25,215

Long-term debt, net of current portion ...............................        44,395            31,513

Other liabilities and deferred credits ...............................         2,479             2,414
                                                                           ---------         ---------

Commitments and contingencies:

Stockholders' equity:
  Preferred stock, $.001 par value, 2,000,000 shares authorized,
   no shares issued and outstanding in 2000 and 1999..................            --                --
  Common stock, $.001 par value, 25,000,000 shares authorized,
   14,044,791 and 10,025,776 shares issued and outstanding in 2000
   and 1999, respectively.............................................            14                10
  Additional paid-in capital .........................................        53,624            44,190
  Accumulated deficit ................................................       (13,139)          (16,817)
                                                                           ---------         ---------
        Total stockholders equity ....................................        40,499            27,383
                                                                           ---------         ---------
        Total stockholders equity and liabilities ....................     $ 108,261         $  86,525
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

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          YEAR ENDED
                                                                        ----------------------------------------------
                                                                        DECEMBER 25,     DECEMBER 27,     DECEMBER 28,
                                                                            2000             1999             1998
                                                                        ------------     ------------     ------------
Revenue .............................................................    $ 186,542        $ 140,294        $ 114,242
                                                                         ---------        ---------        ---------
Restaurant operating expenses
  Cost of sales .....................................................       53,671           39,960           33,242
  Payroll and benefits ..............................................       55,971           42,405           33,701
  Depreciation and amortization .....................................        7,490            4,664            3,730
  Other operating expenses ..........................................       52,008           38,923           31,004
  Reduction of disputed liabilities .................................       (1,591)              --               --
                                                                         ---------        ---------        ---------
        Total restaurant operating expenses .........................      167,549          125,952          101,677
                                                                         ---------        ---------        ---------

Income from restaurant operations ...................................       18,993           14,342           12,565

  Amortization of intangible assets .................................          996              990              983
  General and administrative expenses ...............................        7,868            5,955            4,906
  Pre-opening expenses ..............................................        1,370            2,228              661
  New manager training expenses .....................................        1,914            1,748              731
  Non-recurring items ...............................................          (92)             494              (17)
  Management fees ...................................................         (611)            (865)          (1,082)
                                                                         ---------        ---------        ---------

Operating income ....................................................        7,548            3,792            6,383

  Interest expense and other, net....................................        3,604            2,604            2,218
                                                                         ---------        ---------        ---------
Income before income taxes, extraordinary loss, and cumulative
 effect of change in accounting principal............................        3,944            1,188            4,165
  Provision for income taxes ........................................          250               50               --
                                                                         ---------        ---------        ---------
Net income before income taxes, extraordinary loss, and
 cumulative effect of change in accounting principal.................        3,694            1,138            4,165
  Extraordinary loss on debt extinguishment .........................          (16)              --               --
  Cumulative effect of change in accounting principle ...............           --             (168)              --
                                                                         ---------        ---------        ---------

        Net income ..................................................    $   3,678        $     970        $   4,165
                                                                         =========        =========        =========
Basic earnings per share:
  Net income before extraordinary loss and cumulative effect of
   change in accounting principle....................................    $    0.34        $    0.11        $    0.42
  Extraordinary loss on debt extinguishment .........................           --               --               --
  Cumulative effect of change in accounting principle ...............           --            (0.02)              --
                                                                         ---------        ---------        ---------
        Net income ..................................................    $    0.34        $    0.09        $    0.42
                                                                         =========        =========        =========
Diluted earnings per share:
  Net income before extraordinary loss and cumulative effect of
   change in accounting principle....................................    $    0.33        $    0.11        $    0.39
  Extraordinary loss on debt extinguishment .........................           --               --               --
  Cumulative effect of change in accounting principle ...............           --            (0.02)              --
                                                                         ---------        ---------        ---------
        Net income ..................................................    $    0.33        $    0.09        $    0.39
                                                                         =========        =========        =========

  Weighted average number of shares outstanding:
    Basic ...........................................................       10,944           10,008            9,976
                                                                         =========        =========        =========

    Diluted .........................................................       11,117           10,407           10,608
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

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                           COMMON STOCK
                                                      ---------------------   ADDITIONAL
                                                                     PAR       PAID-IN     ACCUMULATED
                                                       SHARES       VALUE      CAPITAL       DEFICIT        TOTAL
                                                       ------       -----      -------       -------        -----
BALANCE, December 29, 1997 ........................      9,971    $   10       $ 44,145     $(21,952)     $ 22,203
  Shares issued in connection with options
   exercised (net).................................          5        --              4           --             4
  Net income ......................................         --        --             --        4,165         4,165
                                                       -------    ------       --------     --------      --------

BALANCE, December 28,1998 .........................      9,976        10         44,149      (17,787)       26,372
  Shares issued in connection with options
   exercised (net).................................         50        --             41           --            41
  Net income ......................................         --        --             --          970           970
                                                       -------    ------       --------     --------      --------

BALANCE, December 27, 1999 ........................     10,026        10         44,190      (16,817)       27,383
  Shares issued in connection with rights
   offering (net)..................................      4,012         4          9,421           --         9,425
  Shares issued to employees ......................          7        --             13           --            13
  Net income ......................................         --        --             --        3,678         3,678
                                                       -------    ------       --------     --------      --------

BALANCE, December 25, 2000 ........................     14,045    $   14       $ 53,624     $(13,139)     $ 40,499
                                                       =======    ======       ========     ========      ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     YEAR ENDED
                                                                 ------------------------------------------------
                                                                 DECEMBER 25,      DECEMBER 27,      DECEMBER 28,
                                                                     2000              1999              1998
                                                                 ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................................     $  3,678          $    970          $  4,165
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization ...........................        8,486             5,654             5,374
    Gain on sale of assets ..................................         (289)               --             2,062
    Non-recurring items .....................................          (92)              494               (17)
    Extraordinary loss from debt extinguishments ............           16                --                --
  Changes in assets and liabilities:
    Accounts receivable .....................................       (2,829)           (1,338)             (865)
    Inventories .............................................         (171)             (613)              203
    Prepaid expenses ........................................         (123)              (28)             (304)
    Other assets, net .......................................         (414)               29              (341)
    Accounts payable ........................................       (4,085)            9,850               293
    Other accrued liabilities ...............................          367             1,201               554
                                                                  --------          --------          --------
        Cash provided by operating activities ...............        3,824            16,219            11,124
                                                                  --------          --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash received from note receivable ........................           --                --               757
  Cash paid to acquire additional interest in subsidiary.....           --              (500)               --
  Net additions to property and equipment ...................      (18,103)          (31,401)          (19,002)
  Cash paid to acquire franchise rights and goodwill ........      (12,139)             (238)           (3,318)
  Cash received from the sale of assets .....................        5,432             7,926             6,791
                                                                  --------          --------          --------
        Cash used by investing activities ...................      (24,810)          (24,213)          (14,772)
                                                                  --------          --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock ........................        9,541                41                 4
  Financing and offering costs paid .........................         (103)               --                --
  Long-term debt financing ..................................       16,442             5,296             5,620
  Principal payments on long-term debt ......................       (3,384)           (1,582)           (1,532)
                                                                  --------          --------          --------
        Cash provided by financing activities ...............       22,496             3,755             4,092
                                                                  --------          --------          --------

NET CHANGE IN CASH AND CASH EQUIVALENTS .....................        1,510            (4,239)              444

CASH AND CASH EQUIVALENTS, BEGINNING ........................        3,055             7,294             6,850
                                                                  --------          --------          --------

CASH AND CASH EQUIVALENTS, ENDING ...........................     $  4,565          $  3,055          $  7,294
                                                                  ========          ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the year for interest ....................     $  4,163          $  3,218          $  2,557
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

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND BASIS OF PRESENTATION

     Main Street and Main Incorporated (the "Company") is a Delaware corporation engaged in the business of acquiring, developing, and operating restaurants. The Company currently owns 56 T.G.I. Friday's restaurants and operates 6 T.G.I. Friday's restaurants under management agreements. The Company also owns and operates six Redfish and two Bamboo Club restaurants.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. All references herein refer to the Company and its subsidiaries.

FISCAL YEAR

     The Company operates on a fiscal year that ends on the Monday on or before December 31.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

     The consolidated financial statements reflect the application of the following accounting policies:

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include funds on hand, short-term money market investments, and certificate of deposit accounts with original maturities of 90 days or less.

REVENUE RECOGNITION

     Revenue from restaurant sales is recognized when food and beverage items are sold.

DEFERRED GAINS

     Deferred gains on sale-leaseback transactions are accreted to income as a reduction of rent expense over the related lease terms in accordance with Statement of Financial Accounting Standards ("SFAS") No. 98, ACCOUNTING FOR LEASES.

MANAGEMENT FEE INCOME

     The Company earns management fees on restaurants operated under contracts with a single owner. The management fees are based upon a percentage of adjusted revenues in accordance with the respective management agreements for each restaurant. In January 2000, three of the restaurants were sold by the owner, terminating the management agreements for those restaurants. As of December 25, 2000, the Company managed six restaurants.

INVENTORIES

     Inventories consist primarily of food, beverages, and supplies and are stated at the lower of cost determined on a first-in, first-out basis (FIFO) or net realizable value.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash equivalents, accounts receivable, other assets, accounts payable, accrued liabilities, and other liabilities approximate fair value due to the short-term nature of these instruments. The revolving lines of credit approximate fair value as they bear interest at indexed rates. Fixed rate long-term debt is currently at rates similar to current quotations for like debt.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, depreciated on a straight-line basis over the estimated useful lives, and consist of the following (in thousands):

                                                         USEFUL LIVES    DECEMBER 25,     DECEMBER 27,
                                                           (YEARS)          2000             1999
                                                           -------       ------------     ------------
Land ..................................................                  $    534          $    534
Building and leasehold improvements ...................     5-20           45,163            38,955
Kitchen equipment .....................................      5-7           19,004            15,431
Restaurant equipment ..................................     5-10            8,205             6,472
Smallwares and decor ..................................     5-10            7,077             5,849
Office equipment, software, and furniture..............      5-7            4,226             3,009
                                                                         --------          --------
                                                                           84,209            70,250

Less: Accumulated depreciation and amortization........                   (25,737)          (19,457)
                                                                         --------          --------
                                                                           58,472            50,793

Construction in progress ..............................                     4,982             7,213
                                                                         --------          --------
   Total ..............................................                  $ 63,454          $ 58,006
                                                                         ========          ========

     Construction in progress (CIP) represents costs incurred by the Company during the development of future restaurant sites for fixtures and building improvements at future restaurant sites. As of December 25, 2000, and December 27, 1999, approximately $4,800,000 and $6,000,000, respectively, of the CIP balance was related to assets held with the intent to sell upon completion and subsequently lease back.

     Depreciation expense was $7,066,000 for 2000, $4,734,000 for 1999, and $3,786,000 for 1998.

OTHER ASSETS

     Other assets include miscellaneous assets that individually do not exceed 5% of total assets, and as such are not disclosed separately. Other assets, as of December 25, 2000, and December 27, 1999, were $2,466,000 and $2,072,000, respectively, net of accumulated amortization of $754,000 and $734,000, respectively.

FRANCHISE COSTS

     The Company has paid certain franchise costs for the exclusive right to operate restaurants in certain of its franchise territories. These costs are being amortized on a straight-line basis over the life of the agreement and consist of the following (in thousands):

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                      AMORTIZATION
                                         PERIOD      DECEMBER 25,   DECEMBER 27,
                                        (YEARS)          2000          1999
                                      ------------   ------------   ------------

Franchise fees and license costs.....    20-30        $ 3,156         $ 2,708
Less: Accumulated amortization.......                    (769)           (603)
                                                      -------         -------
     Total ..........................                 $ 2,387         $ 2,105
                                                      =======         =======

Franchise fees and license costs represent the value assigned to the franchise agreements in the regions acquired and to the licenses to operate the restaurants. These agreements provide for an initial term of 20 to 30 years, with two renewal terms of 10 years each. Prepaid franchise fees relate to the restaurants the Company is committed to develop under the terms of the development agreements.

GOODWILL

     The Company has recorded significant goodwill in conjunction with major acquisitions, most recently the Bamboo Club purchase. These costs are being amortized on a straight-line basis over the estimated useful life of the goodwill and consist of the following (in thousands):

                                      AMORTIZATION
                                         PERIOD      DECEMBER 25,   DECEMBER 27,
                                        (YEARS)          2000          1999
                                      ------------   ------------   ------------

Acquisition of Main Street
 California .........................    20-30        $19,207         $19,222
Acquisition of Bamboo Club ..........    15            11,611              --
Less: Accumulated amortization ......                  (4,463)         (3,443)
                                                      -------         -------
     Total ..........................                 $26,355         $15,779
                                                      =======         =======

PRE-OPENING COSTS

     On December 29, 1998, the Company adopted Statement of Position 98-5 ("SOP 98-5"), "REPORTING ON THE COSTS OF START-UP ACTIVITIES," as promulgated by the American Institute of Certified Public Accountants, which requires that the Company expense pre-opening expenses as they are incurred. Prior to December 29, 1998, such expenses were capitalized and amortized over a period of one year. The cumulative effect of this change in accounting principle resulted in a charge of $168,000 on December 29, 1998.

OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following (in thousands):

                                              DECEMBER 25,       DECEMBER 27,
                                                 2000               1999
                                              ------------       ------------

Accrued payroll ..........................       $3,139             $2,888
Reserve for projected losses .............          149              1,153
Accrued sales tax ........................        1,345              1,174
Accrued insurance ........................        1,669              1,594
Accrued rent .............................        1,661              1,995
Other accrued liabilities ................        1,691                548
                                                 ------             ------
     Total ...............................       $9,654             $9,352
                                                 ======             ======

INCOME TAXES

     The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, "ACCOUNTING FOR INCOME TAXES." Under the liability method, deferred taxes are provided based on temporary differences between the financial reporting basis and the tax basis of the Company's assets and

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


liabilities,  using enacted tax rates in the years in which the  differences are
expected  to  reverse.   Deferred  tax  assets  are  reviewed  periodically  for
recoverability and valuation allowances are provided as necessary.

EARNINGS PER SHARE

     The Company has calculated earnings per share ("EPS") in accordance with SFAS No. 128, "EARNINGS PER SHARE." The following table sets forth basic and diluted EPS computations for the years ended December 25, 2000, December 27, 1999, and December 28, 1998 (in thousands, except per share amounts):

                                       2000                            1999                              1998
                           ----------------------------    ----------------------------    ------------------------------
                                                  PER                             PER                                PER
                                                 SHARE                           SHARE                              SHARE
                           NET INCOME   SHARES   AMOUNT    NET INCOME   SHARES   AMOUNT    NET INCOME    SHARES     AMOUNT
                           ----------   ------   ------    ----------   ------   ------    ----------    ------     ------
Basic EPS ...............    $3,678     10,944    $0.34       $970      10,008    $0.09      $4,165       9,976      $0.42
Effect of stock
 options and warrants....        --        173     0.01         --         399       --          --         632       0.03
                             ------     ------    -----       ----      ------    -----      ------      ------      -----
Diluted EPS .............    $3,678     11,117    $0.33       $970      10,407    $0.09      $4,165      10,608      $0.39
                             ======     ======    =====       ====      ======    =====      ======      ======      =====


SEGMENT REPORTING

     The Company has adopted SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements.

     The Company has three operating segments that are managed based on its restaurant concepts, T.G.I. Friday's, Redfish, and Bamboo Club. SFAS No. 131 allows for aggregation of similar operating segments into a single reportable operating segment if the components are considered similar under certain criteria. As a result of the foregoing, the Company believes that its restaurants meet the criteria supporting aggregation of all restaurants into one operating segment. Accordingly, the Company has not presented separate financial information for each of its operating segments, as the Company's consolidated financial statements present its one reportable segment.

STAFF ACCOUNTING BULLETIN NO. 101

     On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS," which provides additional guidance in applying generally accepted accounting principles for revenue recognition in consolidated financial statements. The issuance of SAB No. 101 did not have a material impact on the revenue recognition method of the Company.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133," which deferred implementation of SFAS No. 133 until fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be carried on the balance sheet at fair value. Changes in the fair value of derivatives must be recognized in the Company's Consolidated Statement of Operations when they occur; however, there is an exception for derivatives that qualify as hedges as defined by SFAS No. 133. If a derivative qualifies as a hedge, a company can elect to use "hedge accounting" to eliminate or reduce the income statement volatility that would arise from reporting changes in a derivative's fair value.

     In June 2000, the FASB issued SFAS No. 138, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133." SFAS No. 138 adds to the guidance related to accounting for derivative instruments and hedging activities. This statement should be adopted concurrently with SFAS No. 133.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The Company adopted these standards on December 26, 2000. The adoption of both SFAS No. 133 and SFAS No. 138 is not expected to materially impact the Company's financial results.

   RECLASSIFICATIONS

     Certain amounts in 1999 and 1998 have been reclassified to conform with the current year presentation.

   ACCOUNTING FOR LONG-TERM ASSETS

     The FASB has issued SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," which the Company adopted in 1996. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from an asset to be held and used in operations is less than the carrying value of the asset, an impairment loss must be recognized in the amount of the difference between the carrying value and the fair value of the assets.

     During 1996, the Company implemented a long-term business strategy to place more emphasis on the core business and to dispose of underperforming core assets and non-core assets. As a result of implementing this strategy, combined with certain events occurring during fiscal years ended 2000, 1999, and 1998, the Company recognized a gain on the sale of assets, certain non-recurring charges, and impairment of certain assets as follows (in thousands):

                                                         DECEMBER 25,    DECEMBER 27,    DECEMBER 28,
                                                            2000            1999            1998
                                                        ------------     ------------    ------------
Impairment of core assets held for disposal ..........    $   --           $  --           $ (648)
Impairment of core assets used in operations .........       832              --               --
Other non-recurring items ............................      (924)            494              631
                                                          ------           -----           ------
                                                          $  (92)          $ 494           $  (17)
                                                          ======           =====           ======

IMPAIRMENT OF CORE ASSETS HELD FOR DISPOSAL

     During 1998, a favorable lease payoff was negotiated related to the Front Row Sports Grill, a restaurant the Company had developed in Portland, Oregon. A $648,000 gain was recognized in connection with the lease settlement, resulting in a reversal of the remaining reserve.

IMPAIRMENT OF CORE ASSETS USED IN OPERATIONS

     The company reviews the operations and cash flows of each of its locations on a regular basis. At the end of the fourth quarter of 2000, events and circumstances indicated that certain leasehold improvements and other operating assets at three under-performing locations were impaired under SFAS No. 121. Accordingly, the Company recorded a pre-tax charge in the fourth quarter of 2000 amounting to approximately $832,000 to adjust the carrying value of these assets to their estimated fair market value.

OTHER NON-RECURRING ITEMS

     Other non-recurring costs include severance, contract termination, professional service costs, and settlement of non-recurring litigation. The non-recurring items of $924,000, net, in 2000 represents the final settlement gain (in excess of book value) the company expects to receive from the City and County of San Francisco, California, in connection with condemnation proceedings against a restaurant the Company operated. The non-recurring items of $494,000 in fiscal 1999 include an approximately $835,000 increase in reserves for the final settlement and legal costs, which the Company settled in February 2000. This was offset by gains of approximately $341,000 resulting primarily from the adjustment of legal costs required to settle litigation.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

REDUCTION OF DISPUTED LIABILITIES

     During the first quarter of 2000, the Company's primary food distributor declared bankruptcy. Leading up to the bankruptcy, the Company experienced a reduction in performance by Ameriserve, causing disruption in the Company's operations and an increase in delivery and food costs as the Company searched for alternative sources of supply. The level of service provided by Ameriserve continued to decline subsequent to the bankruptcy. When Ameriserve declared bankruptcy, the Company had open accounts payable due Ameriserve, but also had the right of offset for costs incurred because Ameriserve dissolved its casual dining business. As of December 25, 2000, the Company was in negotiation to resolve the dispute with Ameriserve. A final settlement was reached which reduced the liability due by approximately $1,591,000. This amount is included in the fourth quarter of 2000.

   RESERVES

     Valuation reserves for the years ended December 25, 2000, December 27, 1999, and December 28, 1998 consist of the following:

                                     BEGINNING        EXPENSE       BALANCE AT        BALANCE AT
                                     OF PERIOD       RECORDED     PAYMENTS MADE     END OF PERIOD
                                     ---------       --------     -------------     -------------
RESERVE FOR PROJECTED LOSSES:
   Year ended December 25, 2000     $1,153,000     $   90,000      $(1,094,000)      $  149,000
   Year ended December 27, 1999      1,367,000        494,000         (708,000)       1,153,000
   Year ended December 28, 1998      2,115,000        631,000       (1,379,000)       1,367,000

INSURANCE AND CLAIMS RESERVES:
   Year ended December 25, 2000     $1,593,800     $3,764,600      $(3,689,700)      $1,668,700
   Year ended December 27, 1999      1,282,400      3,909,000       (3,597,600)       1,593,800
   Year ended December 28, 1998      1,536,500      3,234,000       (3,488,100)       1,282,400

     In 1998, the Company increased the reserve for projected losses by approximately $631,000. The reserve was decreased by approximately $648,000 related to a favorable lease settlement and approximately $731,000 in other costs and legal fees associated with terminating the lease. The reserve balance in other accrued liabilities at December 28, 1998, was approximately $1,367,000 for the remaining severance, legal, and condemnation costs.

     In 1999, the Company had increased the reserve for projected losses by approximately $494,000 because the cost of the now-settled lawsuit offset by the adjustment of the expected reduced legal costs in conjunction with the condemnation proceeding in San Francisco. The reserve was decreased by approximately $329,000 related to a favorable determination in condemnation proceedings. The reserve was increased by approximately $835,000 due to settlement of a lawsuit in February 2000. The reserve balance in other accrued liabilities at December 27, 1999, was approximately $1,153,000 for the estimated remaining legal and condemnation costs.

     In 2000, the Company settled and paid its pending lawsuit in connection with the condemnation proceedings in San Francisco. Subsequently, the Company settled the condemnation proceedings in San Francisco. Due to resolutions of these items and there being no other contingent events of which the Company is aware, the reserve for projected losses decreased to a balance of $149,000 at December 25, 2000.

3. BUSINESS COMBINATIONS

     In July 2000, the Company acquired the assets, name, and concept of the Bamboo Club restaurants for $12,000,000 in cash. This acquisition has been accounted for as a purchase, and the results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The excess purchase price over the fair value of net assets acquired was $11,611,000 and has been recorded as goodwill and is being amortized on a straight-line basis over 15 years. The net book value of leasehold, equipment, and other assets was $389,000. Each of these is being depreciated per current company policy.

     The following unaudited consolidated pro forma information is presented as if the Bamboo Club acquisition had occurred at the beginning of the periods presented.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                    DECEMBER 25,     DECEMBER 27,
                                                                        2000            1999
                                                                    ------------     ------------
                                                                        (In Thousands, Except
                                                                          Per Share Amounts)
Total revenues ..............................................        $ 189,848        $ 145,834
Net income before extraordinary loss and cumulative effect
  of change in accounting principle .........................            4,373            1,769
Net income ..................................................            4,357            1,601
                                                                     =========        =========

Basic earnings per share:
  Net income before extraordinary loss and cumulative effect
    of change in accounting principle .......................             0.40             0.18
  Net income after extraordinary loss and cumulative effect
    of change in accounting principle .......................             0.40             0.16
                                                                     =========        =========

Diluted earnings per share:
  Net income before extraordinary loss and cumulative effect
     of change in accounting principle ......................             0.39             0.17
  Net income after extraordinary loss and cumulative effect
     of change in accounting principle ......................             0.39             0.15
                                                                     =========        =========

     The consolidated pro forma information includes adjustments to give effect to amortization of goodwill. The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition been made at the beginning of the periods presented, nor is it indicative of the results that may occur in the future.

4. INCOME TAXES

     Deferred income taxes arise due to differences in the treatment of income and expense items for financial reporting and income tax purposes. In prior years, the Company generated net operating losses and in 2000, 1999, and 1998 the Company utilized net operating losses. The effect of temporary differences and carryforwards that gave rise to deferred tax balances at December 25, 2000, and December 27, 1999, were as follows (in thousands):

                                                                     DECEMBER 25,       DECEMBER 27,
NET DEFERRED TAX ASSETS                                                  2000               1999
-----------------------                                              ------------       ------------
                                                                             (In Thousands)
Temporary differences:
  Basis differences in investments .............................      $   664             $    --
  Basis differences in depreciable and amortizable assets.......       (1,930)               (799)
  Provision for estimated expenses .............................        2,019               1,353
  Revenue recognition ..........................................       (1,016)                 --
  Other ........................................................           --                (300)
Tax carryforwards:
  General business and AMT credits .............................        5,689               4,335
  Net operating loss and capital loss carryforwards.............        3,070               4,223
Valuation reserve ..............................................       (7,894)             (8,390)
                                                                      -------             -------
       Total ...................................................      $   602             $   422
                                                                      =======             =======

     The amounts recorded as net deferred tax assets at December 25, 2000, and December 27, 1999, are included as a component of other assets in the consolidated balance sheets. The remaining net deferred tax asset as of December 25, 2000, consists primarily of the benefits to be obtained from the use of net operating loss carryforwards and credits expected to be realized in the future.

     At December 25, 2000, the Company had approximately $7,600,000 of federal net operating and capital loss carryforwards to be used to offset future income for income tax purposes. These carryforwards expire in the years 2002 to 2012.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Reconciliations of the federal income tax rate to the Company's effective tax rate were as follows:

                                        DECEMBER 25,  DECEMBER 27,  DECEMBER 28,
                                            2000          1999          1998
                                        ------------  ------------  ------------
Statutory federal rate ................     34.0%         34.0%         34.0%
State taxes, net of federal benefit....      6.0           6.0           6.0
Nondeductible expenses ................      0.4           1.4           6.3
Benefit of FICA credit ................    (17.5)        (58.7)        (15.2)
Change in valuation allowance .........    (16.5)         21.5         (31.1)
                                          ------        ------        ------
                                             6.4%          4.2%          0.0%
                                          ======        ======        ======

5. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                               MATURITY                         DECEMBER 25,    DECEMBER 27,
                                DATES       INTEREST RATES         2000            1999
                                -----       --------------         ----            ----
Term Loan II ..............      2012     9.457% and the one      $18,454      $19,329
                                           month LIBOR rate
                                            plus 320 basis
                                                points

Other notes payable .......   1999-2015     7.75 - 11.0%           27,947       14,014
                                                                  -------      -------
     Total ................                                        46,401       33,343

Less current portion ......                                        (2,006)      (1,830)
                                                                  -------      -------
     Total ................                                       $44,395      $31,513
                                                                  =======      =======

     In March 1997, the Company repaid existing debt with $8,000,000 of proceeds from the Northern California sale and with proceeds from new borrowings. The new borrowings ("Term Loan II") consist of five notes from one lender. Three of the notes bear interest at 9.457% and two of the notes bear interest at the one month LIBOR rate plus 320 basis points. All of the notes are payable in equal monthly installments of principal and interest of approximately $223,000 (combined) until the notes are paid in full on May 1, 2012. Proceeds from the Term Loan II were also used to repay a note payable to Carlson Restaurants Worldwide including accrued interest of $301,000, with the remaining proceeds used for general corporate purposes.

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

     During April 1999, the Company obtained a $5.0 million revolving line of credit with another lender. The line of credit is available to finance construction and other costs associated with developing new restaurants. Borrowings under the line of credit bear interest at bank prime plus 112.5 basis points. The line of credit includes covenants related to net worth, fixed charge coverage ratio, profitability, and access to capital. The Company was in compliance with these covenants at December 25, 2000. The line of credit matures on July 15, 2001. At December 25, 2000, the Company had no borrowings outstanding under this line of credit.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Maturities of long-term debt, giving effect to the borrowings discussed above, are as follows at December 25, 2000 (in thousands):

         2001 ..............................   $ 2,006
         2002 ..............................     2,403
         2003 ..............................     2,006
         2004 ..............................     2,198
         2005 ..............................     2,383
         Thereafter ........................    35,405
                                               -------
              Total ........................   $46,401
                                               =======

6. STOCKHOLDERS' EQUITY

     In October 2000, the Company completed a rights offering by selling 4,011,740 shares of its common stock to its existing stockholders. The net proceeds were $9,425,000.

STOCK OPTIONS

     In July 1990, the Company's Board of Directors approved a stock option plan ("the 1990 Plan"). The 1990 Plan provides for the issuance of up to 250,000 options to acquire shares of the Company's Common Stock. The options are intended to qualify as incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986 or as options which are not intended to meet the requirements of such section ("non-statutory stock options"). Awards granted under the 1990 Plan also may include stock appreciation rights, restricted stock awards, phantom stock, performance shares, or non-employee director options.

     The exercise price of all incentive stock options granted under the 1990 Plan must be at least equal to the fair market value of such shares as of the date of grant or, in the case of incentive stock options granted to the holder of 10% or more of the Company's Common Stock, at least 110% of the fair market value of such shares on the date of grant. The exercise price of all non-statutory stock options granted under the 1990 Plan shall be determined by the Board of Directors of the Company at the time of grant. The maximum exercise period for which the options may be granted is 10 years from the date of grant (five years in the case of incentive sock options granted to an individual owning more than 10% of the Company's Common Stock).

     In 1996, the Company adopted the 1995 Stock Option Plan ("the 1995 Plan"), with terms comparable to the 1990 Plan, covering 325,000 shares of Common Stock. In 1999, the Company adopted the 1999 Incentive Stock Plan ("the 1999 Plan"), with terms comparable to the 1990 Plan, covering 1,000,000 shares of Common Stock.

     In addition to the 1990, 1995, and 1999 Stock Option Plans, the Company's Board of Directors approved the issuance of 210,000 non-statutory stock options to two of the Company's officers during 1998 and 460,000 non-statutory stock options to two of the Company's officers in 1999.

STOCK-BASED COMPENSATION PLANS

     FASB Statement No.123 "ACCOUNTING FOR STOCK-BASED COMPENSATION" was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Adoption of FASB Statement No. 123 is optional; however, pro forma disclosures as if the Company had adopted the cost recognition method are required. Had compensation cost for stock options awarded under this plan been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have reflected the following pro forma amounts:

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                     DECEMBER 25,    DECEMBER 27,   DECEMBER 27,
                                        2000            1999           1998
                                    ------------     -----------    ------------
                                      (In Thousands, Except Per Share Amount)
     Net Income:
       As Reported ..............      $3,678          $ 970           $4,165
       Pro Forma ................      $2,736          $ 169           $3,351

     Primary EPS:
       As Reported ..............      $ 0.34          $0.09           $ 0.42
       Pro Forma ................        0.25           0.02             0.33

     A summary of the status of the Company's stock option plans at December 25, 2000, December 27, 1999, and December 28, 1998, and changes during the years then ended is presented in the table and narrative below:

                                                 2000                     1999                    1998
                                         --------------------    ---------------------    ---------------------
                                                    WTD. AVG.                WTD. AVG.                WTD. AVG.
                                         SHARES       PRICE      SHARES        PRICE      SHARES       PRICE
                                         ------       -----      ------        -----      ------       -----
Options outstanding at beginning
 of period .........................    2,439,000     $3.22     2,381,000      $2.98     2,077,500     $2.90
Granted ............................      473,000      3.38       737,000       3.30       416,000      3.27
Exercised ..........................            0      0.00      (234,459)      2.42        (2,500)     2.50
Cancelled ..........................     (179,000)     2.88      (444,541)      3.77      (110,000)     2.54
                                        ---------               ---------                ---------
Options outstanding at end
 of period .........................    2,733,000      3.05     2,439,000       3.22     2,381,000      2.98
                                        =========               =========                =========

Exercisable at end of period .......    1,859,333      2.91     1,642,544       2.79     1,590,577      2.56
                                        =========               =========                =========
Weighted average fair value of
 options granted ...................                  $1.52                    $1.82                   $1.87
                                                      =====                    =====                   =====

     The weighted average fair value at the date of grant for options granted during fiscal 2000 and 1999 were estimated using the Black-Scholes pricing model with the following assumptions: weighted average risk-free interest rate of 6.29% and 5.95%; weighted average volatility of 52.70% and 65.76%; expected life of 4 years; and weighted average dividend yield of 0.0%.

     Details regarding the options outstanding as of December 25, 2000 are as follows:

                                     OUTSTANDING                            EXERCISABLE
                    ---------------------------------------------     -----------------------
                                       WEIGHTED          WEIGHTED                    WEIGHTED
                                       AVERAGE           AVERAGE                     AVERAGE
   RANGE OF           NUMBER          REMAINING          EXERCISE     NUMBER OF      EXERCISE
EXERCISE PRICE      OF SHARES      CONTRACTUAL LIFE       PRICE        SHARES         PRICE
--------------      ---------      ----------------       -----        ------         -----
$1.72 - $2.75         927,500           6.05              $2.22        927,500        $2.22
$3.00 - $3.63       1,560,500           8.39              $3.29        686,833        $3.23
$4.00 - $5.00         245,000           6.15              $4.63        245,000        $4.63
                    ---------                                        ---------
Total ..........    2,733,000                                        1,859,333
                    =========                                        =========

COMMON STOCK WARRANTS

     As of December 25, 2000, and December 27, 1999, the Company had 231,277 outstanding warrants to acquire its common stock with its lenders in connection with the issuances of previously paid off debt. The warrants are exercisable at $9.08 per share and expire in March 2004.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7. COMMITMENTS AND CONTINGENCIES

   DEVELOPMENT AGREEMENTS

     The Company is obligated under four separate development agreements to open 31 new T.G.I. Friday's restaurants through 2003. Due to the tighter 2000 economic environment, especially in California, the Company's primary operating area, the Company was unable to fully comply with its development agreements. Early in the year, the Company began discussions with Carlson Restaurants Worldwide to amend its development agreements. The development agreements give Carlson Restaurants Worldwide certain remedies in the event the Company fails to timely comply with the development agreements, including the right, under certain circumstances, to reduce the number of restaurants the Company may develop in related franchised territory or to terminate the Company's exclusive rights to develop restaurants in the related franchised territory. The Company's development territories include Arizona, Nevada, New Mexico, California and the Kansas City and El Paso metropolitan areas.

FRANCHISE, LICENSE, AND MARKETING AGREEMENTS

     In accordance with the terms of the T.G.I. Friday's restaurant franchise agreements, the Company is required to pay franchise fees of $50,000 for each restaurant opened. The Company also is required to pay a royalty of up to 4% of gross sales. Royalty expense was approximately $6,634,000, $4,830,000, and $3,929,000 under these agreements during 2000, 1999, and 1998, respectively. In addition, the Company could be required to spend up to 4% of gross sales on marketing. Marketing expense under these agreements was approximately $4,163,000, $2,733,000, and $1,805,000 during 2000, 1999, and 1998, respectively.

OPERATING LEASES

     The Company leases land and restaurant facilities under operating leases having terms expiring at various dates through January 2020. The restaurant leases have from two to three renewal clauses of five years each at the option of the Company, and have provisions for contingent rentals based upon a percentage of gross sales. The Company's minimum future lease payments as of December 27, 1999, were as follows (in thousands):

             2001 .........................   $ 10,058
             2002 .........................      9,617
             2003 .........................      9,041
             2004 .........................      8,353
             2005 .........................      7,656
             Thereafter ...................     70,218
                                              --------
                  Total ...................   $114,943
                                              ========

     Rental expense during 2000, 1999, and 1998 was approximately $8,662,000, $6,948,000, and $5,604,000, respectively. In addition, the Company paid contingent rentals of $957,000, $678,000, and $523,000 during 2000, 1999, and
1998,  respectively.  The  difference  between  rent  expense  and rent  paid is included in other liabilities and deferred credits in the accompanying consolidated balance sheets.

SALE-LEASEBACK TRANSACTIONS

     Historically, the Company has entered into sale-leaseback transactions in order to provide further funds for development activities. During fiscal 2000, the Company completed five sale-leaseback transactions at an aggregate selling price of $14,494,000. The transactions resulted in a deferred gain of approximately $1,316,000, which will be accreted to income as a reduction of rent expense over the twenty-year lease terms. Pursuant to the lease agreements, annual base rent equals approximately $1,449,000 as of December 25, 2000, with 10% increases in base rent occurring in 2005, 2010, and 2015. In addition, the Company may be required to pay percentage rent if revenue levels reach certain break points. In 2000, no percentage rent was required for these locations. In 1999, the Company completed two sale-leaseback transactions at an aggregate selling price of $5,229,000, which resulted in a deferred gain of $245,000. In 1998, the Company completed two sale-leaseback transactions at an aggregate selling price of $4,000,000, which resulted in a deferred gain of $110,000.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     During the first quarter of fiscal 2001, the Company expects to complete two sale-leaseback transactions with regard to the buildings, fixtures, and improvements at two restaurant sites whereby the Company leases back the restaurant sites under operating leases over a twenty-year period under terms similar to those in the preceding paragraph. The Company will receive proceeds of approximately $2,500,000. The transactions are expected to result in a deferred gain that is not currently determinable, but will be accreted to income as a reduction of rent over the twenty-year lease term.

CONTINGENCIES

     In the normal course of business, the Company is named as a defendant in various litigation matters. In management's opinion, the ultimate resolution of these matters will not have a material impact on the Company's financial position or results of operations.

     The Company is also subject, from time to time, to audit by various taxing authorities reviewing the Company's income, property, sales, use, and payroll taxes. Management believes that any finding from such audits will not have a material impact on its financial position or results of operations.

8. BENEFIT PLANS

     The Company maintains a 401(k) Savings Plan for all of its employees. The Company currently matches 50% of the participants' contributions for the first 4% of the participants' compensation. Contributions by the Company were approximately $174,000, $122,000, and $100,000 during 2000, 1999, and 1998, respectively.

9. RELATED PARTY TRANSACTIONS

     In October 1997, the Company sold three T.G.I. Friday's restaurants in Colorado and Nebraska to Sherman Restaurants, LLC for $2,768,000. Sherman Restaurants, LLC is controlled by Samuel Sherman, the brother of Steven Sherman. Steven Sherman served as a director of the Company until February 2000, when he resigned from the Board.

     In December 1993, the Company entered into a five year lease agreement for corporate office space with an entity controlled by Steven Sherman, who served as a director of the Company until February 2000. During 1998 the lease was amended to extend the original term through January 31, 2004. Approximately $224,000, $244,000, and $177,000 were paid in rent for this leased space during 2000, 1999, and 1998, respectively.

     The Company is management partner in joint ventures with another party. As a result, the Company is obligated to provide both restaurant management and capital to the joint ventures. The Company receives a management fee for these services. The fees totaled $611,000, $865,000, and $1,082,000 in each of the fiscal years of 2000, 1999, and 1998, respectively. The Company had receivables of approximately $2,210,000 and $1,756,000 for 2000 and 1999, respectively, related to the funding of operations of the joint ventures.

10. SUBSEQUENT EVENTS

     On January 31, 2001, the Company entered into a $15,000,000 Development Facility financing agreement with Bank of America. For a period of 18 months, Bank of America will provide construction and permanent financing for certain Company T.G.I. Friday's units and equipment based upon either the appraised or real estate values. On January 31, 2001, the Company entered into an interest rate swap agreement with Bank of America. This swap agreement fixes the Company's one-month LIBOR base to 6.26% per annum on a notional amount of $12,500,000 through June 2014. All the loans provided by the Development Facility have interest rates that have a performance based formula of senior funded debt to EBITDA, with the range over 30-day LIBOR being 1.75% to 2.75%. The swap qualifies as a cash flow hedge in accordance with SFAS No. 133. On a periodic basis, the Company will adjust the fair market value of the swap on the balance sheet and offset the amount of the change to other comprehensive income.