Form 10-Q
period 2001-03-26
MAIN STREET & MAIN INC
filed 2001-05-09
CIK 847466

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly Period Ended March 26, 2001

                        Commission File Number: 000-18668

                        MAIN STREET AND MAIN INCORPORATED
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             11-2948370
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock, $.001 par value, of registrant outstanding at May 4, 2000: 14,045,601

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                                      INDEX


PART 1. FINANCIAL INFORMATION

Item 1.   Financial Statements - Main Street and Main Incorporated

            Consolidated Balance Sheets - March 26, 2001 and
            December 25, 2000                                                  3

            Consolidated Statements of Operations - Three Months
            Ended March 26, 2001 and March 27, 2000                            4

            Consolidated Statements of Cash Flows - Three Months
            Ended March 26, 2001 and March 27, 2000                            5

            Notes to Consolidated Financial Statements                         6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            8

Item 3.   Quantitative and Qualitative Disclosure About Market Risk           10

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    12

SIGNATURES                                                                    13

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Par Value and Share Data)

                                                                      March 26,    December 25,
                                                                        2001          2000
                                                                      ---------     ---------
ASSETS
Current assets:
  Cash and cash equivalents ......................................    $     592     $   4,565
  Accounts receivable, net .......................................        5,771         6,263
  Inventories ....................................................        1,803         1,624
  Prepaid expenses ...............................................          768           744
                                                                      ---------     ---------
       Total current assets ......................................        8,934        13,196
Property and equipment, net ......................................       65,217        63,857
Other assets, net ................................................        2,369         2,466
Goodwill, net ....................................................       25,997        26,355
Franchise costs, net .............................................        2,406         2,387
                                                                      ---------     ---------
       Total assets ..............................................    $ 104,923     $ 108,261
                                                                      =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ..............................    $   2,006     $   2,006
  Accounts payable ...............................................        5,608         9,228
  Other accrued liabilities ......................................        8,812         9,654
                                                                      ---------     ---------
       Total current liabilities .................................       16,426        20,888
Long-term debt, net of current portion ...........................       44,301        44,395
Other liabilities and deferred credits ...........................        3,094         2,479

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized; no
  shares issued and outstanding in 2001 and 2000 .................           --            --
Common stock, $.001 par value, 25,000,000 shares authorized;
  14,045,601 and 14,044,791 shares issued and outstanding in 2001
  and 2000, respectively .........................................           14            14
Additional paid-in capital .......................................       53,624        53,624
Accumulated deficit ..............................................      (12,352)      (13,139)
Other comprehensive loss .........................................         (184)           --
                                                                      ---------     ---------
       Total stockholders equity .................................       41,102        40,499
                                                                      ---------     ---------
             Total stockholders equity and liabilities ...........    $ 104,923     $ 108,261
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

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                           Three Months Ended
                                                         ----------------------
                                                         March 26,     March 27,
                                                           2001          2000
                                                         --------      --------
Revenue ............................................     $ 51,705      $ 44,339
                                                         --------      --------

Restaurant operating expenses
  Cost of sales ....................................       14,598        13,273
  Payroll and benefits .............................       15,835        13,644
  Depreciation and amortization ....................        2,004         1,623
  Other operating expenses .........................       14,681        11,862
                                                         --------      --------
       Total restaurant operating expenses .........       47,118        40,402
                                                         --------      --------

Income from restaurant operations ..................        4,587         3,937

  Amortization of intangible assets ................          253           233
  General and administrative expenses ..............        1,885         1,659
  Preopening expenses ..............................          398           526
  New manager training expenses ....................          368           441
  Management fee income ............................         (139)         (138)
                                                         --------      --------

Operating income ...................................        1,822         1,216

  Interest expense and other, net ..................        1,034           898
                                                         --------      --------

Net income before income tax .......................          788           318
  Provision for income taxes .......................           --           (86)
                                                         --------      --------

       Net income ..................................     $    788      $    404
                                                         ========      ========

Basic earnings per share
       Net income ..................................     $   0.06      $   0.04
                                                         ========      ========

Diluted earnings per share
       Net income ..................................     $   0.06      $   0.04
                                                         ========      ========

  Weighted average number of shares outstanding
    -- Basic ........................................      14,046        10,028
                                                         ========      ========

  Weighted average number of shares outstanding
    -- Diluted ......................................      14,188        10,346
                                                         ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                            Three Months Ended
                                                           --------------------
                                                           March 26,   March 27,
                                                             2001        2000
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...........................................   $    788    $    404
  Adjustments to reconcile net income to net cash
      used in operating activities:
    Depreciation and amortization ......................      2,257       1,856
    Non-cash compensation expense for issuance of common
      stock to certain employees .......................         --          10
  Changes in assets and liabilities:
      Accounts receivable, net .........................        492         479
      Inventories ......................................       (179)       (183)
      Prepaid expenses .................................        (24)         58
      Other assets, net ................................        135          38
      Accounts payable .................................     (3,620)     (5,762)
      Other accrued liabilities and deferred credits ...       (536)        115
                                                           --------    --------
          Cash used in operating activities ............       (687)     (2,985)
                                                           --------    --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Net additions to property and equipment ..............     (3,174)     (5,787)
  Cash paid to acquire franchise rights and goodwill ...        (18)       (299)
                                                           --------    --------
          Cash used in investing activities ............     (3,192)     (6,086)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings ............................   $    458    $ 10,848
  Principal payments on long-term debt .................       (552)       (500)
                                                           --------    --------
          Cash used in financing activities ............        (94)     10,348
                                                           --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS ................     (3,973)      1,277
CASH AND CASH EQUIVALENTS, BEGINNING ...................      4,565       3,055
                                                           --------    --------
CASH AND CASH EQUIVALENTS, ENDING ......................   $    592    $  4,332
                                                           ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest .............   $  1,077    $  1,010
                                                           ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MAIN STREET AND MAIN INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. INTERIM FINANCIAL REPORTING

The accompanying financial statements have been prepared without an independent audit pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although our management believes that the disclosures are adequate to make the information presented not misleading. For a complete description of the accounting policies, see our Form 10-K Annual Report for the year ended December 25, 2000.

The Company operates on fiscal quarters of 13 weeks.

The results of operations for the three months ended March 26, 2001, are not necessarily indicative of the results to be expected for a full year.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. LEGAL AND CONDEMNATION COSTS

During the three months ended March 26, 2001, we charged approximately $36,000 in legal and condemnation costs against the reserve for projected losses, principally as the result of the settlement of a condemnation of one of our restaurants located in San Francisco in February 2001 as noted in our Form 10-K for the year ended December 25, 2000. The reserve balance in other accrued liabilities at March 26, 2001 was approximately $53,000 for legal and condemnation costs.

Management feels current reserves are adequate to cover all known losses and contingencies.

3. SEGMENT REPORTING

Effective  December 30,  1997,  we adopted  Statement  of  Financial  Accounting
Standards ("SFAS") No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements. We have determined that we have one reportable operating segment. Accordingly, we have only presented financial information for our one reportable segment.

4. ACCOUNTING PRONOUNCEMENTS

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

In June 2000, the FASB issued SFAS No. 138, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133." SFAS No. 138 adds to the guidance related to accounting for derivative instruments and hedging activities. This statement is adopted concurrently with SFAS No. 133. The Company adopted these standards on December 26, 2000.

On January 31, 2001, the Company entered into a $15,000,000 Development Facility financing agreement with Bank of America. For a period of 18 months, Bank of America will provide construction and permanent financing for certain Company T.G.I. Friday's units and equipment based upon either the appraised or real estate values. On January 31, 2001, the Company entered into an interest rate swap agreement with Bank of America. This swap agreement fixes the Company's one-month LIBOR base to 6.26% per annum on a notional amount of $12,500,000 through June 2014. All the loans provided by the Development Facility have interest rates that have a performance based formula of senior funded debt to EBITDA, with the spread over 30-day LIBOR being in the range of 1.75% to 2.75%. The swap qualifies as a cash flow hedge in accordance with SFAS No. 133. On a periodic basis, the Company will adjust the fair market value of the swap on the balance sheet (and charge/credit the amount of the change to other comprehensive income). As of March 26, 2001, the fair market value of the hedge resulted in a liability of $308,000. The net-of-tax effect was ($184,000) in accumulated other comprehensive loss with a deferred tax asset of $124,000.

5. COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) is comprised of net income (loss) and adjustments to derivative statements. The components of comprehensive income
(loss) are as follows:

                                                           Three Months Ended
                                                        ------------------------
                                                        March 26,      March 27,
                                                          2001           2000
                                                        ---------      ---------
Net income (loss) ..................................      $ 788          $ 404
Other comprehensive income (loss),
  net of taxes;
    Net derivative income (loss),
      Net of taxes of $124 .........................       (184)            --
                                                          -----          -----
Comprehensive income (loss) ........................      $ 604          $ 404

6. EARNINGS PER SHARE

The following table sets forth basic and diluted earnings per share, or "EPS", computations for the three months ended March 26, 2001, and March 27, 2000 (in thousands, except per share amounts):

                                             Three Months Ended
                             ---------------------------------------------------
                                  March 26, 2001             March 27, 2000
                             ------------------------   ------------------------
                                                Per                        Per
                              Net              Share     Net              Share
                             Income   Shares   Amount   Income   Shares   Amount
                             ------   ------   ------   ------   ------   ------
Basic ....................   $  788   14,046   $ 0.06   $  404   10,028   $ 0.04

Effect of stock options
and warrants .............       --      142       --       --      318       --
                             ------   ------   ------   ------   ------   ------
Diluted ..................   $  788   14,188   $ 0.06   $  404   10,346   $ 0.04
                             ======   ======   ======   ======   ======   ======


7. SUBSEQUENT EVENTS

Subsequent to the first quarter of 2001, the Company has completed one debt financing under the Development Facility (as described in footnote 4) for $2,175,000 and is in the process of finalizing two additional financings for like amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

                                                        Three Months Ended
                                                      ------------------------
                                                      March 26,      March 27,
                                                        2001           2000
                                                      ---------      ---------
Revenue                                                   100%           100%

RESTAURANT OPERATING EXPENSES:
Cost of sales                                            28.2           29.9
Payroll and benefits                                     30.6           30.8
Depreciation and amortization                             3.9            3.7
Other operating expenses                                 28.4           26.7
                                                       ------         ------
Total restaurant operating expenses                      91.1           91.1
                                                       ------         ------

Income from restaurant operations                         8.9            8.9

                                                        Three Months Ended
                                                      ------------------------
                                                      March 26,      March 27,
                                                        2001           2000
                                                      ---------      ---------
OTHER OPERATING (INCOME) EXPENSES:
Amortization of intangible assets                         0.5            0.5
General and administrative expenses                       3.6            3.7
Preopening expenses                                       0.8            1.2
New manager training expenses                             0.7            1.0
Management fee income                                    (0.3)          (0.3)
                                                       ------         ------
Operating income                                          3.6            2.7
Interest expense and other, net                           2.0            2.0
                                                       ------         ------

Net income before income taxes                            1.6%           0.7%
                                                       ======         ======

QUARTER ENDED MARCH 26, 2001 COMPARED WITH QUARTER ENDED MARCH 27, 2000

Revenue for the three months ended March 26, 2001, increased by 17% to $51,705,000 compared with $44,339,000 for the comparable period in 2000. This significant increase is attributed to the opening of 7 new restaurants in 2000, the acquisition of the two Bamboo Club restaurants in 2000, and opening three new restaurants in the first quarter of 2001. Additionally, we had a same-store sales increase of 2.5% for the quarter. We continue to maintain our string of 16 consecutive quarters with positive same-store sales increases even with our current quarter topping a record setting quarter last year.

Cost of sales as a percentage of revenue for the three months ended March 26, 2001, decreased to 28.2% as compared with 29.9% in the same period in 2000. The decline in cost of sales from the comparable period last year is a result of multiple factors. Costs last year were inflated by the Ameriserve change. Additionally, we experienced increased costs due to sales mix changes as well as increases in meat costs. We offset these increases through efficient operations, better margins on alcohol sales and a maturing of our new supply relationships which has allowed us to also reduce other food costs.

Payroll and benefit costs as a percentage of revenue were 30.6% for the three months ended March 26, 2001, as compared with 30.8% for the same period in 2000. We have been successful in reducing labor costs in our newer units.

Depreciation and amortization expense increased to 3.9% of revenue for the three months ended March 26, 2001, as compared with 3.7% of revenue for the comparable period in 2000 as a result of a newer store base and the addition of the Bamboo Club acquisition goodwill.

Other operating expenses increased as a percentage of revenue to 28.4% in the three months ended March 26, 2001, from 26.7% in the comparable period in 2000. The increased costs as a percentage of revenue are due primarily to the effect of utility cost increases in our market areas, especially California, and the higher occupancy costs experienced with new stores.

Amortization of intangible assets remained the same as a percentage of revenue at 0.5% for the three months ended March 26, 2001, and March 27, 2000.

General and administrative expenses continue to decrease as a percentage of revenue to 3.6% for the three months ended March 26, 2001, as compared with 3.7% for the same period in 2000. The decrease is due primarily to our efforts to reduce discretionary expenses during the current quarter along with the spreading of many fixed administrative costs over a larger sales base.

Preopening costs during the quarter ended March 26, 2001, were 0.8% as a percentage of revenue as compared with 1.2% of revenue for the comparable period in 2000. Although we opened the same number of new stores in both quarters, we have reduced the average preopening cost per store.

New manager training expenses are those costs incurred in training newly hired or promoted managers, as well as those costs incurred to relocate those managers to permanent management positions. With fewer new stores expected to open in the near term, we have a reduced need for new managers over the next several months. Correspondingly, our new manager training expense costs decreased to 0.7% of sales as compared to 1.0% for the comparable period in 2000.

Management fee income remained the same as last year at 0.3% for the three months ended March 26, 2001, and March 27, 2000.

Interest expense and other was 2.0% of revenue for the three months ended March 26, 2001, as compared with 2.0% of revenue for the same period of 2000. There wasn't any new permanent debt incurred this quarter, but we are at higher debt levels compared to last year because of loans made in the last three quarters of 2000. At the same time, lower interest rates on our variable debt and better interest income enable us to keep this expense consistent with 2000 levels.

We did not recognize a tax provision or tax benefit this quarter because we have tax credits and net operating loss carryforwards that will preclude any federal tax liability. There was no adjustment to the tax valuation allowance for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our current liabilities exceed our current assets due in part to cash expended on our development and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days. At March 26, 2001, we had a cash balance of $592,000 and monthly cash receipts have been sufficient to pay all obligations as they become due. Our relatively low cash balance is due to the timing of current project development costs versus subsequent financings. We completed three financings after the close of the period for approximately $4,600,000.

We opened three new restaurants (two T.G.I. Friday's and one Redfish) in the first quarter of 2001. Additionally, one store is currently under construction that will open this summer. We plan to develop approximately five additional restaurants by the end of 2001, funded partially from available funds and partially from debt. While we currently retain exclusive development rights in some of our markets, we have had problem markets where we have not met our requirements. We do not expect any near or long term detrimental financial effects from this non-compliance.

At March 26, 2001, we had outstanding debt and sale/leaseback financing commitments totaling approximately $17,500,000 (including $4.6 million recently closed), which will be utilized to help fund development activity over the next year.

We believe that current cash resources, our lines of credit, debt financing commitments, and expected cash flows from operations will be sufficient to fund our current operations and planned development during the next 18 months. We may be required to obtain capital to fund additional growth during the next 12 to 18 months and beyond. Potential sources of any such capital may include bank financing, strategic alliances, and additional offerings of our equity or debt securities. We cannot provide assurance that such capital will be available from these or other potential sources, and the lack of capital could have a material adverse effect on our business.

We lease our restaurants with terms ranging from 10 to 25 years. Minimum payments on our existing lease obligations are approximately $10,100,000 per year through 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 26, 2001, we are participating in a derivative financial instrument for which fair value disclosure is required under Statement of Financial Accounting Standards No. 133. We reduced the fair market value of the interest rate swap agreement discussed in note 6 to the notes to the consolidated financial statements by $184,000 using "hedge accounting" per SFAS No. 133 as a result of the recent decline in interest rates.

We do not hold investment securities that would require disclosure of market risk.

Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made at variable interest rates of 1.125% over prime, 3.20% over LIBOR, and 2.65% over "30-Day Dealer Commercial Paper Rates." At March 26, 2001, we had outstanding borrowings on these loans of approximately $19,440,000. Our net interest expense for the quarter ended March 26, 2001 was $1,034,000. A one percent variation in either the 30-day LIBOR rate or the Dealer Commercial Paper Rates would have increased or decreased our total interest expense by $49,000 for the quarter.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MAIN STREET AND MAIN INCORPORATED


Dated: May 8, 2001                      /s/ Bart A. Brown Jr.
                                        ----------------------------------------
                                        Bart A. Brown Jr., President and
                                        Chief Executive Officer


Dated: May 8, 2001                      /s/ Lawrence K. White
                                        ----------------------------------------
                                        Lawrence K White, Vice President of
                                        Finance, Secretary and Treasurer