Form 10-Q
period 2001-06-25
MAIN STREET & MAIN INC
filed 2001-08-07
CIK 847466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly Period Ended June 25, 2001


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock, $.001 par value, of registrant outstanding at August 7, 2001: 14,045,601

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements - Main Street and Main Incorporated

          Consolidated Balance Sheets - June 25, 2001 and
          December 25, 2000                                                    3

          Consolidated Statements of Operations - Three Months and
          Six Months Ended June 25, 2001 and June 26, 2000                     4

          Consolidated Statements of Cash Flows - Six Months

          Ended June 25, 2001 and June 26, 2000                                6

          Notes to Consolidated Financial Statements                           7


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             10

Item 3. Quantitative and Qualitative Disclosure About Market Risk             13

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                   14

Item 6. Exhibits and Reports on Form 8-K                                      14

SIGNATURES                                                                    15

         MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
           (In Thousands, Except Par Value and Share Data)

                                                                              JUNE 25,         DECEMBER 25,
                                                                                2001              2000
                                                                              ---------         ---------
ASSETS
Current assets:
  Cash and cash equivalents .............................................    $  10,469         $   4,565
  Accounts receivable, net ..............................................        4,336             6,263
  Inventories ...........................................................        2,115             1,624
  Prepaid expenses ......................................................        1,050               744
                                                                             ---------         ---------
          Total current assets ..........................................       17,970            13,196
Property and equipment, net .............................................       62,320            63,857
Other assets, net .......................................................        2,371             2,466
Goodwill, net ...........................................................       25,642            26,355
Franchise costs, net ....................................................        2,315             2,387
                                                                             ---------         ---------
          Total assets ..................................................    $ 110,618         $ 108,261
                                                                             =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt .....................................    $   2,006         $   2,006
  Accounts payable ......................................................        4,891             9,228
  Other accrued liabilities .............................................       10,412             9,654
                                                                             ---------         ---------
          Total current liabilities .....................................       17,309            20,888
Long-term debt, net of current portion ..................................       47,487            44,395
Other liabilities and deferred credits ..................................        3,066             2,479

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $001 par value, 2,000,000 shares authorized; no
   shares issued and outstanding in 2001 and 2000 .......................           --                --
  Common stock, $001 par value, 25,000,000 shares authorized;
   14,045,601 and 14,044,791  shares issued and outstanding in 2001
   and 2000, respectively ...............................................           14                14
  Additional paid-in capital ............................................       53,624            53,624
  Accumulated deficit ...................................................      (10,797)          (13,139)
Other comprehensive loss ................................................          (85)               --
                                                                             ---------         ---------
          Total stockholders equity .....................................       42,756            40,499
                                                                             ---------         ---------
          Total stockholders equity and liabilities......................    $ 110,618         $ 108,261
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

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)


                                                           THREE MONTHS ENDED
                                                        -----------------------
                                                        JUNE 25,       JUNE 26,
                                                          2001           2000
                                                        --------       --------

Revenue ............................................    $ 53,229       $ 47,297
                                                        --------       --------
Restaurant operating expenses
  Cost of sales ....................................      14,783         13,697
  Payroll and benefits .............................      16,188         14,086
  Depreciation and amortization ....................       2,092          1,727
  Other operating expenses .........................      15,085         13,036
                                                        --------       --------
      Total restaurant operating expenses ..........      48,148         42,546
                                                        --------       --------

Income from restaurant operations ..................       5,081          4,751

  Amortization of intangible assets ................         254            268
  General and administrative expenses ..............       1,985          1,839
  Preopening expenses ..............................         128            277
  New manager training expenses ....................         357            493
  Management fee income ............................        (145)          (143)
                                                        --------       --------

Operating income ...................................       2,502          2,017

  Non - operating gain .............................          --            (11)
  Interest expense and other, net ..................         948            925
                                                        --------       --------

Net income before income tax .......................       1,554          1,103
  Income tax expense ...............................          --             20
                                                        --------       --------

      Net income ...................................    $  1,554       $  1,083
                                                        ========       ========
Basic earnings per share
      Net income ...................................    $   0.11       $   0.11
                                                        ========       ========
Diluted earnings per share
      Net income ...................................    $   0.11       $   0.11
                                                        ========       ========
Weighted average number of shares outstanding
  -- Basic .........................................      14,046         10,029
                                                        ========       ========
Weighted average number of shares outstanding
  -- Diluted .......................................      14,469         10,208
                                                        ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)


                                                           SIX MONTHS ENDED
                                                      -------------------------
                                                       JUNE 25,        JUNE 26,
                                                         2001            2000
                                                      ---------       ---------

Revenue ...........................................   $ 104,934       $  91,636
                                                      ---------       ---------
Restaurant operating expenses
  Cost of sales ...................................      29,381          26,970
  Payroll and benefits ............................      32,023          27,731
  Depreciation and amortization ...................       4,096           3,350
  Other operating expenses ........................      29,766          24,895
                                                      ---------       ---------

      Total restaurant operating expenses .........      95,266          82,946
                                                      ---------       ---------

Income from restaurant operations .................       9,668           8,690

  Amortization of intangible assets ...............         507             502
  General and administrative expenses .............       3,871           3,498
  Preopening expenses .............................         526             803
  New manager training expenses ...................         725             934
  Management fee income ...........................        (285)           (281)
                                                      ---------       ---------

Operating income ..................................       4,324           3,234

  Non - operating gain ............................          --             (11)
  Interest expense and other, net .................       1,982           1,824
                                                      ---------       ---------

Net income before income tax ......................       2,342           1,421
  Income tax benefit ..............................          --             (66)
                                                      ---------       ---------

      Net income ..................................   $   2,342       $   1,487
                                                      =========       =========
Basic earnings per share
      Net income ..................................   $    0.17       $    0.15
                                                      =========       =========
Diluted earnings per share
      Net income ..................................   $    0.16       $    0.15
                                                      =========       =========
Weighted average number of shares outstanding
  -- Basic ........................................      14,046          10,029
                                                      =========       =========
Weighted average number of shares outstanding
  -- Diluted ......................................      14,262          10,233
                                                      =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                           SIX MONTHS ENDED
                                                                       -----------------------
                                                                       June 25,       June 26,
                                                                         2001           2000
                                                                       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................................   $  2,342       $  1,487
  Adjustments to reconcile net income to net cash
   used in operating activities:
   Depreciation and amortization ...................................      4,603          3,852
   Non-cash compensation expense for issuance of common
    stock to certain employees .....................................         --             10
  Changes in assets and liabilities:
   Accounts receivable, net ........................................      1,926           (584)
   Inventories .....................................................       (491)          (122)
   Prepaid expenses ................................................       (306)          (236)
   Other assets, net ...............................................         14             26
   Accounts payable ................................................     (4,337)        (6,772)
   Other accrued liabilities and deferred credits ..................      1,260          4,217
                                                                       --------       --------
          Cash provided by operating activities ....................      5,011          1,878
                                                                       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net additions to property and equipment ..........................     (5,032)       (14,978)
  Cash received from sale-leaseback transactions, net ..............      2,851          1,572
  Cash paid to acquire franchise rights and goodwill ...............        (18)          (334)
                                                                       --------       --------
          Cash used in investing activities ........................     (2,199)       (13,740)
                                                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings ........................................      4,350         10,825
  Principal payments on long-term debt .............................     (1,258)          (999)
                                                                       --------       --------
          Cash provided by financing activities ....................      3,092          9,826
                                                                       --------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS ............................      5,904         (2,036)
CASH AND CASH EQUIVALENTS, BEGINNING ...............................      4,565          3,055
                                                                       --------       --------
CASH AND CASH EQUIVALENTS, ENDING ..................................   $ 10,469       $  1,019
                                                                       ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest .........................   $  2,668       $  1,636
                                                                       ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MAIN STREET AND MAIN INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 25, 2001
                                   (Unaudited)

1. INTERIM FINANCIAL REPORTING

The accompanying financial statements have been prepared without an independent audit pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although our management believes that the disclosures are adequate to make the information presented not misleading. For a complete description of the accounting policies, see our Form 10-K Annual Report for the fiscal year ended December 25, 2000.

The Company operates on fiscal quarters of 13 weeks.

The results of operations for the three and six months ended June 25, 2001, are not necessarily indicative of the results to be expected for a full year.

2. LEGAL AND CONDEMNATION COSTS

During the six months ended June 25, 2001, we charged approximately $41,000 in legal and condemnation costs against the reserve for projected losses, principally as the result of the settlement of a condemnation of one of our restaurants located in San Francisco in February 2001 as noted in our Form 10-K for the fiscal year ended December 25, 2000. The reserve balance in other accrued liabilities at June 25, 2001 was approximately $48,000 for legal and condemnation costs.

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

On January 31, 2001, the Company entered into a $15,000,000 Development Facility financing agreement with Bank of America. For a period of 18 months, Bank of America will provide construction and permanent financing for certain Company T.G.I. Friday's units and equipment based upon either the appraised or real estate values. On January 31, 2001, the Company entered into an interest rate swap agreement with Bank of America. This swap agreement fixes the Company's one-month LIBOR base to 6.26% per annum on a notional amount of $12,500,000 through June 2014. All the loans provided by the Development Facility have interest rates that have a performance based formula of senior funded debt to EBITDA, with the spread over 30-day LIBOR being in the range of 1.75% to 2.75%. The swap qualifies as a cash flow hedge in accordance with SFAS No. 133. On a quarterly basis, the Company will adjust the fair market value of the swap on the balance sheet (and charge/credit the amount of the change to other comprehensive income). As of June 25, 2001, the fair market value of the hedge resulted in a liability of $142,094. The net-of-tax effect was ($85,256) in accumulated other comprehensive loss with a deferred tax asset of $56,838.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS No. 142"). Upon initial adoption, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill impairment, at least annually, based on the fair value of the reporting unit. The Company will be required to adopt SFAS No. 142 on January 1, 2002; however, goodwill acquired in transactions that close after June 30, 2001 will not be amortized in accordance with the new pronouncement. Management has not determined the impact of the adoption of SFAS No. 142 on the Company's financial statements.

5. COMPREHENSIVE INCOME

The Company's comprehensive income is comprised of net income and adjustments to derivative statements. The components of comprehensive income are as follows (in thousands):

                                                 SIX MONTHS ENDED
                                          -----------------------------
                                          JUNE 25, 2001   JUNE 26, 2000
                                          -------------   -------------

Net income                                   $ 2,342          $ 1,487
Other comprehensive loss, net of taxes;
  derivative loss, net of taxes of $57           (85)              --
                                             -------          -------
Comprehensive income                         $ 2,257          $ 1,487
                                             =======          =======

6. EARNINGS PER SHARE

The following table sets forth basic and diluted earnings per share, or "EPS", computations for the three and six months ended June 25, 2001, and June 26, 2000 (in thousands, except per share amounts):

                                            THREE MONTHS ENDED
                          ------------------------------------------------------
                                 JUNE 25, 2001                JUNE 26, 2000
                          --------------------------  --------------------------
                            NET            PER SHARE    NET            PER SHARE
                          INCOME   SHARES   AMOUNT    INCOME   SHARES    AMOUNT
                          ------   ------   ------    ------   ------    ------

Basic                     $1,554   14,046   $ 0.11    $1,083   10,029    $ 0.11

Effect of stock options
and warrants                  --      423       --        --      179        --
                          ------   ------   ------    ------   ------    ------
Diluted                   $1,554   14,469   $ 0.11    $1,083   10,208    $ 0.11
                          ======   ======   ======    ======   ======    ======

                                            SIX MONTHS ENDED
                          ------------------------------------------------------
                                 JUNE 25, 2001                JUNE 26, 2000
                          --------------------------  --------------------------
                            NET            PER SHARE    NET            PER SHARE
                          INCOME   SHARES   AMOUNT    INCOME   SHARES    AMOUNT
                          ------   ------   ------    ------   ------    ------

Basic                     $2,342   14,046   $ 0.17    $1,487   10,029    $ 0.15

Effect of stock options
and warrants                  --      216       --        --      204        --
                          ------   ------   ------    ------   ------    ------
Diluted                   $2,342   14,262   $ 0.16    $1,487   10,233    $ 0.15
                          ======   ======   ======    ======   ======    ======

7. SUBSEQUENT EVENTS

On July 5, 2001, and subsequent to the second quarter of 2001, the Company renewed its $5 million working capital line of credit at 1.125% over the prime rate for the period from July 15, 2001 to July 15, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                      -----------------------------     -----------------------------
                                      JUNE 25, 2001   JUNE 26, 2000     JUNE 25, 2001   JUNE 26, 2000
                                      -------------   -------------     -------------   -------------
Revenue                                     100%            100%              100%            100%

RESTAURANT OPERATING EXPENSES:
Cost of sales                              27.8            28.9              28.0            29.4
Payroll and benefits                       30.4            29.8              30.5            30.2
Depreciation and amortization               3.9             3.7               3.9             3.7
Other operating expenses                   28.3            27.5              28.4            27.2
                                          -----           -----             -----           -----
Total restaurant operating expenses        90.4            89.9              90.8            90.5
                                          -----           -----             -----           -----

Income from restaurant operations           9.6            10.1               9.2             9.5

OTHER OPERATING (INCOME) EXPENSES:
Amortization of intangible assets           0.5             0.6               0.5             0.5
General and administrative expenses         3.7             3.9               3.7             3.8
Preopening expenses                         0.2             0.6               0.5             0.9
New manager training expenses               0.7             1.0               0.7             1.0
Management fee income                      (0.3)           (0.3)             (0.3)           (0.3)
                                          -----           -----             -----           -----
Operating income                            4.8             4.3               4.1             3.6
Interest expense and other, net             1.8             2.0               1.9             2.0
                                          -----           -----             -----           -----
Net income before income tax                3.0%            2.3%              2.2%            1.6%
                                          =====           =====             =====           =====

Three and Six Months Ended June 25, 2001  Compared  With  Comparable  Periods in
2000

Revenue for the three months ended June 25, 2001, increased by 13% to $53,229,000 compared with $47,297,000 for the comparable period in 2000. On a year-to-date basis for the six months ended June 25, 2001, revenue increased 15% to $104,934,000 from $91,636,000 compared with the comparable period in 2000. This significant increase resulted primarily from the opening of seven new restaurants in 2000, the acquisition of the two Bamboo Club restaurants in 2000, the opening of three new restaurants in the first six months of 2001 and an average 2% menu pricing increase instituted in all of our TGI Friday's restaurants in the last two months of the second quarter. Additionally, we had a same-store sales increase of 2.7% for the quarter compared with 4.8% for the comparable quarter in 2000. For the six months ended June 25, 2001, same-store sales increased by 2.8% compared with 6.1% for the comparable period in 2000. We continue to maintain our string of 17 consecutive quarters with positive same-store sales increases.

Cost of sales as a percentage of revenue for the three months ended June 25, 2001, decreased to 27.8% compared with 28.9% for the comparable quarter in 2000. For the six months ended June 25, 2001, cost of sales decreased to 28.0% from 29.4% for the comparable period in 2000. The decline in cost of sales from the comparable periods last year resulted from multiple factors. Food costs were higher in 2000 as a result of our change in food suppliers due to the dispute with Ameriserve. We experienced increased costs in 2001 due to sales mix changes and increases in meat costs. We offset these increases through improved operations, better margins on alcohol sales and maturing relationships with our suppliers.

Payroll and benefit costs as a percentage of revenue were 30.4% for the three months ended June 25, 2001, compared with 29.8% for the comparable quarter in 2000. For the six months ended June 25, 2001, payroll and benefits were 30.5% of revenue compared with 30.2% for the comparable period in 2000. The minimum wage increase in California was the primary reason for our payroll and benefit cost increases.

Depreciation and amortization expense increased to 3.9% of revenue for each of the three and six months ended June 25, 2001, compared with 3.7% of revenue for the comparable three-month and six-month periods in 2000. The increase related to depreciation on our new stores and goodwill amortization resulting from the Bamboo Club acquisition.

Other operating expenses increased as a percentage of revenue to 28.3% for the three months ended June 25, 2001, from 27.5% for the comparable quarter in 2000. For the six months ended June 25, 2001, other operating expenses increased to 28.4% of revenue compared with 27.2% for the comparable period in 2000. The increased costs were principally due to the utility cost increases in our California market. This was partially offset by a positive supplies inventory impact for a physical inventory taken in June 2001. We performed a physical inventory of food and supplies at each of our TGI Friday's restaurants. As a result of these procedures, we increased our supplies inventory by approximately $295,000, with the offsetting decrease to other operating expenses.

Amortization of intangible assets decreased as a percentage of revenue to 0.5% for the three months ended June 25, 2001, compared with 0.6% for the comparable quarter in 2000. For the six months ended June 25, 2001, amortization of intangible assets remained constant at 0.5% of revenue compared with the comparable period in 2000. The amortization decreased as a percentage of revenue because it continues to be spread over an increasing revenue base.

General and administrative expenses continued to decrease as a percentage of revenue to 3.7% for the three months ended June 25, 2001, compared with 3.9% for the comparable quarter in 2000. For the six months ended June 25, 2001, general and administrative costs decreased as a percentage of revenue to 3.7% compared with 3.8% over the comparable period in 2000. Reductions in discretionary spending coupled with leveraging our administrative costs have allowed us to reduce this line item as a percentage of revenue.

Preopening expenses during the quarter ended June 25, 2001, were 0.2% of revenue compared with 0.6% over the comparable quarter in 2000. For the six months ended June 25, 2001, preopening expenses were 0.5% of revenue compared with 0.9% over the comparable period in 2000. We did not open any new stores during three months ended June 25, 2001 compared with two new store openings over the comparable period in 2000. For the six months ended June 25, 2001, we opened three new stores compared with five new store openings during the comparable period in 2000. In addition, we reduced the average preopening cost per store.

New manager training expenses are those costs incurred in training newly hired or promoted managers, as well as those costs incurred to relocate those managers to permanent management positions. During the second quarter of 2001, we did not open any new stores compared with two new store openings over the comparable quarter in 2000. For the six months ended June 25, 2001, we opened three new stores compared with five new store openings during the comparable period in 2000. For the three and six months ended June 25, 2001, our new manager training expense costs decreased to 0.7% of revenue compared with 1.0% for the comparable periods in 2000.

Management fee income remained constant at 0.3% for the three and six months ended June 25, 2001, and June 26, 2000.

Interest expense was 1.8% of revenue for the three months ended June 25, 2001, compared with 2.0% for the comparable quarter in 2000. For the six months ended June 25, 2001, interest expense and other decreased as a percentage of revenue to 1.9% compared with 2.0% over the comparable period in 2000. We obtained new permanent financing of $4,350,000 during the three and six months ended June 25, 2001 with Bank of America, but the increased borrowing has been offset by more favorable interest rate conditions on our variable interest debt compared with the comparable periods in 2000. Also, investment of excess cash during the quarter allowed us to receive additional interest income contributing to the overall net decrease in interest expense compared with the comparable periods in 2000.

We did not recognize a tax provision or tax benefit for the three and six months ended June 25, 2001, because we have tax credits and net operating loss carryforwards that will preclude any federal tax liability.

LIQUIDITY AND CAPITAL RESOURCES

Our current assets exceed our current liabilities because of our improved cash position. We received cash of $4,350,000 from new permanent long-term financing and an additional $2,851,000 on sale-leaseback transactions, totaling $7,201,000 during the three months ended June 25, 2001. All funds received during the quarter related to four previously opened TGI Friday's units. As of June 25, 2001, we had a cash balance of $10,469,000 and monthly cash receipts have been sufficient to pay all obligations as they become due.

Subsequent to the second quarter, we renewed our $5 million operating line at 1.125% over the prime rate for the period July 15, 2001 through July 15, 2002. As of June 25, 2001, we had no outstanding balance under our $5 million line of credit.

As of June 25, 2001, we had long-term debt of $47,487,000 with a current portion of $2,006,000. We obtained permanent financing of $4,350,000 with Bank of America during the second quarter of 2001 for construction and development costs of two TGI Friday's opened in 2000.

We did not open any new restaurants during the second quarter of 2001 and have opened three new restaurants (two T.G.I. Friday's and one Redfish) year-to-date. Additionally, four stores are currently under construction, of which we anticipate one will open in the third quarter and three will open in the fourth quarter of 2001. We also plan to develop approximately three additional restaurants by the end of 2001, funded partially from available funds and partially from debt. While we currently retain exclusive development rights in some of our markets, we have had markets where we have not met our development requirements. We do not expect any near or long-term detrimental financial effects from this non-compliance.

As of June 25, 2001, we had outstanding long-term debt related financing commitments totaling approximately $10,650,000, which will be utilized to help fund development activity over the next year.

We believe that our current cash resources, our line of credit, debt financing commitments, and expected cash flows from operations will be sufficient to fund our current operations and planned development during the next 12 months. We may be required to obtain capital to fund additional growth during the following 12 to 18 months and beyond. Potential sources of any such capital include bank financing, strategic alliances, and additional offerings of our equity or debt securities. We cannot provide assurance that such capital will be available from these or other potential sources, and the lack of capital could have a material adverse effect on our business.

We lease our restaurants with terms ranging from 10 to 25 years. Minimum payments on our existing lease obligations are approximately $10,768,000 per year through 2005.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including statements regarding our business strategies, our business, and the industry in which we operate. These forward-looking statements are based primarily on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in our Form 10-K for the year ended December 25, 2000, as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATTIVE DISCLOSURES ABOUT MARKET RISK

As of June 25, 2001, we are participating in a derivative financial instrument for which fair value disclosure is required under Statement of Financial Accounting Standards No. 133. We reduced the fair market value of the interest rate swap agreement discussed in the notes to the consolidated financial statements by $142,094 using "hedge accounting" per SFAS No. 133 as a result of the recent decline in interest rates.

Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made at variable interest rates of 0.50% under the prime rate, 2.75% over LIBOR, 3.20% over LIBOR, and 2.65% over the 30-Day Dealer Commercial Paper Rate. As of June 25, 2001, we had outstanding borrowings on these loans of approximately $19,129,000. Our net interest expense for the three and six months ended June 25, 2001 was $948,000 and $1,982,000, respectively. A one percent variation in either the 30-day LIBOR rate or the Dealer Commercial Paper Rates would have increased or decreased our total interest expense by $48,000 for the quarter or $96,000 year-to-date.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 1,2001. All of the nominees were elected to our Board of Directors as set forth in the Proxy Statement as follows:

NOMINEES                      VOTES IN FAVOR            VOTES AGAINST
--------                      --------------            -------------
John F. Antioco                  9,388,147                  25,370
Bart A. Brown Jr.                9.387,926                  25,591
William G. Shrader               9,388,147                  25,370
Jane Evans                       9,382,998                  30,519
John C. Metz                     9,388,147                  25,370
Debra Bloy                       9,383,963                  29,554

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None.

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MAIN STREET AND MAIN INCORPORATED


Dated: August 7, 2001             /s/ Bart A. Brown Jr.
                                  -----------------------------------
                                  Bart A. Brown Jr.,
                                  Chief Executive Officer



Dated: August  7, 2001            /s/ Lawrence K. White
                                  -----------------------------------
                                  Lawrence K White, Vice President
                                  of Finance and Treasurer