Form 10-Q
period 2001-09-24
MAIN STREET & MAIN INC
filed 2001-11-08
CIK 847466

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

                For the quarterly Period Ended September 24, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock, $.001 par value, of registrant outstanding at November 8, 2001: 14,052,267

================================================================================

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements - Main Street and Main Incorporated

           Condensed Consolidated Balance Sheets - September 24,
           2001 (unaudited) and December 25, 2000                              3

           Condensed Consolidated Statements of Operations -
           Three Months and Nine Months Ended September 24, 2001
           and September 25, 2000 (unaudited)                                  4

           Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended September 24, 2001 and September 25,
           2000 (unaudited)                                                    6

           Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                         7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk            16

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     17

SIGNATURES                                                                    18

              MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Par Value and Share Data)

                                                                 September 24,   December 25,
                                                                     2001           2000
                                                                 -------------   ------------
ASSETS                                                            (unaudited)
Current assets:
  Cash and cash equivalents                                        $   6,410       $   4,565
  Accounts receivable, net                                             4,428           6,263
  Inventories                                                          2,067           1,624
  Prepaid expenses                                                     1,056             744
                                                                   ---------       ---------
     Total current assets                                             13,961          13,196
Property and equipment, net                                           64,942          63,857
Other assets, net                                                      2,777           2,466
Goodwill, net                                                         25,273          26,355
Franchise fees, net                                                    2,331           2,387
                                                                   ---------       ---------
     Total assets                                                  $ 109,284       $ 108,261
                                                                   =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                $   2,006       $   2,006
  Accounts payable                                                     3,426           9,228
  Other accrued liabilities                                            9,862           9,654
                                                                   ---------       ---------
     Total current liabilities                                        15,294          20,888
Long-term debt, net of current portion                                46,786          44,395
Other liabilities and deferred credits                                 3,956           2,479

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized;
  no shares issued and outstanding in 2001 and 2000                       --              --
Common stock, $.001 par value, 25,000,000 shares authorized;
  14,052,267 and 14,044,791 shares issued and outstanding in
  2001 and 2000, respectively                                             14              14
Additional paid-in capital                                            53,644          53,624
Accumulated deficit                                                  (10,074)        (13,139)
Other comprehensive loss                                                (336)             --
                                                                   ---------       ---------
     Total stockholders' equity                                       43,248          40,499
                                                                   ---------       ---------
       Total stockholders' equity and liabilities                  $ 109,284       $ 108,261
                                                                   =========       =========

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                        Three Months Ended
                                                   -----------------------------
                                                            (unaudited)
                                                   September 24,   September 25,
                                                       2001            2000
                                                   -------------   -------------
Revenue                                              $  52,222       $  48,293
                                                     ---------       ---------
Restaurant operating expenses
  Cost of sales                                         14,628          13,561
  Payroll and benefits                                  15,659          14,061
  Depreciation and amortization                          2,121           2,004
  Other operating expenses                              15,444          13,737
                                                     ---------       ---------
     Total restaurant operating expenses                47,852          43,363
                                                     ---------       ---------

Income from restaurant operations                        4,370           4,930

  Amortization of intangible assets                        256             240
  General and administrative expenses                    2,010           2,019
  Preopening expenses                                      217             340
  New manager training expenses                            417             486
  Management fee income                                   (146)           (151)
                                                     ---------       ---------

Operating income                                         1,616           1,996

  Non - operating gain                                      --              --
  Interest expense and other, net                          893             892
                                                     ---------       ---------

Net income before income tax                               723           1,104
  Income tax expense                                        --              75
                                                     ---------       ---------
Net income before extraordinary loss from debt
  extinguishment                                           723           1,029

Extraordinary loss from debt extinguishment                 --              16
                                                     ---------       ---------

Net income                                           $     723       $   1,013
                                                     =========       =========
Basic earnings per share
  Net income before extraordinary loss from debt
    extinguishment                                   $    0.05       $    0.10
Extraordinary loss from debt extinguishment                 --              --
                                                     ---------       ---------

     Net income                                      $    0.05       $    0.10
                                                     =========       =========
Diluted earnings per share
  Net income before extraordinary loss from debt
    extinguishment                                   $    0.05       $    0.10
  Extraordinary loss from debt extinguishment               --              --
                                                     ---------       ---------

   Net income                                        $    0.05       $    0.10
                                                     =========       =========
Weighted average number of shares outstanding
  -- Basic                                              14,046          10,030
                                                     =========       =========
Weighted average number of shares outstanding
  -- Diluted                                            14,860          10,169
                                                     =========       =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                         Nine Months Ended
                                                   -----------------------------
                                                            (unaudited)
                                                   September 24,   September 25,
                                                       2001            2000
                                                   -------------   -------------
Revenue                                              $ 157,156       $ 139,928
                                                     ---------       ---------
Restaurant operating expenses
  Cost of sales                                         44,009          40,531
  Payroll and benefits                                  47,682          41,792
  Depreciation and amortization                          6,217           5,354
  Other operating expenses                              45,210          38,632
                                                     ---------       ---------
     Total restaurant operating expenses               143,118         126,309
                                                     ---------       ---------

Income from restaurant operations                       14,038          13,619

  Amortization of intangible assets                        763             741
  General and administrative expenses                    5,881           5,518
  Preopening expenses                                      743           1,144
  New manager training expenses                          1,142           1,420
  Management fee income                                   (431)           (432)
                                                     ---------       ---------

Operating income                                         5,940           5,228

  Non - operating gain                                      --             (11)
  Interest expense and other, net                        2,875           2,715
                                                     ---------       ---------

Net income before income tax                             3,065           2,524

  Income tax (benefit)expense                               --               9
                                                     ---------       ---------
Net income before extraordinary loss from debt
  extinguishment                                         3,065           2,515

Extraordinary loss from debt extinguishment                 --              16
                                                     ---------       ---------

     Net income                                      $   3,065       $   2,499
                                                     =========       =========
Basic earnings per share
  Net income before extraordinary loss from debt
    extinguishment                                   $    0.22       $    0.25
  Extraordinary loss from debt extinguishment               --              --
                                                     ---------       ---------

     Net income                                      $    0.22       $    0.25
                                                     =========       =========
Diluted earnings per share
  Net income before extraordinary loss from debt
    extinguishment                                   $    0.21       $    0.24
  Extraordinary loss from debt extinguishment               --              --
                                                     ---------       ---------
     Net income                                      $    0.21       $    0.24
                                                     =========       =========
 Weighted average number of shares outstanding
  -- Basic                                              14,046          10,030
                                                     =========       =========
Weighted average number of shares outstanding
  -- Diluted                                            14,424          10,203
                                                     =========       =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                               Nine Months Ended
                                                         -----------------------------
                                                                  (unaudited)
                                                         September 24,   September 25,
                                                             2001            2000
                                                         -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $  3,065        $  2,499
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                              6,980           6,095
    Non-cash compensation expense for issuance of
      common stock to certain employees                           --              10
  Changes in assets and liabilities:
    Accounts receivable, net                                   1,835            (689)
    Inventories                                                 (443)           (141)
    Prepaid expenses                                            (312)           (176)
    Other assets, net                                           (455)            114
    Accounts payable                                          (5,802)         (6,095)
    Other accrued liabilities and deferred credits             1,349             195
                                                            --------        --------
          Cash provided by operating activities                6,217           1,812
                                                            --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net additions to property and equipment                     (9,616)        (13,761)
  Cash received from sale-leaseback transactions, net          2,851           5,110
  Cash paid to acquire franchise rights and goodwill             (18)        (12,044)
                                                            --------        --------
          Cash used in investing activities                   (6,783)        (20,695)
                                                            --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings                                    4,408          20,020
  Principal payments on long-term debt                        (2,017)         (3,021)
  Proceeds received from the exercise of stock options            20              --
                                                            --------        --------
          Cash provided by financing activities                2,411          16,999
                                                            --------        --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        1,845          (1,884)
CASH AND CASH EQUIVALENTS, BEGINNING                           4,565           3,055
                                                            --------        --------
CASH AND CASH EQUIVALENTS, ENDING                           $  6,410        $  1,171
                                                            ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                  $  3,253        $  2,455
                                                            ========        ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        MAIN STREET AND MAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 24, 2001
                                   (Unaudited)


1. INTERIM FINANCIAL REPORTING

The accompanying condensed financial statements have been prepared without an independent audit pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of the Company; necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. For a complete description of the accounting policies, see the Company's Form 10-K Annual Report for the fiscal year ended December 25, 2000.

The Company operates on fiscal quarters of 13 weeks.

The results of operations for the three and nine months ended September 24, 2001, are not necessarily indicative of the results to be expected for a full year.

2. LEGAL AND CONDEMNATION COSTS

During the nine months ended September 24, 2001, the Company charged approximately $55,000 in legal and condemnation costs against the reserve for projected losses, principally as the result of the settlement of a condemnation of one of the Company's restaurants located in San Francisco in February 2001 as noted in the Company's Form 10-K for the fiscal year ended December 25, 2000. The reserve balance in other accrued liabilities at September 24, 2001 was approximately $34,000 for legal and condemnation costs.

The Company believes current reserves are adequate to cover all known losses and contingencies.

3. SEGMENT REPORTING

Effective  December  30,  1997,  the  Company  adopted  Statement  of  Financial
Accounting Standards ("SFAS") No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements. The Company has determined that it has one reportable operating segment. Accordingly, The Company has only presented financial information for the one reportable segment.

                        MAIN STREET AND MAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 24, 2001
                                   (Unaudited)


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

On January 31, 2001, the Company entered into a $15,000,000 development facility financing agreement with Bank of America. For a period of 18 months, Bank of America will provide construction and permanent financing for certain Company T.G.I. Friday's units and equipment based upon either the appraised or real estate values. On January 31, 2001, the Company entered into an interest rate swap agreement with Bank of America. This swap agreement fixes the Company's one-month LIBOR base to 6.26% per annum on a notional amount of $12,500,000 through June 2014. All the loans provided by the development facility have interest rates that have a performance based formula of senior funded debt to EBITDA, with the spread over 30-day LIBOR being in the range of 1.75% to 2.75%. The swap qualifies as a cash flow hedge in accordance with SFAS No. 133. On a quarterly basis, the Company adjusts the fair value of the swap on the balance sheet (and charge/credit the amount of the change to other comprehensive income). As of September 24, 2001, the fair value of the hedge resulted in a liability of $560,528. The net-of-tax effect was ($336,317) in accumulated other comprehensive loss with a deferred tax asset of $224,211.

In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Upon its initial adoption, Statement 142 eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill impairment, at least annually, based on the fair value of the reporting unit. The Company is required to adopt the provisions of Statement 141 immediately.

                        MAIN STREET AND MAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 24, 2001
                                   (Unaudited)


The Company will be required to adopt SFAS No. 142 on January 1, 2002; however, goodwill acquired in business transactions that close after June 30, 2001 will not be amortized.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $24,791,048, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1,019,000 and $1,068,000 for the year ended December 25, 2000 and the nine months ended September 24, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

On October 3, 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that Statement.

Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced managements' ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. At the current time, management does not believe that the adoption of this statement on January 1, 2002 will have a material impact on the Company's financial position.

                        MAIN STREET AND MAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 24, 2001
                                   (Unaudited)


5. COMPREHENSIVE INCOME

The Company's comprehensive income consists of net income and adjustments to derivative statements. The components of comprehensive income are as follows (in thousands):

                                                         Nine Months Ended
                                                   -----------------------------
                                                   September 24,   September 25,
                                                       2001            2000
                                                   -------------   -------------
Net income                                           $  3,065        $  2,499
Other comprehensive loss,
  net of taxes;
    derivative loss,
      net of taxes of $224                               (336)             --
                                                     --------        --------

Comprehensive income                                 $  2,729        $  2,499
                                                     ========        ========

                        MAIN STREET AND MAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 24, 2001
                                   (Unaudited)

6. EARNINGS PER SHARE

The following table sets forth basic and diluted earnings per share, or "EPS", computations for the three and nine months ended September 24, 2001, and September 25, 2000 (in thousands, except per share amounts):

THREE MONTHS ENDED
                              September 24, 2001          September 25, 2000
                           ------------------------    ------------------------
                                              Per                         Per
                            Net              Share      Net              Share
                           Income   Shares   Amount    Income   Shares   Amount
                           ------   ------   ------    ------   ------   ------
Basic                      $  723   14,046   $ 0.05    $1,013   10,030   $ 0.10

Effect of stock options
  and warrants                 --      814       --        --      139       --
                           ------   ------   ------    ------   ------   ------
Diluted                    $  723   14,860   $ 0.05    $1,013   10,169   $ 0.10
                           ======   ======   ======    ======   ======   ======

NINE MONTHS ENDED
                              September 24, 2001          September 25, 2000
                           ------------------------    ------------------------
                                              Per                         Per
                            Net              Share      Net              Share
                           Income   Shares   Amount    Income   Shares   Amount
                           ------   ------   ------    ------   ------   ------
Basic                      $3,065   14,046   $ 0.22    $2,499   10,030   $ 0.25

Effect of stock options
  and warrants                 --      378   $(0.01)       --      173   $(0.01)
                           ------   ------   ------    ------   ------   ------
Diluted                    $3,065   14,424   $ 0.21    $2,499   10,203   $ 0.24
                           ======   ======   ======    ======   ======   ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

                                             Three Months Ended               Nine Months Ended
                                        -----------------------------   -----------------------------
                                        September 24,   September 25,   September 24,   September 25,
                                           2001            2000            2001            2000
                                        -------------   -------------   -------------   -------------
Revenue                                      100.0%          100.0%          100.0%          100.0%

RESTAURANT OPERATING EXPENSES:
Cost of sales                                 28.0            28.1            28.0            29.0
Payroll and benefits                          30.0            29.1            30.3            29.9
Depreciation and amortization                  4.1             4.1             4.0             3.8
Other operating expenses                      29.5            28.5            28.8            27.6
                                           -------         -------         -------         -------
Total restaurant operating expenses           91.6            89.8            91.1            90.3
                                           -------         -------         -------         -------

Income from restaurant operations              8.4            10.2             8.9             9.7

OTHER OPERATING (INCOME) EXPENSES:
Amortization of intangible assets              0.5             0.5             0.5             0.6
General and administrative expenses            3.9             4.2             3.7             3.9
Preopening expenses                            0.4             0.7             0.5             0.8
New manager training expenses                  0.8             1.0             0.7             1.0
Management fee income                         (0.3)           (0.3)           (0.3)           (0.3)
                                           -------         -------         -------         -------
Operating income                               3.1             4.1             3.8             3.7
Interest expense and other, net                1.7             1.8             1.8             1.9
                                           -------         -------         -------         -------

Net income before income tax                   1.4             2.3             2.0             1.8
Income tax                                      --             0.2              --              --
                                           -------         -------         -------         -------
Net income                                     1.4%            2.1%            2.0%            1.8%
                                           =======         =======         =======         =======

Three and Nine Months Ended September 24, 2001 Compared With Comparable Periods in 2000

Revenue for the three months ended September 24, 2001, increased by 8% to $52,222,000 compared with $48,293,000 for the comparable quarter in 2000. On a year-to-date basis for the nine months ended September 24, 2001, revenue increased by 12% to $157,156,000 from $139,928,000 for the comparable period in 2000. The $17,228,000 revenue increase for the nine months ended September 24, 2001 from the comparable period in 2000 resulted primarily from the opening of seven new restaurants in the first nine months of 2000, two of which were opened in last four weeks of the third quarter ended September 25, 2000, the acquisition of two Bamboo Club restaurants in the first six months of 2000, the opening of three new restaurants in the first quarter of 2001, and an average 2% menu pricing increase instituted in all of our T.G.I. Friday's restaurants in the second quarter of 2001. The stores opened in the last four weeks of the quarter ended September 25, 2000, contributed $5,708,000 to the overall revenue increase for the nine months ended September 24, 2001. The Bamboo Club restaurants acquired in the last six months of 2000 contributed $3,634,000 to the overall revenue increase for the nine months ended September 24, 2001, and the three new restaurants opened in the first quarter of 2001 contributed $7,156,000 to the overall revenue increase for the nine months ended September 24, 2001. The remaining balance of the revenue increase for the nine months ended September 24, 2001 relates to the average 2% menu pricing increase instituted in all of our T.G.I. Friday's restaurants in the second quarter of 2001 and fluctuations in same stores sales volume. Additionally, we had a same-store sales increase of 0.9% for the quarter compared with 5.3% for the comparable quarter in 2000. For the nine months ended September 24, 2001, same-store sales increased by 2.4% compared with 5.8% for the comparable period in 2000. We continue to maintain our string of 18 consecutive quarters with positive same-store sales increases.

Cost of sales as a percentage of revenue for the three months ended September 24, 2001, decreased to 28.0% compared with 28.1% for the comparable quarter in 2000. For the nine months ended September 24, 2001, cost of sales decreased to 28.0% from 29.0% for the comparable period in 2000. The decline in cost of sales from the comparable periods last year resulted from multiple factors. Food costs were higher in 2000 because we were required to find alternative food suppliers to replace AmeriServe, our primary food supplier who declared bankruptcy in the first quarter of 2000. In the second quarter of 2000, we completed the transition to U.S. Foodservice and Performance Food Group to become our new primary food suppliers. Additionally, we experienced increased costs in 2001 due to sales mix changes and increased meat and cheese costs. We offset these increases through improved operations, better margins on alcohol sales, and maturing relationships with our new food suppliers that have led to more favorable contract terms.

Payroll and benefit costs as a percentage of revenue were 30.0% for the three months ended September 24, 2001, compared with 29.1% for the comparable quarter in 2000. For the nine months ended September 24, 2001, payroll and benefits were 30.3% of revenue compared with 29.9% for the comparable period in 2000. The minimum wage increase in California, increased management labor costs and, increased training costs were the primary reasons for our increased payroll and benefit costs.

Depreciation and amortization expense remained constant at 4.1% of revenue for the three months ended September 24, 2001, compared with the comparable quarter in 2000. For the nine months ended September 24, 2001, depreciation and amortization were 4.0% of revenue compared with 3.8% for the comparable period in 2000. The increase related to depreciation on our new stores and goodwill amortization resulting from the Bamboo Club acquisition.

Other operating expenses increased as a percentage of revenue to 29.5% for the three months ended September 24, 2001, from 28.5% for the comparable quarter in 2000. For the nine months ended September 24, 2001, other operating expenses increased to 28.8% of revenue compared with 27.6% for the comparable period in 2000. The increased costs were principally due to the utility cost increases in our California market, increased rental costs for our new stores and, increased advertising and promotional costs.

Amortization of intangible assets remained constant at 0.5% of revenue for the three months ended September 24, 2001, compared with the comparable quarter in 2000. For the nine months ended September 24, 2001, amortization of intangible assets decreased to 0.5% of revenue compared with 0.6% for the comparable period in 2000. The amortization expense decreased as a percentage of revenue because it continues to be spread over an increasing revenue base.

General and administrative expenses decreased as a percentage of revenue to 3.9% for the three months ended September 24, 2001, compared with 4.2% for the comparable quarter in 2000. For the nine months ended September 24, 2001, general and administrative costs decreased as a percentage of revenue to 3.7% compared with 3.9% for the comparable period in 2000. Reductions in discretionary spending, coupled with leveraging our administrative costs, have allowed us to reduce this line item as a percentage of revenue.

Preopening expenses during the quarter ended September 24, 2001, were 0.4% of revenue compared with 0.7% for the comparable quarter in 2000. For the nine months ended September 24, 2001, preopening expenses were 0.5% of revenue compared with 0.8% for the comparable period in 2000. We did not open any new stores during the three months ended September 24, 2001, compared with two new store openings during the comparable period in 2000. For the nine months ended September 24, 2001, we opened three new stores compared with seven new store openings during the comparable period in 2000.

New manager training expenses are those costs incurred in training newly hired or promoted managers, as well as those costs incurred to relocate those managers to permanent management positions. During the third quarter of 2001, we did not open any new stores compared with two new store openings for the comparable quarter in 2000. For the nine months ended September 24, 2001, we opened three new stores compared with seven new store openings during the comparable period in 2000. For the three months ended September 24, 2001, our new manager training expenses decreased to 0.8% of revenue compared with 1.0% for the comparable quarter in 2000. For the nine months ended September 24, 2001, our new manager training expenses were 0.7% of revenue compared with 1.0% for the comparable period in 2000.

Management fee income remained constant at 0.3% of revenue for the three and nine months ended September 24, 2001, and September 25, 2000.

Interest expense and other, net was 1.7% of revenue for the three months ended September 24, 2001, compared with 1.8% for the comparable quarter in 2000. For the nine months ended September 24, 2001, interest expense and other, net decreased as a percentage of revenue to 1.8% compared with 1.9% over the comparable period in 2000. We obtained new permanent financing of $4,350,000 during the three and nine months ended September 24, 2001 from Bank of America, but the increased borrowing has been offset by more favorable interest rates on our variable interest debt in 2001 compared with the comparable periods in 2000. Also, investment of excess cash during the nine months ended September 24, 2001 allowed us to receive additional interest income of $99,000 during that period, contributing to the overall net decrease in interest expense and other, net compared with the comparable period in 2000.

We did not recognize a tax provision or tax benefit for the three and nine months ended September 24, 2001, because we have tax credits and net operating loss carryforwards that preclude recording an income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Our current liabilities exceed our current assets because of the longer payment terms on inventories and other current liabilities, including rents, royalties and property taxes (payment terms are normally 15 to 30 days). Comparatively, the restaurant sales cycle is short as we receive substantially immediate payment for all sales transactions. Our cash position has improved in 2001 because of $4,350,000 received from new permanent long-term financing, an additional $2,851,000 from sale-leaseback transactions, and the opening of three new restaurants during the nine months ended September 24, 2001. As of September 24, 2001, we had a cash balance of $6,410,000 and monthly cash receipts have been sufficient to pay all obligations as they become due.

During the quarter ended September 24, 2001, we renewed our $5 million operating line of credit at 1.125% over prime for the period July 15, 2001 through July 15, 2002. As of September 24, 2001, we had no outstanding balance under our $5 million line of credit.

As of September 24, 2001, we had long-term debt of $46,786,000 with a current portion of $2,006,000. We obtained permanent financing of $4,350,000 from Bank of America during the nine months ended September 24, 2001 for construction and development costs of two T.G.I. Friday's restaurants opened in 2000.

We did not open any new restaurants during the third quarter of 2001 and have opened a total of three new restaurants (two T.G.I. Friday's and one Redfish) during the nine months ended September 24, 2001. Subsequent to the third quarter, we opened two new Bamboo Club restaurants in Tampa and West Palm Beach, Florida and closed one under-performing T.G.I. Friday's restaurant in El Paso, Texas. Additionally, we have five more stores under construction (two T.G.I. Friday's, two Bamboo Clubs, and one Redfish), of which we anticipate two opening in the fourth quarter and three opening in the first quarter of 2002. The stores under construction will be funded partially from available funds and partially from debt. We currently retain exclusive development rights in our T.G.I. Friday's markets outside of California, where we are current with our development obligations. In California, we share co-development rights with T.G.I. Friday's and have recently renegotiated our co-development obligations. Pursuant to the terms of our amended development agreements, we are now required to open one restaurant in our Northern California territory and two restaurants in our Southern California territory by December 31, 2003.

As of September 24, 2001, we had outstanding long-term debt-related financing commitments totaling $10,650,000, which represents the unused portion of the
$15,000,000  Bank  of  America   development   facility  financing   commitment.
Management   intends  to  fully  utilize  the  development   facility  financing
commitment by July 31, 2002 to help fund development activity on our new restaurants during the current and upcoming fiscal years.

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

We lease our restaurants with terms ranging from 10 to 25 years. Minimum payments on our existing lease obligations are approximately $9,741,000 per year through 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 24, 2001, we were participating in a derivative financial instrument for which fair value disclosure is required under Statement of Financial Accounting Standards No. 133. We reduced the fair value of the interest rate swap agreement discussed in the notes to the consolidated financial statements to $560,528 using "hedge accounting" per SFAS No. 133 as a result of the recent decline in interest rates.

Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made at variable interest rates of 0.50% under Prime, 2.75% over LIBOR, 3.20% over LIBOR, 3.50% over the 30-Day Dealer Commercial Paper Rate, and 2.65% over the 30-Day Dealer Commercial Paper Rate. As of September 24, 2001, we had outstanding borrowings on these loans of approximately $18,838,000. Our total net interest expense for the three and nine months ended September 24, 2001 was $893,000 and $2,875,000, respectively. A one percent variation in either the 30-day LIBOR rate or the Dealer Commercial Paper Rates would have increased or decreased our total interest expense by approximately $47,000 for the quarter or $141,000 year-to-date.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     During the quarter ended quarter ended September 24, 2001, the Company filed the following Current Reports on Form 8-K:

     Current Report on Form 8-K dated August 27, 2001 and Form 8-K/A also dated August 27, 2001, the Company reported a change in independent public accountants with the firm of Arthur Andersen, LLP being replaced by KPMG LLP effective as of August 27, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MAIN STREET AND MAIN INCORPORATED


Dated: November 8, 2001                 /s/ Bart A. Brown Jr.
                                        ----------------------------------------
                                        Bart A. Brown Jr.,
                                        Chief Executive Officer


Dated: November 8, 2001                 /s/ Lawrence K. White
                                        ----------------------------------------
                                        Lawrence K White, Vice President of
                                        Finance and Treasurer