Form 10-K
period 2001-12-31
MAIN STREET & MAIN INC
filed 2002-04-01
CIK 847466

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 2001      Commission File Number: 0-18668


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 18, 2002, there were outstanding 14,052,600 shares of the registrant's common stock, $.001 par value. The aggregate market value of common stock held by nonaffiliates of the registrant (8,378,678 shares) based on the closing sale price of the common stock as reported on the Nasdaq National Market on March 18, 2002, was $40,887,949. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

Documents  incorporated  by  reference:   Portions  of  the  registrant's  Proxy
Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

                        MAIN STREET AND MAIN INCORPORATED

                           ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

PART I                                                                      PAGE
  ITEM 1.   BUSINESS.......................................................    1
  ITEM 2.   PROPERTIES.....................................................   24
  ITEM 3.   LEGAL PROCEEDINGS..............................................   24
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............   24

PART II
  ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS..........................................   25
  ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA...........................   25
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS....................................   27
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....   34
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................   35
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE..........................   35

PART III
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............   36
  ITEM 11.  EXECUTIVE COMPENSATION.........................................   36
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT...................................................   36
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................   36

PART IV
  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K..................................................   37

SIGNATURES.................................................................   40

                                   ----------

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING OUR "EXPECTATIONS," "ANTICIPATION," "INTENTIONS," "BELIEFS," OR "STRATEGIES" REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS ALSO INCLUDE STATEMENTS REGARDING REVENUE, MARGINS, EXPENSES, AND EARNINGS ANALYSIS FOR FISCAL 2002 AND THEREAFTER; FUTURE RESTAURANT OPERATIONS AND NEW RESTAURANT ACQUISITIONS OR DEVELOPMENT; THE RESTAURANT INDUSTRY IN GENERAL; AND LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE FILING DATE OF THIS REPORT, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS IN THIS REPORT. A VARIETY OF FACTORS COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, INCLUDING THE FACTORS DISCUSSED IN ITEM 1, "BUSINESS - SPECIAL CONSIDERATIONS."

                                     PART I

ITEM 1. BUSINESS

     We are the world's largest franchisee of T.G.I. Friday's restaurants, currently owning 56 and managing five T.G.I. Friday's restaurants. We also own five Redfish Cajun Grill and Bar restaurants and five Bamboo Club restaurants. We currently have under construction one T.G.I. Friday's restaurant and one Redfish restaurant in Chandler, Arizona that are scheduled to open in the later part of April 2002 and in May 2002, respectively, and one Bamboo Club restaurant in Tucson, Arizona scheduled to open in the beginning of April 2002. On November 19th, 2001, we entered into two license agreements with Celebrity Restaurants, L.L.C., the owner of the exclusive rights to operate Alice Cooper'stown restaurants and which operates one such restaurant in Phoenix, Arizona. The agreements allow us to operate an Alice Cooper'stown restaurant in Cleveland, Ohio and in San Diego, California. On approximately April 1, 2002, we plan to open an Alice Cooper'stown restaurant in Cleveland, Ohio, in the location formally occupied by one of our Redfish Cajun Grill and Bar restaurants.

     T.G.I. Friday's restaurants are full-service, casual dining establishments featuring a wide selection of freshly prepared, popular foods and beverages served by well-trained, friendly employees in relaxed settings. Redfish Cajun Grill and Bar restaurants are full-service, casual dining restaurants that feature a broad selection of New Orleans style fresh seafood, Creole and Cajun cuisine, and traditional southern dishes, as well as a "Voodoo" style lounge, all under one roof. Bamboo Club restaurants are full-service, fine dining, upscale restaurants that feature an extensive and diverse menu of innovative and tantalizing Pacific Rim cuisine. Alice Cooper'stown restaurants are rock and roll and sports themed and feature a connection to the music celebrity Alice Cooper.

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

     *    expand our restaurant operations through

          - the development of additional T.G.I. Friday's restaurants in our existing development territories,

          -    the   development   of   additional   Redfish   and  Bamboo  Club
               restaurants,

          -    the   development  of  our  rights  to  the  Alice   Cooper'stown
               restaurants, and

          - the acquisition or development of restaurants operating under other restaurant concepts; and

     * increase our profitability by continuing to enhance the dining experience of our guests and improving operating efficiency.

We may explore opportunities to franchise the Redfish and Bamboo Club concepts to third parties in the future.

     We were incorporated in December 1988. We maintain our principal executive offices at 5050 North 40th Street, Suite 200, Phoenix, Arizona 85018, and our telephone number is (602) 852-9000. Our Web site, which is not a part of this Report, is located at www.mainandmain.com. As used in this Report, the terms "we," "our," "us," the "Company" or "Main Street" refers to Main Street and Main Incorporated and its subsidiaries and operating divisions.

                                  OUR BUSINESS

OUR T.G.I. FRIDAY'S RESTAURANTS

THE T.G.I. FRIDAY'S CONCEPT

     The T.G.I. Friday's concept is franchised by Carlson Restaurants Worldwide, Inc. (formerly TGI Friday's Inc.), a wholly owned subsidiary of Carlson Companies Inc., which is a diversified company with business interests in the restaurant and hospitality industries. The first T.G.I. Friday's restaurant was opened in 1965 in New York City. Carlson Restaurants Worldwide, Inc. and its predecessors, has conducted a business since 1972 that is substantially similar to the business currently conducted by its franchisees. As of December 31 2001, Carlson Restaurants Worldwide had 237 franchisor-operated and 274 franchised T.G.I. Friday's restaurants operating worldwide. Carlson Restaurants Worldwide currently owns approximately 1.8% of our outstanding common stock. Holders of our common stock do not have any financial interest in Carlson Restaurants Worldwide, and Carlson Restaurants Worldwide has no responsibility for the contents of this Report.

     T.G.I. Friday's restaurants are full-service, casual dining establishments featuring a wide selection of high- quality, freshly prepared popular foods and beverages, including a number of innovative and distinctive menu items, such as menu items featuring "Jack Daniel's" sauces. The restaurants feature quick, efficient, and friendly table service designed to minimize customer-waiting time and facilitate table turnover. Our restaurants generally are open seven days a week between the hours of approximately 11:00 a.m. and 1:00 a.m. We believe that the design and operational consistency of all T.G.I. Friday's restaurants enable us to benefit significantly from the name recognition and goodwill associated with T.G.I. Friday's restaurants.

MENU

     We attempt to capitalize on the innovative and distinctive menu items that have been an important attribute of T.G.I. Friday's restaurants. The menu consists of more than 85 food items, including

     * appetizers, such as buffalo wings, stuffed potato skins, quesadillas, fried onion rings, and pot stickers;

     *    a variety of soups, salads, sandwiches, burgers, and pasta;

     *    southwestern, oriental, and American specialty items;

     * beef, seafood, and chicken entrees, including Jack Daniels(TM)grill items;

     *    a children's menu; and

     *    desserts.

Beverages include a full bar featuring wines, beers, classic and specialty cocktails, after dinner drinks, soft drinks, milk, milk shakes, malts, hot chocolate, coffee, tea, frozen fruit drinks known as Friday's Smoothies(TM), and sparkling fruit juice combinations known as Friday's Flings(R).

     Menu prices range from $9 to $19 for beef, chicken, and seafood entrees; $9 to $12 for pasta and oriental and southwestern specialty items; $4 to $9 for salads, sandwiches, and burgers; and $6 to $12 for appetizers and soups. Each restaurant offers a separate children's menu with food entrees ranging from $2 to $3. Alcoholic beverage sales currently account for approximately 24% of total revenue.

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

UNIT ECONOMICS

     We estimate that our total cost of opening a new T.G.I. Friday's restaurant currently ranges from $2,450,000 to $2,800,000, exclusive of annual operating expenses and assuming that we obtain the underlying real estate under a lease arrangement. These costs include approximately (a) $1,650,000 to $2,000,000 for building, improvements, and permits, including liquor licenses, (b) $600,000 for furniture, fixtures, and equipment, (c) $150,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies, and (d) $50,000 for the initial franchise fee. Actual costs, however, may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and employment markets. Our T.G.I. Friday's restaurants open during all of fiscal 2001 generated an average of approximately $3,381,000 in annual revenue.

OUR REDFISH  CAJUN GRILL AND BAR RESTAURANTS

THE REDFISH CONCEPT

     Redfish Cajun Grill and Bar restaurants are full-service, casual dining restaurants that feature a broad selection of New Orleans style fresh seafood, Creole and Cajun cuisine, and traditional southern dishes, as well as a "Voodoo" style lounge, all under one roof. The restaurants offer unique, freshly prepared food that is served quickly and efficiently in a fun-filled New Orleans atmosphere. Each Redfish restaurant's Voodoo lounge features a unique atmosphere decorated with an eclectic collection of authentic New Orleans artifacts, signs, and antiques. Local bands and, occasionally, national touring acts present live rhythm and blues music on weekends. Redfish restaurants are open for lunch and dinner seven days a week, although our Denver restaurant is not open on Sundays. Hours of operation are usually from 11:00 a.m. until Midnight Monday through Thursday and 11:00 a.m. until 2:00 a.m. on weekends.

MENU

     We have developed a menu of more than 50 items for our Redfish restaurants. Signature dishes include blackened redfish, Bourbon Street jambalaya, southern fried catfish, and crawfish etoufee. The menu also features a selection of appetizers, including Looziana egg rolls, Dungeness Maryland-style crab cakes, "Alligator Bites," buffalo crawfish tails, and crab & artichoke dip. Our Redfish menu also features a variety of fresh seafood, delicious pastas, fresh seasonal salads, sandwiches, and tempting desserts, such as bananas foster, chocolate bread pudding, and our signature key lime pie. The spacious Voodoo lounge offers a wide selection of the finest beers on tap, a full wine list, and an extensive specialty drink list.

     Menu prices range from $7.00 to $25.00 for an entree and $5.00 to $11.00 for salads and appetizers. Alcohol sales currently account for approximately 31% of total revenue.

RESTAURANT LAYOUT

     We developed the Redfish restaurant layout to provide a refined southern roadhouse atmosphere. Each of our Redfish restaurants is decorated with nostalgic mementos of the South, together with decorative elements that are derived from the individual restaurant's locale. The decor generally creates a tribute to the legends of American music that created the blues, as well as to the regions that developed the classic Creole, Cajun, and American cuisine served in our Redfish restaurants.

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

UNIT ECONOMICS

     We estimate that our total cost of opening a new Redfish restaurant currently ranges from $2,400,000 to $2,600,000, exclusive of annual operating expenses and assuming that we obtain the underlying real estate under a lease arrangement. These costs include approximately (a) $1,650,000 to $1,850,000 for building, improvements, and permits, including liquor licenses, (b) $600,000 for furniture, fixtures, and equipment, (c) $150,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies. Actual costs, however, may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and employment markets. Our Redfish restaurants open during all of fiscal 2001 generated an average of approximately $2,423,500 in annual revenue.

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

     Bamboo Club restaurants are open for lunch and dinner, with hours of 11:30 a.m. to midnight Sunday through Thursday and 11:30 a.m. to 1:00 a.m. on Friday and Saturday. The kitchen remains open until 11:00 p.m. Monday through Thursday and until midnight on Friday and Saturday to accommodate guests who prefer to dine late. Bamboo Club restaurants take reservations and can serve large parties or groups.

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

     Menu prices range from $6 to $10 for salads; $5 to $16 for appetizers; and $9 to $29 for entrees. The average guest check is approximately $25 per person. Alcoholic beverage sales account for approximately 22% of total revenue. Take-out orders represent approximately 5% of total revenue. In addition, sales through a third-party delivery service in Phoenix, Arizona, represent approximately 3% of total Phoenix revenue.

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

     The five Bamboo Club restaurants are located in high-traffic retail shopping environments. Each restaurant contains approximately 6,340 square feet of space in leased facilities, excluding patio areas. Each of these restaurants feature indoor seating and bar area seating for a total of approximately 200 guests, which does not include outdoor patio seating.

     Bamboo Club restaurants have developed an extensive program to train and motivate restaurant employees. The Bamboo Club serving staff are professional, friendly, highly skilled, and knowledgeable about the restaurant's cuisine and menu selections. Servers are trained to make suggestions or recommendations for new or different menu items or combinations that patrons might try, which helps each guest to enjoy a memorable dining experience. We have developed a prototype for use in developing inline Bamboo Club restaurants in the future. We constructed our first restaurant using this prototype in Tampa, Florida. This restaurant opened on September 25, 2001. Since that date we have opened two more Bamboo Club restaurants, one in West Palm Beach, Florida on October 12, 2001, and the other in Tempe, Arizona, on November 21, 2001. We plan to use this prototype whenever possible in order to standardize the construction process and to reduce costs. We have signed a lease for a freestanding Bamboo Club location and currently are developing a prototype for this type of location.

UNIT ECONOMICS

     After opening three Bamboo Club restaurants, our total cost of opening averaged $1,125,000, exclusive of annual operating expenses. These costs included approximately (a) $550,000, net of a reduction for landlord's contribution, for building improvements and permits, including liquor licenses,
(b) $400,000 for furniture, fixtures, and equipment, and (c) $175,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies. We are currently developing plans for a free standing Bamboo Club restaurant and anticipate that this cost will be in excess of the preceding averages. Actual costs for future openings may vary significantly, depending on a variety of factors. Our two Bamboo Club restaurants open during all of fiscal 2001 generated an average of approximately $3,026,600 in annual revenue.

ALICE COOPER'STOWN RESTAURANTS

THE ALICE COOPER'STOWN CONCEPT

     The Alice Cooper'stown concept was developed by Celebrity Restaurants, L.L.C. and is rock and roll and sports themed, featuring a connection to Alice Cooper. We own no interest in Celebrity Restaurants, L.L.C., and it owns no interest in us. Celebrity Restaurants operates one Alice Cooper'stown restaurant, which opened in December 1998 in Phoenix, Arizona. Although we have the right to operate Alice Cooper'stown restaurants in Cleveland, Ohio and in San Diego, California, we have to date only elected to open in Cleveland, Ohio. That restaurant is currently scheduled for opening in April 2002, in a location formally occupied by a Redfish Cajun Grill and Bar restaurant. The Cleveland location's proximity to Jacobs Field, the home of the Cleveland Indians, and the fact that Cleveland is the home of the Rock and Roll Hall of Fame, resulted in our decision to convert the location into a Alice Cooper'stown. Celebrity Restaurant's Alice Cooper'stown restaurants are full-service, casual dining establishments featuring a wide selection of high quality, freshly prepared popular foods and beverages, including a number of innovative and distinctive menu items, such as menu items that are sports and rock and roll themed. In addition, the restaurants sell sports and rock and roll memorabilia. The restaurants feature quick, efficient, and friendly table service designed to minimize customer-waiting time and facilitate table turnover. Although we have not yet opened our Alice Cooper'stown restaurant, we believe it will benefit significantly from the name recognition of Alice Cooper and the proximity to Jacobs Field, the home of the Cleveland Indians, and the Rock and Roll Hall of Fame.

MENU

     Our menu in Cleveland will include salads and sandwiches, pizza and burgers and tempting appetizers and desserts.

     Menu prices are expected to range from $4.00 to $9.00 for appetizers and desserts, $5.00 to $18.00 for entrees and $6.00 to $11.00 for pizzas and burgers.

RESTAURANT LAYOUT AND STAFFING

     Our Alice Cooper'stown restaurant has been designed to feature a rock and roll and sports theme, featuring the connection to rock and roll legend Alice Cooper. The general decor is rock and roll and sports memorabilia. The logo reads "Where Rock and Roll and Sports Collide". The restaurant will feature a video wall in the bar and a large screen (semi) video in the dining room. In keeping with its sports bar theme, there will be more than 35 TV screens in the restaurant. Some of the Cleveland Redfish staff, including management personnel, will be operating this restaurant.

UNIT ECONOMICS

We anticipate that the construction costs to convert this location will be approximate $400,000 and that pre-opening expenses will approximate $150,000.

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

CURRENT RESTAURANTS

     The following table sets forth information relating to each restaurant we own or manage as of March 20, 2002.

                                                                          IN       OPERATED BY
                                                  SQUARE    SEATING    OPERATION   OUR COMPANY
LOCATION                                          FOOTAGE   CAPACITY     SINCE        SINCE
--------                                          -------   --------   ---------   -----------
ACQUIRED T.G.I. FRIDAY'S RESTAURANTS (OWNED)
  Phoenix, Arizona.............................    9,396       298        1985         1990
  Mesa, Arizona................................    9,396       298        1985         1990
  Tucson, Arizona..............................    7,798       290        1982         1990
  Las Vegas, Nevada............................    9,194       298        1982         1990
  Kansas City, Missouri........................    8,500       270        1983         1993
  Overland Park, Kansas........................    6,000       220        1992         1993
  San Diego, California........................    8,002       234        1979         1993
  Costa Mesa, California.......................    8,345       232        1980         1993
  Woodland Hills, California...................    8,358       283        1980         1993
  Valencia, California.........................    6,500       232        1993         1993
  Torrance, California.........................    8,923       237        1982         1993
  La Jolla, California.........................    9,396       225        1984         1993
  Palm Desert, California......................    9,194       235        1983         1993
  West Covina, California......................    9,396       232        1984         1993
  North Orange, California.....................    9,194       213        1983         1993
  Ontario, California..........................    5,700       190        1993         1993
  Laguna Niguel, California....................    6,730       205        1990         1993
  San Bernardino, California...................    9,396       236        1986         1993
  Brea, California.............................    6,500       195        1991         1993
  Riverside, California........................    6,500       172        1991         1993
  Pleasanton, California.......................    8,000       255        1995         1998
  Salinas, California..........................    6,500       240        1994         1998
  Oakland, California..........................    5,966       230        1994         1998
  Sacramento, California.......................    6,200       230        1979         1998
  Citrus Heights, California...................    8,500       270        1982         1998
  Fresno, California...........................    5,950       230        1978         1998

DEVELOPED T.G.I. FRIDAY'S RESTAURANTS (OWNED)
  Glendale, Arizona............................    5,200       230        1993         1993
  Albuquerque, New Mexico......................    5,975       270        1993         1993
  Reno, Nevada.................................    6,500       263        1994         1994
  Oxnard, California...........................    6,500       252        1994         1994

                                                                          IN       OPERATED BY
                                                  SQUARE    SEATING    OPERATION   OUR COMPANY
LOCATION                                          FOOTAGE   CAPACITY     SINCE        SINCE
--------                                          -------   --------   ---------   -----------
  Carmel Mountain, California..................    6,500       252        1995         1995
  Rancho Santa Margarita, California...........    6,548       252        1995         1995
  Cerritos, California.........................    6,250       223        1996         1996
  Las Vegas, Nevada............................    6,700       251        1997         1997
  Superstition Springs (Mesa), Arizona.........    6,250       240        1998         1998
  Puente Hills, California.....................    5,800       272        1999         1999
  San Diego, California........................    6,800       277        1999         1999
  Independence, Missouri.......................    5,800       240        1999         1999
  Rancho San Diego, California.................    5,800       240        1999         1999
  Yorba Linda, California......................    5,800       240        1999         1999
  Simi Valley, California......................    5,800       240        1999         1999
  Tucson, Arizona..............................    5,800       240        1999         1999
  Henderson, Nevada............................    5,800       240        1999         1999
  Carlsbad, California.........................    8,146       302        1999         1999
  Temecula, California.........................    6,400       278        1999         1999
  Chandler, Arizona............................    6,000       240        1999         1999
  Goodyear, Arizona............................    6,000       207        2000         2000
  Shawnee, Kansas..............................    6,400       245        2000         2000
  Thousand Oaks, California....................    6,400       249        2000         2000
  Union City - San Francisco, California.......    6,400       240        2000         2000
  Leawood, Kansas..............................    7,248       240        2000         2000
  N. Long Beach, California....................    7,177       291        2000         2000
  Scottsdale, Arizona..........................    7,100       263        2000         2000
  Albuquerque West, New Mexico.................    6,426       241        2001         2001
  Roseville, California........................    6,426       245        2001         2001
  Porter Ranch, California.....................    6,426       245        2001         2001

MANAGED T.G.I. FRIDAY'S RESTAURANTS
  San Bruno, California........................    8,345       200        1980         1993
  San Jose, California.........................    8,002       228        1977         1993
  San Mateo, California........................    9,396       252        1984         1993
  San Ramon, California........................    6,000       182        1990         1993
  El Paso, Texas...............................    4,800       198        1997         1997

ACQUIRED REDFISH RESTAURANTS
  Denver, Colorado.............................    7,925       321        1997         1997
  Chicago, Illinois............................    6,200       214        1996         1997
  Cincinnati, Ohio.............................    7,133       239        1997         1997
  San Diego, California........................   11,994       347        1999         1999

DEVELOPED REDFISH RESTAURANTS
  Scottsdale, Arizona..........................    7,285       218        2001         2001

ACQUIRED BAMBOO CLUB RESTAURANTS
  Phoenix, Arizona.............................    5,400       200        1995         2000
  Scottsdale, Arizona..........................    5,400       200        1997         2000

DEVELOPED BAMBOO CLUB RESTAURANTS
  Tampa, Florida...............................    8,100       235        2001         2001
  West Palm Beach, Florida.....................    6,317       180        2001         2001
  Tempe, Arizona...............................    6,400       210        2001         2001

     The average size of our acquired T.G.I. Friday's restaurants is approximately 8,000 square feet, and the average size of our developed T.G.I. Friday's restaurants is approximately 6,100 square feet. The Redfish restaurants average 8,600 square feet. The acquired Bamboo Club restaurants average 5,400 square feet and our developed Bamboo Club restaurants average approximately 6,340 square feet. The size of our Alice Cooper'stown restaurant to be opened in Cleveland is 10,964 square feet.

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

T.G.I. FRIDAY'S, REDFISH, AND BAMBOO CLUB OPERATIONS

     Once a restaurant is integrated into our operations, we provide a variety of corporate services to assure the operational success of the restaurant. Our executive management

     *    continually monitors restaurant operations;

     *    maintains management controls;

     * inspects individual restaurants to assure the quality of products and services and the maintenance of facilities;

     *    develops  employee  programs  for  efficient   staffing,   motivation,
          compensation, and career advancement;

     *    institutes procedures to enhance efficiency and reduce costs; and

     *    provides centralized support systems.

     We also maintain quality assurance procedures designed to assure compliance with the high quality of products and services mandated by our company and, for our T.G.I. Friday's restaurants, by Carlson Restaurants Worldwide. We respond to and investigate inquiries and complaints, initiate on-site resolution of deficiencies, and consult with each restaurant's staff to assure that proper action is taken to correct any deficiency. Our personnel and contracted third-party quality assurance professionals make unannounced visits to restaurants to evaluate the facilities, products, and services. We believe that our quality review program and executive oversight enhance restaurant operations, reduce operating costs, improve customer satisfaction, and facilitate the highest level of compliance with the T.G.I. Friday's system.

     We maintain a zero tolerance policy for discrimination of any type towards both our employees and customers, and to this end constantly enforce this policy through our training of new employees, our policy and training manuals, and periodic re-enforcement programs.

RESTAURANT MANAGEMENT

     Our T.G.I. Friday's regional and restaurant management personnel are responsible for complying with Carlson Restaurants Worldwide's and our operational standards. Our one senior regional manager and five regional managers are responsible for between 5 and 12 of our restaurants within their region. These regional managers and three Directors of Operations report to our Senior Vice President of Restaurant Operations. The Senior Vice President of Restaurant Operations and three other Directors of Operations report to our President and Chief Operating Officer, who has responsibility for our T.G.I. Friday's and Redfish operations. Our Bamboo Club system is run by the Vice President of Bamboo Club operations, who reports to our President and Chief Operating Officer. Restaurant managers are responsible for day-to-day restaurant operations, including customer relations, food preparation and service, cost control, restaurant maintenance, and personnel relations. We typically staff our restaurants with an on-site general manager, two or three assistant managers, and a kitchen manager. Our T.G.I. Friday's restaurants average between 80 and 90 hourly employees. Our Redfish restaurants average approximately 65 hourly employees and our Bamboo Club restaurants average approximately 72 hourly employees.

     We have established a program of appointing multi-location general managers in geographic areas having locations close enough to each other to support this concept. We currently have ten multi-location general managers. In addition to improving efficiency, this program allows us to promote and compensate key general managers and create a position that improves our ability to retain key employees in our company. We currently have three employees in these positions.

RECRUITMENT AND TRAINING

     We attempt to hire employees who are committed to the standards maintained by our company and, for our T.G.I. Friday's restaurants, by Carlson Restaurants Worldwide. We also believe that our high unit sales volume, the image and atmosphere of the T.G.I. Friday's, Redfish, and Bamboo Club concepts, and our career advancement and employee benefit programs enable us to attract high quality management and restaurant personnel.

     Our T.G.I. Friday's restaurant personnel participate in continuing training programs maintained by Carlson Restaurants Worldwide and our company. In addition, we supplement those programs by hiring personnel devoted solely to employee training. Each T.G.I. Friday's restaurant general and assistant manager completes a formal training program conducted by our company and Carlson Restaurants Worldwide. This program provides our T.G.I. Friday's restaurant managers 14 weeks of training. The training covers all aspects of management philosophy and overall restaurant operations, including supervisory skills, operating and performance standards, accounting procedures, and employee selection and training necessary for restaurant operations.

     Our Redfish and Bamboo Club restaurant managers and personnel participate in extensive training programs consistent with our operating standards. Many of our Redfish restaurant managers are experienced T.G.I. Friday's managers who have accepted positions in our Redfish operations. We plan to implement all of our policies and training programs in order to operate the Alice Cooper'stown restaurant with the same high standards we have established for our other brands.

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

MAINTENANCE AND IMPROVEMENT OF RESTAURANTS

     We maintain our restaurants and all associated fixtures, furnishings, and equipment in conformity with the T.G.I. Friday's system or standards we have developed for our Redfish and Bamboo Club restaurants. We also make necessary additions, alterations, repairs, and replacements to our T.G.I. Friday's restaurants as required by Carlson Restaurants Worldwide, including periodic repainting or replacement of obsolete signs, furnishings, equipment, and decor. We may be required, subject to certain limitations, to modernize our restaurants to the then-current standards and specifications of Carlson Restaurants Worldwide. We are currently developing plans to convert some of our T.G.I.
Friday's locations to develop a take out program, and our Chandler, Arizona T.G.I. Friday's has been designed for this program. One Bamboo Club restaurant lease requires us to periodically refurbish the location.

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

     We use five to seven touch-screen computer registers located conveniently throughout each of our restaurants. Servers enter guest orders by touching the appropriate sections of the register's computer screen, which transfers the information electronically to the kitchen and bar for preparation. These registers also are connected to a personal computer in the restaurant office and to our corporate information system via frame relay. Management receives detailed comparative reports on each restaurant's sales and expense performance daily, weekly, and monthly. Our existing in-store accounting system in the T.G.I. Friday's we own and manage is currently supported by Carlson Restaurants Worldwide. We are presently re-designing our store point of sale (POS), back office accounting system and corporate enterprise resource planning system
(ERP). The selected software vendors are considered restaurant industry market leaders and are expected to increase our store productivity and enhance corporate information flow. These new systems will not be supported by Carlson Restaurants Worldwide, but will be utilized uniformly in all of our restaurant concepts. Management and support of the POS and back office accounting system hardware and software will be outsourced to the selected POS vendor. Management and support of the corporate ERP system will be outsourced to an appropriate third party vendor. We are currently in final negotiations with each of the selected vendors. Upon successful completion of the final contract negotiations, full system implementation is expected to begin in April 2002 and be completed by the end of fiscal year 2002.

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

     Celebrity Restaurants is assisting us in converting the Cleveland location into an Alice Cooper'stown restaurant. They are providing guidance in restaurant design, acquisition of themed memorabilia for decor, developing the menu, and locating sources for the purchase of memorabilia for sale to guests.

     In January 2000, we entered into an agreement with U.S. Foodservice, a company with which we had an existing relationship, to serve substantially all of our restaurants in California, Arizona, and Nevada. During the second quarter of fiscal 2000, we completed the transition to U.S. Foodservice in California, Arizona, and Nevada and to Performance Food Group in Missouri, Kansas, Texas, and New Mexico for all our T.G.I. Friday's and Redfish restaurants. Our two acquired and three new Bamboo Club restaurants currently utilize the distribution operations that were in place when we acquired the original restaurants, although we are in negotiation to convert this distribution to U.S. Foodservice. Orders are sent electronically to the supplier. Our suppliers have comprehensive warehouse and delivery outlets servicing each of our markets.

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

ADVERTISING AND MARKETING

T.G.I. FRIDAY'S RESTAURANTS

     We participate in the national marketing and advertising programs conducted by Carlson Restaurants Worldwide, which were suspended by Carlson Restaurants Worldwide for the fourth quarter of 2001 because they changed advertising agencies. These programs resumed in February of 2002. The programs use network and cable television and national publications and feature new menu innovations and various promotional programs. In addition, from time to time, we supplement the marketing and advertising programs conducted by Carlson Restaurants Worldwide through local radio, newspaper, and magazine advertising media and sponsorship of community events. In conjunction with Carlson Restaurants Worldwide, we maintain a "frequent diner" program that includes awards of food, merchandise, and travel to frequent diners based upon points accumulated through purchases.

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

ALICE COOPER'STOWN RESTAURANT

     Our in-house marketing department is developing advertising and marketing programs for our Alice Cooper'stown restaurant. We will emphasize the sports and rock and roll connection and feature Alice Cooper.

EXPANSION OF OPERATIONS

     Between 1990 and 2001, we acquired 31 existing T.G.I. Friday's restaurants as well as the exclusive and co-development rights to develop restaurants in specified territories. The acquisitions include 25 restaurants in California, three in Arizona, and one in each of Kansas, Missouri, and Nevada. We subsequently sold five of the restaurants we had previously acquired in California that we continue to manage. Between 1990 and 2001, we also developed 31 new T.G.I. Friday's restaurants, including three during 2001. These include 16 in California, six in Arizona, three in Nevada, two in each of New Mexico and Kansas, and one in each of Missouri and Texas. In 2001, we closed our T.G.I. Friday's restaurant in Texas. We plan to open two T.G.I. Friday's restaurants in 2002, one in Chandler, Arizona and the other in north Phoenix, Arizona.

     We, with the concurrence of the franchisee for whom we managed, closed one under-performing T.G.I. Friday's restaurant in San Francisco, California, in 2002. We closed one under-performing T.G.I. Friday's restaurant in El Paso, Texas and one under-performing Redfish Cajun Grill and Bar restaurant in Cleveland, Ohio during 2001.

     In 1997, we acquired a 52% ownership interest and in 1999 we acquired the remaining minority interest in Redfish America, LLC, which operated our four original Redfish Cajun Grill and Bar restaurants. We opened two additional Redfish restaurants in 1999 and closed one in each of 2000 and 2001. We plan to open one Redfish restaurant in Chandler, Arizona in 2002. We also may explore opportunities to franchise the Redfish concept to third parties in the future.

     In July 2000, we acquired the business and substantially all of the assets of two Bamboo Club restaurants. As part of the acquisition, we also acquired the right, title, and interest under, in, and to the "Bamboo Club" name and restaurant concept. The two Bamboo Club restaurants are located in Phoenix and Scottsdale, Arizona. In 2001 we opened three Bamboo Club restaurants, two in Florida, in Tampa and West Palm Beach and one in Tempe, Arizona. We plan to open seven additional Bamboo Clubs in 2002, in Tucson, Arizona; Novi (Detroit), Michigan; Fairfax (Washington D.C.), Virginia; San Antonio (River walk), Texas; North Phoenix, Arizona; Aventura, Florida; and Raleigh/Durham, North Carolina. We may open one additional Bamboo Club restaurant in Newport (Cincinnati) Kentucky. We plan to expand the Bamboo Club concept by opening other additional restaurants in the future. We also may explore opportunities to franchise the Bamboo Club concept to third parties in the future.

     Generally when we close a location due to underperformance or other reasons that management deems appropriate, our first priority is to transfer useable assets to other locations. Other assets that are not transferable, including leasehold improvements and certain kitchen equipment are written off at the time of closure.

     In November of 2001, we received a license to open two Alice Cooper'stown restaurants; we plan to open one in Cleveland, Ohio in 2002.

     We plan to expand our restaurant operations through the development of additional T.G.I. Friday's restaurants in our existing development territories and the development of additional Redfish and Bamboo Club restaurants in suitable locations. We opened three T.G.I. Friday's, one Redfish, and three Bamboo Club restaurants during 2001.

     We have signed leases for nine locations and we are negotiating leases for three additional restaurants, two of which are scheduled to be developed during 2002. We currently are considering other sites for additional restaurants, but have not entered into leases or purchase agreements for such sites. We do not know how many sites will materialize, as that depends on a variety of factors and economic conditions.

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

     The opening of new restaurants also may be affected by increased construction, utility, and labor costs, delays resulting from governmental regulatory approvals, strikes, or work stoppages, adverse weather conditions, and acts of God. Newly opened restaurants may operate at a loss for a period following their opening. The length of this period will depend upon a number of factors, including the time of year the restaurant is opened, sales volume, and operating costs.

     The acquisition of existing restaurants will depend upon our ability to identify and purchase restaurants that meet our criteria on satisfactory terms and conditions. There can be no assurance that we will be successful in achieving our expansion goals through the development or acquisition of additional restaurants or that any additional restaurants that are developed or acquired will be profitable. In addition, the opening of additional restaurants in an existing market may have the effect of drawing customers, from and reducing, the sales volume of our existing restaurants in those markets.

DEVELOPMENT AGREEMENTS

     We are a party to four development agreements with Carlson Restaurants Worldwide. Each development agreement grants us the right to develop additional T.G.I. Friday's restaurants in a specified territory and obligates us to develop additional T.G.I. Friday's restaurants in that territory in accordance with a specified development schedule. We own the exclusive rights to develop additional T.G.I. Friday's restaurants in territories encompassing the states of Arizona, Nevada, and New Mexico, and the Kansas City, Kansas/Missouri and E1 Paso, Texas metropolitan areas. We also have the non-exclusive right, together with Carlson Restaurants Worldwide, to develop additional T.G.I. Friday's restaurants in the state of California. We plan to develop additional T.G.I. Friday's restaurants in our existing development territories.

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

     During the middle of 2000, we experienced difficulty finding sites, particularly in Northern California, that we believed we could successfully develop and operate. We commenced discussions with Carlson Restaurants Worldwide to adjust and modify our development agreements. We reached substantial agreement to reduce development obligations in certain areas and to alter some area obligations. Before this agreement was finalized, increases in workers' compensation, minimum wage, and energy costs made development in California, especially Northern California, very problematic. As a result, we agreed with Carlson Restaurants Worldwide not to enter into a modification of our development agreements until we could fully assess the effects of these issues.

We subsequently analyzed these effects entered into modifications of our Northern and Southern California Development Agreements on November 6, 2001.

     The  following   table  sets  forth   information   regarding  our  minimum
requirements to open new T.G.I. Friday's restaurants under our current development agreements, as well as the number of existing restaurants in each of our development territories.

                            SOUTHERN       NORTHERN
                           CALIFORNIA     CALIFORNIA     SOUTHWEST       MIDWEST
YEAR                      TERRITORY(1)   TERRITORY(1)   TERRITORY(2)   TERRITORY(3)   TOTAL
----                      ------------   ------------   ------------   ------------   -----
2002...................         --             --              1              1           2
2003...................          2              1              1              1           5
                              ----           ----           ----           ----        ----
     Total.............          2              1              2              2           7
                              ====           ====           ====           ====        ====

Existing Restaurants...         30              6(4)          15(5)           5          56

----------
(1)  Carlson Restaurants Worldwide also may develop restaurants in this region.
(2) Includes the states of Arizona, Nevada, and New Mexico and the E1 Paso, Texas metropolitan area.
(3)  Includes metropolitan Kansas City, Kansas and Kansas City, Missouri.
(4) Does not include the four restaurants managed in the Northern California Territory.
(5)  Does not include the one restaurant managed in the Southwest Territory.

     Each development agreement gives Carlson Restaurants Worldwide certain remedies in the event that we fail to comply in a timely manner with our schedule for restaurant development, if we otherwise default under the development agreement or any franchise agreement relating to a restaurant within that development territory as described above, or if our officers or directors breach the confidentiality or non-compete provisions of the development agreement. The remedies available to Carlson Restaurants Worldwide include (a) the termination of our exclusive right to develop restaurants in the related territory; (b) a reduction in the number of restaurants we may develop in the related territory; (c) the termination of the development agreement; and (d) an acceleration of the schedule for development of restaurants in the related territory pursuant to the development agreement. None of these remedies would affect adversely our ability to continue to operate our then-existing T.G.I. Friday's restaurants.

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

     Each franchise agreement requires us to pay Carlson Restaurants Worldwide an initial franchise fee, generally in the amount of $50,000. In addition, we are obligated to pay Carlson Restaurants Worldwide a royalty in the amount of 4% of the gross revenue as defined in the franchise agreement for each restaurant. Royalty payments under these agreements totaled $7,444,000 during fiscal 2001, $6,634,000 during fiscal 2000 and $4,830,000 during fiscal 1999. Each franchise agreement also requires us to spend at least 4% of gross sales on local marketing and to contribute to a national marketing pool Carlson Restaurants Worldwide administers. All funds contributed to the national advertising fund are credited against the local advertising requirement. Carlson Restaurants Worldwide required us as well as all other franchisees to contribute 2.1% of gross sales in fiscal years 1999, 2000, and the first three quarters of 2001 to the national marketing fund, this sum was reduced to 1.7% during the last fiscal quarter of 2001, but has now been increased to 2.7%. Marketing expenses totaled $4,163,000 during fiscal 2000 and $4,774,000 during fiscal 2001.

     A default under one of our franchise agreements will not constitute a default under any of our other franchise agreements. A default under the franchise agreement for a restaurant in a development territory may, however, constitute a default under the development agreement for that development territory.

LICENSE AGREEMENTS

     Our two license agreements with Celebrity Restaurants, L.L.C., allow us to open Alice Cooper'stown restaurants in Cleveland, Ohio and San Diego, California. The agreements grant us the right to use Celebrity Restaurants' exclusive rights to Alice Cooper's likeness and its trademarks and trade names to operate sport and rock and roll themed restaurants featuring Alice Cooper.

     Each license agreement requires us to pay Celebrity Restaurants a royalty fee in the amount of 1% of gross sales for food and beverage sales up to the amount of gross sales derived in 2001 in each location through its existing operations; 2.5% from that point to $3,500,000 and 3% over $3,500,000. For the sale of merchandise products, such as logo and memorabilia, we pay a royalty of 20 % of gross sales.

     Our license agreements are not inter-related and a default under one will not be a default under the other.

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

EMPLOYEES

     We employ approximately 2,410 people on a full-time basis, of whom 74 are corporate management and staff personnel. We also employ approximately 3,615 part-time employees, which results in our employment of 6,025 total personnel, of which 5,951 are restaurant personnel. Except for corporate and management personnel, we generally pay our employees on an hourly basis. We employ an average of approximately 90 full-time and part-time hourly employees at each of our restaurants. None of our employees are covered by a collective bargaining agreement with us. We have never experienced a major work stoppage, strike, or labor dispute. We consider our relations with our employees to be good.

EXECUTIVE OFFICERS

     The following table sets forth certain information regarding our executive officers:

         NAME            AGE                     POSITION
         ----            ---                     --------
Bart A. Brown, Jr.....    70    Chief Executive Officer, and Director
William G. Shrader....    54    President, Chief Operating Officer, and Director
Lawrence K. White.....    37    Vice President - Finance and Treasurer
Jeff Smit.............    43    Senior Vice President-Restaurant Operations
David C. Moore........    52    Vice President of Bamboo Club Operations
Michael J. Herron.....    61    General Counsel and Secretary

     BART A. BROWN, JR. has served as our Chief Executive Officer and as a director since December 1996. Mr. Brown served as our President from December 1996 until June 2001. Mr. Brown was affiliated with Investcorp International, N.A., and an international investment-banking firm, from April 1996 until December 1996. Mr. Brown served as the Chairman and Chief Executive Officer of Color Tile, Inc. at the request of Investcorp International, Inc., which owned all of that company's common stock, from September 1995 until March 1996. In January 1996, Color Tile filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Mr. Brown served as Chairman of the Board of The Circle K Corporation from June 1990, shortly after that company filed for reorganization under Chapter 11 of the United States Bankruptcy Code, until September 1995. From September 1994 until September 1996, Mr. Brown served as the Chairman and Chief Executive Officer of Spreckels Industries, Inc. Mr. Brown engaged in the private practice of law from 1963 through 1990 after seven years of employment with the Internal Revenue Service.

     WILLIAM G. (BILL) SHRADER has served as our President and Chief Operating Officer and as a director since March 1999. Mr. Shrader served as our Executive Vice President from March 1999 until June 2001. Prior to joining our company, Mr. Shrader was Senior Vice President of Marketing for Tosco Marketing Company from February 1997 to March 1999. From August 1992 to February 1997, Mr. Shrader served in several capacities at Circle K Stores, Inc., including President of the Arizona Region, President of the Petroleum Products/Services Division, Vice President of Gasoline Operations, and Vice President of Gasoline Marketing. Mr. Shrader began his career in 1976 at The Southland Corporation and departed in 1992 as National Director of Gasoline Marketing.

     LAWRENCE K. WHITE has served as our Vice President-Finance and Treasurer since August 2000. Prior to joining our company, Mr. White served as the Vice President of Accounting for the Arizona Diamondbacks of Major League Baseball
(MLB), the Phoenix Suns of the National Basketball Association (NBA), Bank One Ballpark, and America West Arena. Mr. White began his career in public accounting with the Boston offices of Price Waterhouse and Pannell Kerr Forster from 1987 through 1992. Thereafter, he worked for two Boston area real estate companies until his hiring by the Arizona Diamondbacks in early 1996.

     JEFF SMIT has served as our Senior Vice President-Restaurant Operations since June 2001. Mr. Smit served as our Vice President of Operations prior to June of 2001. Mr. Smit joined us in 1994 and has been a general and regional manager. Prior to joining us, Mr. Smit worked for Carlson Restaurants Worldwide as a general manager in its T.G.I. Friday's operation. Prior to that, Mr. Smit worked in a variety of capacities in various restaurants.

     DAVID C. MOORE has served as vice president of Bamboo Club operations since November of 2001. From 1999 until he joined the company Mr. Moore was in the custom home building business, building under the name Ponderosa Homes, LLC, and owned a sports grill and bar franchise called Famous Sams through a company called Grand Slam 7, LLC. From 1995 through 1999 Mr. Moore was Senior Vice President for Tosco Marketing Company. Prior to that Mr. Moore was a Senior Vice President of Circle K Corporation.

     MICHAEL J. HERRON joined our company as General Counsel in March 2001 and has been Secretary since June 2001. Prior to joining us, Mr. Herron was actively engaged in the private practice of law in Miami Beach, Florida and in Aspen, Colorado. From April 1990 to February 2001 Mr. Herron was a member of the law firm of Garfield & Hecht, P.C., in Aspen, Colorado. Mr. Herron is a former President of the Miami Beach, Florida Bar Association and was a member of the Florida Bar Association's standing Ethics Committee.

                       SPECIAL CONSIDERATIONS-RISK FACTORS

     YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS, IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, IN EVALUATING OUR COMPANY AND OUR BUSINESS.

WE DEPEND ON CARLSON RESTAURANTS WORLDWIDE, INC.

     We currently operate 56 T.G.I. Friday's restaurants as a T.G.I. Friday's franchisee. We also manage an additional five T.G.I. Friday's restaurants for other franchisees. Carlson Restaurants Worldwide, Inc. (formerly TGI Friday's, Inc.) is the franchisor of T.G.I. Friday's restaurants. As a result of the nature of franchising and our franchise agreements with Carlson Restaurants Worldwide, our long-term success depends, to a significant extent, on

     * the continued vitality of the T.G.I. Friday's restaurant concept and the overall success of the T.G.I. Friday's system;

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

     During fiscal 2000, Carlson Restaurants Worldwide required us and its other franchisees to contribute 2.1% of gross sales to the national marketing pool. That sum was reduced to 1.7% during the last four months of 2001, as Carlson had no national campaign during that period. In 2002, Carlson Restaurants Worldwide intends to increase the national marketing pool to 2.7% and to have an active national campaign. We must pay or accrue these amounts regardless of whether or not our restaurants are profitable. In addition, the franchise agreements require us to operate our T.G.I. Friday's restaurants in accordance with requirements and specifications established by Carlson Restaurants Worldwide. These requirements and specifications relate to a variety of factors, including the following:

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

WE MAY NOT BE ABLE TO COMPLY WITH ALL OF THE REQUIREMENTS OF OUR DEVELOPMENT AGREEMENTS.

     During 2001, we renegotiated our development agreements with Carlson Restaurants Worldwide for southern and northern California. While we expect to fulfill our obligations under the terms of our development agreements as they exist for the south and Midwest areas and for California as they have been renegotiated, we can provide no assurance that we will successfully fulfill these obligations.

WE FACE RISKS ASSOCIATED WITH THE ACQUISITION AND INTEGRATION OF THE REDFISH, THE BAMBOO CLUB AND ALICE COOPER'STOWN RESTAURANTS, AND ANY OTHER ACQUIRED RESTAURANTS, WITH OUR EXISTING OPERATIONS.

     We must  integrate  the  operations  of our Redfish,  Bamboo Club and Alice
Cooper'stown restaurants with our existing operations in order to enhance revenue, realize cost savings, and achieve anticipated operating efficiencies. Because Redfish and Bamboo Club restaurants feature, and Alice Cooper'stown restaurants will feature, diverse menus served in an upscale atmosphere, these restaurants present operating requirements that differ from our existing T.G.I. Friday's restaurants. These requirements could result in unanticipated challenges to our management team. We may wish to acquire other complementary restaurant operations in the future. We may not be able to identify suitable acquisition candidates or make acquisitions on commercially acceptable terms. We also cannot provide assurance that we will be able to

     * effectively complete the integration of the Redfish, Bamboo Club, and Alice Cooper'stown operations or any future acquired businesses with our existing operations;

     * effectively manage the Redfish, Bamboo Club, and Alice Cooper'stown restaurants or the combined operations of our different restaurant concepts;

     * achieve our operating and growth strategies with respect to these businesses;

     * obtain increased revenue opportunities as a result of the anticipated synergies created by the Redfish, Bamboo Club, Alice Cooper'stown, and other acquisitions; or

     * reduce the overall selling, general, and administrative expenses associated with acquired operations.

     The integration of the management,  personnel,  restaurant operations,  and facilities  of  Redfish,  Bamboo  Club,  and  Alice  Cooper'stown  and any other businesses that we may acquire in the future could involve unforeseen difficulties. These difficulties could disrupt our ongoing business, distract our management and employees, and increase our expenses, which could have a material adverse effect on our business, financial condition, and operating results.

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

WE MAY NEED ADDITIONAL CAPITAL.

     The development of new restaurants requires funds for construction, tenant improvements, furniture, fixtures, equipment, training of employees, permits, initial franchise fees, and other expenditures. We expect that cash flow from operations, together with financing commitments, will be sufficient to develop the two T.G.I. Friday's restaurants, the one new Redfish restaurant, the one Alice Cooper'stown restaurant, and the eight new Bamboo Club restaurants that we plan to open during 2002. We will require funds to develop additional T.G.I. Friday's, Redfish, Bamboo Club, and Alice Cooper'stown restaurants after 2002 and to pursue any additional restaurant development or restaurant acquisition opportunities that may develop. In the future, we may seek additional equity or debt financing to provide funds so that we can develop or acquire additional restaurants. Such financing may not be available or may not be available on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to satisfy our obligations under our development agreements with Carlson Restaurants Worldwide or otherwise to expand our restaurant operations. See "Special Considerations - We may not be able to comply with all of the requirements of our development agreements." While debt financing will enable us to add more restaurants than we otherwise would be able to add, debt financing increases expenses and we must repay the debt regardless of our operating results. Future equity financings could result in dilution to our stockholders.

WE HAVE SIGNIFICANT BORROWINGS.

     We have incurred significant indebtedness in connection with our growth strategy. Our growth strategy has focused on restaurant acquisitions and internal restaurant development. As of December 31, 2001, we had long-term debt of approximately $47.2 million and a working capital deficit of $8.0 million.

     Our borrowings will result in interest expense of approximately $4.0 million in 2002 and $4.4 million in 2003, based on currently prevailing interest rates and assuming outstanding and contemplated indebtedness is paid in accordance with the existing payment schedules without any prepayments or additional borrowings. We must make these interest payments regardless of our operating results. Currently, 58 of our restaurants are pledged to secure our debt obligations. We also may seek additional equity or debt financing in the future to provide funds to develop or acquire additional restaurants. See "Special Considerations - We may need additional capital."

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

     Employees may file claims or lawsuits against us based on discrimination or wrongful termination. These claims or lawsuits could result in unfavorable publicity and could have a material adverse effect on our business.

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

OUR MANAGEMENT CONTROLS A SIGNIFICANT PORTION OF THE VOTING POWER OF OUR COMMON STOCK.

     Our directors and officers currently own, directly or indirectly, approximately 5,673, 922 shares, or 40.4%, of our outstanding common stock. These directors and officers also hold options to purchase an aggregate of 2,172,000 shares of common stock at exercise prices ranging from $1.88 to $5.00 per share. As a result, these persons voting together will have significant voting power.

THE EXISTENCE OF STOCK OPTIONS AND WARRANTS MAY ADVERSELY AFFECT THE TERMS OF FUTURE FINANCINGS.

     Stock options, to others than directors or officers, to acquire an aggregate of 865,497 shares of common stock currently are outstanding. An additional 193,000 have been reserved for issuance upon exercise of options that may be granted under our existing stock option plans. In addition, warrants to acquire 231,000 shares of common stock currently are outstanding. During the terms of those options and warrants, the holders of those securities will have the opportunity to profit from an increase in the market price of our common stock. The existence of options and warrants may adversely affect the terms on which we can obtain additional financing in the future, and the holders of options and warrants can be expected to exercise those options and warrants at a time when, in all likelihood, we would be able to obtain additional capital by offering shares of common stock on terms more favorable to us than those provided by the exercise of such options and warrants.

SALES OF LARGE NUMBERS OF SHARES COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

     Sales of substantial amounts of common stock in the public market, or even the potential for such sales, could adversely affect prevailing market prices for our common stock and could adversely affect our ability to raise capital. As of March 18, 2002, there were outstanding 14,052,600 shares of our common stock. All of these shares are freely transferable without restriction under the securities laws, unless they are held by our "affiliates," as that term is defined in the securities laws. Affiliates also are subject to certain of the resale limitations of Rule 144. Generally, under Rule 144, each person that beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us or one of our affiliates may, every three months, sell in ordinary brokerage transactions or to market makers an amount of shares equal to the greater of 1% of our then-outstanding common stock or the average weekly trading volume for the four weeks prior to the proposed sale of such shares.

WE DO NOT ANTICIPATE THAT WE WILL PAY DIVIDENDS.

     We have never paid any dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to the expansion and development of our business. In addition, the terms of our credit facilities limit our ability to pay dividends on our common stock.

ITEM 2. PROPERTIES

     In December 1998, we entered into a five-year lease for space to serve as our corporate offices. We acquired additional space in 2001 and in the first quarter of 2002. We believe that the leased space is adequate for our current and reasonably anticipated needs and that we will be able to secure adequate space upon the expiration of the lease.

     We also lease space for all of our restaurants. The initial lease terms range from 10 to 20 years and usually contain renewal options for up to 20 years. The leases typically provide for a fixed rental payment plus a percentage of our revenue in excess of a specified amount.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we are subject to routine contract, negligence, employment related, and other litigation in the ordinary course of business. We do not believe, based on the advice of legal council, that we are subject to any pending litigation that will have a material adverse effect on our business or financial condition, results of operations or liquidity.

     In 2001, we settled our dispute with Ameriserve, our former primary restaurant supplier, which in January 2000 filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Under the terms of the settlement we recouped approximately $1,591,000 (net of related expenses) of previously increased food costs, labor costs, and other expenses we incurred as a result of Ameriserve's breach of its obligations with us.

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

                                                          HIGH        LOW
                                                         ------      ------
     2000
         First Quarter..............................     $ 3.47      $ 3.00
         Second Quarter.............................       3.56        2.78
         Third Quarter..............................       3.38        2.19
         Fourth Quarter.............................       3.56        2.63
     2001
         First Quarter..............................     $ 3.13      $ 2.50
         Second Quarter.............................       4.15        2.94
         Third Quarter..............................       5.91        3.35
         Fourth Quarter.............................       5.81        3.55
     2002
         First Quarter (through March 18, 2002).....     $ 5.10      $ 4.00

     On March 18, 2002, there were 889 holders of record of our common stock. On March 18, 2002, the closing sale price of our common stock on the NASDAQ National Market was $4.88 per share.

     We have never declared or paid any cash dividends. We intend to retain any earnings to fund the growth of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our existing debt obligations limit our ability to pay cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for our company for the periods indicated. The selected consolidated financial data for each of the five fiscal years in the period ended December 31, 2001 has been derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, our former independent accountants, for the period through December 25, 2000, and for the year ended December 31, 2001, by KPMG LLP our current independent accountants.

     These data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and the notes thereto and
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                                                   FISCAL YEARS ENDED
                                                                        (IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
                                                             -------------------------------------------------------------
                                                              DEC. 31,     DEC. 25,     DEC. 27,     DEC. 28,     DEC. 29,
                                                               2001         2000         1999         1998         1997
                                                             ---------    ---------    ---------    ---------    ---------
STATEMENT OF OPERATIONS DATA:
Revenue ..................................................     211,823    $ 186,542    $ 140,294    $ 114,242    $ 107,018
Restaurant operating expenses:
  Cost of sales ..........................................      59,139       53,671       39,960       33,242       30,995
  Payroll and benefits ...................................      64,435       55,971       42,405       33,701       31,907
  Depreciation and amortization ..........................       8,632        7,490        4,664        3,730        3,265
  Other operating expenses ...............................      61,285       52,008       38,923       31,004       30,589
  Reduction of disputed liabilities ......................          --       (1,591)          --           --           --
                                                             ---------    ---------    ---------    ---------    ---------
    Total restaurant operating expenses ..................     193,491      167,549      125,952      101,677       96,756
                                                             ---------    ---------    ---------    ---------    ---------

Income from restaurant operations ........................      18,332       18,993       14,342       12,565       10,262
  Amortization of intangibles ............................       1,044          996          990          983          953
  General and administrative expenses ....................       8,105        7,868        5,955        4,906        4,559
  Pre-opening expenses ...................................       1,417        1,370        2,228          661          287
  New manager training expenses ..........................       1,676        1,914        1,748          731          562
  Impairment charges and other ...........................       3,453          (92)         494          (17)      (2,390)
  Management fee income ..................................        (432)        (611)        (865)      (1,082)        (979)
                                                             ---------    ---------    ---------    ---------    ---------

Operating income .........................................       3,069        7,548        3,792        6,383        7,270
  Non-operating gain .....................................          --          (11)          --           --           --
  Interest expense and other, net ........................       3,825        3,615        2,604        2,218        2,466
                                                             ---------    ---------    ---------    ---------    ---------

Income (loss) before income taxes, extraordinary loss, and
  cumulative effect of change in accounting principle ....        (756)       3,944        1,188        4,165        4,804
Income tax expense (benefit) .............................        (645)         250           50           --           --
                                                             ---------    ---------    ---------    ---------    ---------

Net income (loss) before extraordinary loss and cumulative
  effect of change in accounting principle ...............        (111)   $   3,694    $   1,138    $   4,165    $   4,804
                                                             =========    =========    =========    =========    =========

Net income (loss)(1)(2)(3) ...............................        (111)   $   3,678    $     970    $   4,165    $   3,166
                                                             =========    =========    =========    =========    =========

DILUTED EARNINGS PER SHARE:
  Net income (loss) before extraordinary loss and
    cumulative effect of change in accounting principle ..       (0.01)   $    0.34    $    0.11    $    0.39    $    0.47
  Net income (loss)(1)(2)(3) .............................       (0.01)   $    0.33    $    0.09    $    0.39    $    0.31
  Weighted average shares outstanding - diluted ..........      14,048       11,117       10,407       10,608       10,098

BALANCE SHEET DATA:
  Working capital (deficiency) ...........................   $  (7,987)   $  (7,692)   $ (16,652)   $  (2,807)   $  (1,330)
  Total assets ...........................................     112,462      108,261       86,525       70,255       61,168
  Long-term debt, net of current portion .................      47,232       44,395       31,513       28,264       24,308
  Stockholders' equity ...................................      40,207       40,499       27,383       26,372       22,203

----------
(1)  Fiscal 2000 includes a charge of $16,000 for early extinguishment of debt.
(2) Fiscal 1999 includes a charge of $168,000, or $0.02 per share, due to the cumulative effect of change in accounting principle related to the adoption of SOP 98-5. See Note 3 to our consolidated financial statements.
(3) Fiscal 1997 includes an extraordinary loss from debt extinguishment of $1,638,000, or $0.16 per share.

QUARTERLY RESULTS OF OPERATIONS

     The following table presents unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2001. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

                                                                      FISCAL QUARTER ENDED
                                  ---------------------------------------------------------------------------------------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                      2001                                            2000
                                  --------------------------------------------    ---------------------------------------------
                                  MAR. 26     JUNE 25     SEPT. 24    DEC. 31     MAR. 27     JUNE 26     SEPT. 25   DEC. 25(1)
                                  --------    --------    --------    --------    --------    --------    --------   ----------
Revenue .......................   $ 51,705    $ 53,229    $ 52,222    $ 54,667    $ 44,339    $ 47,297    $ 48,293    $ 46,613
Cost of sales .................     14,598      14,783      14,628      15,130      13,273      13,697      13,561      13,140
Income (loss) before income
  taxes, extraordinary loss,
  and cumulative effect of
  change in accounting
  principle ...................        788       1,554         723      (3,821)        318       1,103       1,104       1,419
Net income (loss) .............        788       1,554         723      (3,176)        404       1,083       1,013       1,178
                                  ========    ========    ========    ========    ========    ========    ========    ========

Net income (loss) per share
  before income taxes,
  extraordinary loss, and
  cumulative effect of change
  in accounting principle .....       0.06        0.11        0.05       (0.28)       0.04        0.11        0.10        0.08
Net income (loss) per share ...       0.06        0.11        0.05       (0.23)       0.04        0.11        0.10        0.08
                                  ========    ========    ========    ========    ========    ========    ========    ========

----------
(1) Includes a net gain of $92,000, or $0.01 per share, due to the settlement of condemnation proceedings offset by impairment of the assets of three under-performing restaurants. Includes a reduction in liabilities related to the Ameriserve settlement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We commenced our restaurant operations in May 1990 with the acquisition of four T.G.I. Friday's restaurants in Arizona and Nevada. During the past eleven years, we have grown through acquisitions and development of new restaurants. We currently own 66 restaurants and manage an additional five restaurants.

     During 1996, we had a change in management and implemented a long-term business strategy to enhance our financial position, to place more emphasis on our casual dining business in certain designated areas, and to dispose of underperforming assets.

     The first step was to strengthen our financial position. This was accomplished by (i) the sale of 1,250,000 shares of common stock for $2,500,000 through a private placement transaction in January 1997; (ii) the sale of five restaurants in northern California in January 1997 for $10,800,000, of which $8,000,000 in proceeds were used to repay debt; and (iii) new borrowings of $21,300,000 with a repayment period of 15 years. Proceeds from the new borrowings were used primarily to pay off debt with shorter repayment periods.

     We also renegotiated our development agreements with Carlson Restaurants Worldwide, Inc. to reduce the number of T.G.I. Friday's restaurants we were required to build with the intent to focus on those development territories that were most economically favorable. In addition, we recorded net restructuring and reorganization gains of $17,000 in 1998 and $2,390,000 in 1997 related to the disposition of various non-core assets and the write-down of certain core assets to realizable values.

     After these steps,  we strengthened  our operation and commenced  expansion
plans,   principally  through  developing  T.G.I.  Friday's  restaurants.   This
expansion was financed by borrowings from various lenders.

     The next step was taken in 1999 with the acquisition of our Redfish restaurants and concept and in 2000 with the acquisition of the Bamboo Club restaurants and concept. The Bamboo Club acquisition was financed in part by our rights offering to stockholders in 2000.

     In 2001, we entered into a new loan with Bank of America in the amount of $15,000,000, which we believe will be sufficient to fund all of the T.G.I. Friday's restaurants we plan to complete by June 2002. We executed an interest rate swap and locked in our interest rate on $12,500,000 of the loan total. We believe that this is a favorable rate, as our existing financing is at a higher rate, and that this portion of the loan will be sufficient to fund our current construction and expansion of T.G.I. Friday's restaurants for the next 6 months. The interest rate is performance based and indexed to the LIBOR rate plus a predetermined spread based upon our adjusted senior funded debt (as defined in the loan documents) to EBITDA. The interest rate is currently 8.54%. The interest rate swap qualifies as a cash flow hedge in accordance with SFAS No. 133. On a periodic basis, we will adjust the fair market value of the swap on the balance sheet and offset the amount of the change to other comprehensive income.

     In 2001, operations were impacted by soft economic conditions, especially in the fourth quarter and subsequent to the September 11th attacks on America. These conditions halted our positive same store sales increase record at 18 consecutive quarters and predicated the fourth quarter impairment write-down of five Company owned restaurants and the management agreement impairment write-down for six stores we manage in Northern California and El Paso, Texas. The total impairment charges were $3,453,000, of which $1,838,000 related to Company owned assets and $1,615,000 related to the management agreement impairment. We also faced two distinctive challenges in our T.G. I. Friday's California market, which affected operational profitability; a $0.50 per hour minimum wage increase effective January 1, 2001 and controlling the escalating utility prices. To effectively combat these challenges, we implemented a new labor program for our top store managers to manage multiple locations, where it was geographically efficient; and we implemented utility programs to measure optimum usage and to ensure cost efficiency.

     We opened seven new restaurants in 2001, including three T.G.I.Friday's, one Redfish and three Bamboo Club locations. The new T.G. I. Friday's restaurants are located in West Albuquerque, New Mexico; Roseville, California (Sacramento area); and Porter Ranch, California (Los Angeles area). The new Redfish restaurant is located in North Scottsdale, Arizona; and the new Bamboo Club restaurants are located in Tampa, Florida; Wellington, Florida (West Palm Beach area); and Tempe, Arizona (Phoenix area). We closed an under performing T.G. I. Friday's restaurant in El Paso, Texas. We will convert an underperforming Redfish restaurant in Cleveland, Ohio to another concept in 2002. The new concept is Alice Cooper'stown, a rock 'n' roll / sports themed restaurant, will debut to coincide with the opening of the major league baseball season in April 2002. The restaurant is located near Jacobs Field, home of the Cleveland Indians and the Rock 'n' Roll Hall of Fame.

     Our strategy is to continue reducing operating costs and expand our restaurant operations. This will entail continuing to build T.G.I. Friday's, Redfish, and Bamboo Club restaurants and evaluating other concepts in the casual dining segment.

CRITICAL ACCOUNTING POLICIES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions that are most important to the portrayal of the our financial condition and results of operations, in that they require management's most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to our operations. These critical accounting policies relate to the valuation and amortizable lives of long-lived assets, goodwill and to other identifiable intangible assets, valuation of deferred tax assets and reserves related to self-insurance. We periodically perform asset impairment analysis of long-lived assets related to our restaurant locations, goodwill and other identifiable intangible assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We use an actuarial based methodology utilizing historical experience factors to periodically adjust self-insurance reserves. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

                                                                              FISCAL YEAR ENDED
                                                                  --------------------------------------------
                                                                  DECEMBER 31,    DECEMBER 25,    DECEMBER 27,
                                                                     2001            2000            1999
                                                                    ------          ------          ------
Revenue ..................................................           100.0%          100.0%          100.0%
Restaurant operating expenses:
   Cost of sales .........................................            27.9            28.8            28.5
   Payroll and benefits ..................................            30.4            30.0            30.2
   Depreciation and amortization .........................             4.1             4.0             3.3
   Other operating expenses ..............................            28.9            27.9            27.8
   Reduction of disputed liabilities .....................              --            (0.9)             --
                                                                    ------          ------          ------
   Total restaurant operating expenses ...................            91.3            89.8            89.8
                                                                    ------          ------          ------
Income from restaurant operations ........................             8.7            10.2            10.2

   Amortization of intangibles ...........................             0.5             0.6             0.7
   General and administrative expenses ...................             3.8             4.2             4.2
   Preopening expenses ...................................             0.7             0.7             1.6
   New manager training expenses .........................             0.8             1.0             1.2
   Impairment charges and other ..........................             1.6             0.0             0.4
   Management fee income .................................            (0.2)           (0.3)           (0.6)
                                                                    ------          ------          ------
Operating income .........................................             1.4             4.0             2.7
Interest expense and other, net ..........................             1.8             1.9             1.9
                                                                    ------          ------          ------
Income (loss) before income taxes, extraordinary loss, and
   cumulative effect of change in accounting principle ...            (0.4)%           2.1%            0.8%
                                                                    ======          ======          ======

FISCAL 2001 COMPARED TO FISCAL 2000

     Revenue for the fiscal year ended December 31, 2001 increased 13.6% to $211.8 million compared with $186.5 million for the year ended December 25, 2000. This increase was primarily a result of opening seven new restaurants in 2000 and seven new restaurants in 2001. Same-store sales increased 1.9% for fiscal 2001 as compared with an increase in same-store sales of 5.1% for the comparable period in 2000. Revenue from alcoholic beverages accounted for 24.5% of revenue in 2001 and 24.4% in 2000.

     Cost of sales as a percentage of revenue decreased to 27.9% in 2001 from 28.8% in 2000. This decrease from the comparable period in 2000 resulted from multiple factors. Food costs were higher in 2000 because we were required to find alternative food suppliers to replace Ameriserve, our primary food supplier who declared bankruptcy in the first quarter of 2000. Additionally, we experienced increased food costs in 2001 due to sales mix changes and increases in meat and cheese costs. We offset these increases through improved operations, better margins on alcohol sales and maturing relationships with our suppliers that have led to more favorable contract terms.

     Payroll and benefit costs increased as a percentage of revenue to 30.4% in 2001 from 30.0% for the comparable period in 2000. This increase was primarily due to the $0.50 per hour minimum wage increase in our California market effective January 1, 2001 and higher management labor and benefits resulting from lower turnover.

     In total, depreciation and amortization increased as a percentage of revenue to 4.1% in 2001 from 4.0% for the comparable period in 2000. The increase was due primarily to the number of new restaurants we have opened in 2000 and 2001.

     Other operating expenses include rent, real estate taxes, common area maintenance charges, advertising, insurance, maintenance, and utilities. In addition, the franchise agreements between Carlson Restaurants Worldwide, and our company require a 4% of net sales royalty and a 4% of net sales marketing contribution. Each year we contribute to a TGI Friday's national marketing pool. In 2000, the pool contribution was 2.1% of net sales. In 2001, the pool contribution was 2.1% of net sales for the first three fiscal quarters and 1.7% of net sales for the fourth quarter. The pool contribution percentage decreased because Carlson Restaurants Worldwide cancelled its T.G.I. Friday's national advertising campaign for the entire fourth quarter. This contribution offsets a portion of our general 4% marketing requirement. Other operating expenses increased as a percentage of revenue to 28.9% in 2001 from 27.9% for the comparable period in 2000. The increase was due primarily to additional unit level advertising efforts, store rent increases, and additional energy and workers' compensation costs, especially in California.

     Reduction of disputed liabilities in 2000 represents the one-time settlement proceeds paid to us for the Ameriserve bankruptcy claim. Ameriserve was our primary food supplier until they declared bankruptcy in the first quarter of 2000.

     Amortization of intangible expenses include amortization on capitalized liquor licenses, loan financing fees, franchise fees, and goodwill. These amortization expenses decreased as a percentage of revenue to 0.5% in 2001 from 0.6% for the comparable period in 2000. The decrease in 2001 was primarily due to spreading a small increase in fixed expenses over a larger revenue base.

     General and administrative expenses decreased as a percentage of revenue to 3.8% in 2001 from 4.2% compared with the comparable period in 2000. The decrease was primarily due to reduced legal fees and recruiting expenses as we hired both an in house attorney and recruiter during 2001. In addition, reduction in travel expenses related to postponing all non-mandatory travel during the fourth quarter 2001 after the events of September 11 contributed to the overall decrease.

     Pre-opening expenses of $1,417,000, or 0.7% of revenue, were charged to operations during the year ended December 31, 2001 as compared to $1,370,000, or 0.7% of revenue, being charged to operations during the year ended December 25, 2000. The increase was due to opening of two Bamboo Clubs outside of our Phoenix, Arizona market (Central Florida) that resulted in additional travel expenses for our new store opening teams.

     New manager training expenses are those costs incurred in training newly hired or promoted managers, as well as those costs incurred to relocate those managers to permanent management positions. These expenses decreased to $1,676,000, or 0.8% of revenue, for the year ended December 31, 2001 as compared to $1,914,000, or 1.0 % of revenue, for the year ended December 25, 2000 primarily as a result of lower turnover.

     In 2001 and 2000, impairment charges and other included the impairment of certain leasehold improvements and other operating assets in accordance with SFAS No. 121. The charges amounted to $1,838,000 and $832,000 in 2001 and 2000, respectively to reduce the carrying value of these assets to their estimated fair value. In addition, we recorded an impairment expense of $1,615,000 in the fourth quarter of 2001 against a management agreement with CNL for six under performing locations we manage in Northern California and one location in El Paso, Texas. Other charges in 2000 included the final settlement proceeds of $924,000, net, received from the City and County of San Francisco, California in connection with condemnation proceedings against a Company owned restaurant.

     Management fee income represents 3% of store gross revenue charged to five T.G.I. Friday's locations we manage in Northern California and one location in El Paso, Texas for CNL. Based on the impairment of the management agreement in the fourth quarter of 2001, we did not record any management fee income for the fourth quarter of 2001.

     Interest expense and other, net was approximately $3,825,000 in 2001 compared with $3,615,000 in 2000. The net expense decreased as a percentage of revenue to 1.8% in 2001 from 1.9% for the comparable period in 2000. Although we incurred additional debt and a subsequent increase in interest expense in 2001, the increased expenses compared with 2000 were offset by more favorable interest rate conditions on our variable interest rate debt. As of December 31, 2001, approximately 50% of our total debt is tied to variable interest rates.

     An income tax benefit of $645,000 was recorded in 2001 because we offset net operating loss carryforwards against taxable income. We were in a taxable income situation in 2001 due to the recognition of various timing differences from 2000. In 2000, we recorded a $250,000 expense related to state income taxes due in certain states where net operating loss carryforwards are no longer available to us. At December 31, 2001, we had approximately $6,600,000 of net operating loss carryforwards including capital loss carryforwards available to offset future income for federal income tax purposes.

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

     Other operating expenses include rent, real estate taxes, common area maintenance charges, advertising, insurance, maintenance, and utilities. In addition, the franchise agreements between Carlson Restaurants Worldwide, and our company require a 4% of net sales royalty and a 4% of net sales marketing contribution. Each year we contribute to a T.G.I. Friday's national marketing pool. For 1999 and 2000, the pool contribution was 2.1% of net sales. This contribution offsets a portion of our general 4% marketing requirement. Other operating expenses increased as a percentage of revenue to 27.9% in 2000 from 27.8% in 1999. The increase was due primarily to additional energy and workers' compensation costs, especially in California.

     In total, depreciation and amortization increased as a percentage of revenue to 4.6% in 2000 from 4.0% in 1999. The increase was due primarily to the number of new restaurants we opened in 1999 and 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our primary use of funds over the past five years has been for the acquisition of existing T.G.I. Friday's restaurants, the development of new T.G.I. Friday's restaurants, and the acquisition and development of the Redfish and Bamboo Club restaurants and concepts. These acquisitions were financed principally through new stock issuance and the issuance of long-term debt and internally generated cash.

     In 2001, we entered into a $15,000,000 development facility financing agreement with Bank of America. For a period of 18 months, Bank of America will provide construction and permanent financing for certain T.G.I. Friday's units and equipment.

     In 2000, we purchased the remaining minority interest in Redfish America, LLC for $500,000 in cash and two Bamboo Club restaurant operations and the "Bamboo Club" name and concept for approximately $12,000,000 in cash. We financed the acquisition of the Bamboo Club restaurants with approximately $7.0 million from available cash resources and $5.0 million of short-term debt from one of our lenders. On October 10, 2000, we completed our stockholder rights offering by issuing 4,011,740 additional shares, or the maximum number available to our qualified stockholders. The net proceeds of $9,425,000 were used to repay the $5.0 million short-term debt and the remaining $4.3 million is being used to fund future new restaurant development.

     Net cash flows from operating activities were $12,547,000 in 2001, and $3,824,000 in 2000. These were supplemented by net cash flows from financing of $3,864,000 in 2001, $22,496,000 in 2000, and $3,755,000 in 1999, which we used to fund our acquisitions and development of new restaurants.

     Net cash used in investing activities was $11,510,000 in 2001, $24,810,000 in 2000 and $24,213,000 in 1999, which we used primarily to fund property and equipment purchases for our new restaurants and to acquire franchise rights and goodwill related to both the purchase and opening of new restaurants. These amounts were offset by cash received from the sale of assets related to our sale-leaseback transactions.

     Our current liabilities exceed our current assets due in part to cash expended on our development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days. At December 31, 2001, we had a working capital deficit of approximately $7,987,000.

     At December 31, 2001, we had a cash balance of $9,466,000. Monthly cash receipts have been sufficient to pay all obligations as they become due.

     At December 31, 2001, we had long-term debt of $47,232,000 and current portion of long-term debt of $3,012,000.

     Approximately $17,539,000 of this debt is a term loan comprised of five notes payable to one lender. Three of the notes bear interest at 9.457% per annum and two of the notes bear interest at the one month LIBOR rate plus 320 basis points. The notes are payable in equal monthly installments of principal and interest that total approximately $223,000 per month. The notes mature on May 1, 2012.

     During April 1999, we obtained a $5.0 million revolving line of credit with another lender. The line of credit is available to finance construction and other costs associated with developing new restaurants. Borrowings under the line of credit bear interest at bank prime plus 112.5 basis points. The line of credit includes covenants related to our net worth, fixed charge coverage ratio, profitability, and access to capital. We were in compliance with these covenants at December 31, 2001. The line of credit matures on July 15, 2002. At December 31, 2001, we had no borrowings outstanding under this line of credit.

     During November 1999, we entered into two working capital revolving loan agreements with another lender. One agreement provides for a maximum of $8,050,000 to finance 80% of the costs to develop seven T.G.I. Friday's restaurants. Borrowings under this agreement will mature in 10 years. These borrowings are secured by the assets financed with the borrowings and are guaranteed by certain of our subsidiaries. The other agreement provides for a maximum of $3,150,000 to finance 80% of the costs to furnish and equip seven T.G.I. Friday's restaurants. Borrowings under this agreement are secured by the assets financed with the borrowings and will mature in seven years. Borrowings under both agreements bear interest at 2.65% over the "30-Day Dealer Commercial Paper Rate," as defined in the agreements, or a combined rate of 4.42% at December 31, 2001. At December 31, 2001, we had outstanding borrowings of $5,924,000 under these agreements. These agreements include covenants related to our fixed charge coverage ratio and debt to adjusted cash flow ratio. We were in compliance with these covenants at December 31, 2001 and December 25, 2000.

     The remainder of our long-term debt consists of notes payable to various lending institutions. These notes bear interest at rates ranging from 7.22% to 11.0% and mature at various times over the next 15 years.

     We plan to develop at least eleven additional restaurants during fiscal 2002. Subsequent to December 31, 2001, we borrowed an additional $5,260,000 under the $15,000,000 facility financing agreement with Bank of America described above, but we have not entered into any new credit arrangements after December 31, 2001. As of March 27, 2002, we have permanent debt financing commitments totaling approximately $3,215,000 that we will use to fund restaurant development activity and working capital requirements through the remainder of 2002. The previously discussed $15,000,000 Bank of America development line makes up this remaining commitment.

     We lease all of our restaurants with terms ranging from 10 to 20 years. Minimum payments on our existing lease obligations are approximately $11.4 million in 2002 and $10.7 million per year through 2003.

     The Company's future debt and lease obligations are summarized by year as follows:

                           Debt      Minimum Lease   Total Cash
                        Maturities    Commitments   Obligations
                        ----------    -----------   -----------
      2002               $  3,012      $ 11,367      $ 14,379
      2003                  2,956        10,748        13,704
      2004                  3,187         9,962        13,149
      2005                  3,472         9,457        12,929
      2006                  3,604         8,682        12,286
      Thereafter           34,013        84,793       118,806
                         --------      --------      --------
                         $ 50,244      $135,009      $185,253
                         ========      ========      ========

     We believe that our current resources, our lines of credit, and expected cash flows from operations will be sufficient to fund our capital needs during the next 15 months at our anticipated level of new restaurant development. We may be required to obtain additional capital to fund our planned growth after April 2003. Potential sources of any such capital may include bank financing, strategic alliances, and additional offerings of our equity or debt securities. We cannot provide assurance that such capital will be available from these or other potential sources, and the lack of capital could have a material adverse effect on our business.

NEW ACCOUNTING PRONOUNCEMENTS

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

As of the date of adoption, the Company will have unamortized goodwill in the amount of $25,149,000 that will be subject to the transition provisions of Statements 141 and 142. Accumulated amortization related to goodwill is $5,914,000 as of December 31, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 2001, we were participating in a derivative financial instrument for which fair value disclosure is required under SFAS No. 133. From inception, we have reduced the fair value of the interest rate swap agreement discussed in the notes to the consolidated financial statements to a liability of $336,260 using "hedge accounting" per SFAS No. 133 as a result of the recent decline in interest rates. We have no other derivative financial instruments.

     Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made at variable interest rates of prime less 0.50%, 1.125% over prime, 3.20% over LIBOR, 2.75% over LIBOR, 3.50% over "30-Day Dealer Commercial Paper Rates," and 2.65% over "30-Day Dealer Commercial Paper Rates." At December 31, 2001, we had outstanding borrowings on these loans of approximately $25,069,000. Our net interest expense for 2001 was $3,825,000. A one percent variation on any of variable rates would have increased or decreased our total interest expense by $251,000 for the year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the consolidated financial statements, the report thereon, the notes thereto and the supplementary data commencing at page F-1 of this report, which consolidated financial statements, report, notes, and data are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On August 27, 2001, we engaged the accounting firm of KPMG LLP as our new independent public accountants and dismissed Arthur Andersen LLP. The decision to change our accounting firm was recommended and approved by the audit committee of our board of directors and approved by our board of directors. During the two most recent fiscal years and subsequent interim reporting periods preceding the date of this report, there were no disagreements between us and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, accounting scope or procedure, or any reportable events. The report of Arthur Andersen LLP on our consolidated financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Prior to their engagement, we had not consulted with KPMG LLP on either the application of accounting principles or type of opinion KPMG LLP might issue on our consolidated financial statements. Arthur Anderson LLP agreed with the above statements and a letter from it was attached to our Form 8-K filed on August 27, 2001.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item relating to our directors is incorporated by reference to our Proxy Statement to be filed for our 2002 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, "Business - Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to our Proxy Statement to be filed for our 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to our Proxy Statement to be filed for our 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to our Proxy Statement to be filed for our 2002 Annual Meeting of Stockholders.

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

(b)  REPORTS ON FORM 8-K.

     Not applicable.

(c)  EXHIBITS

EXHIBIT
NUMBER         EXHIBIT
------         -------
  3.1          Certificate of Incorporation of the Company(1)
  3.2          Certificate of Amendment of Restated Certificate of
               Incorporation(l)
  3.3          Amended and Restated Bylaws of the Company(1)
 10.1          Company's 1990 Stock Option Plan(2)
 10.5          Form of Franchise Agreement between the Company and
               TGI Friday's, Inc.(3)
 10.9          Form of Management Agreement between Main St. California II, Inc.
               and Main St.  California,  Inc.,  a wholly  owned  subsidiary  of
               Company(4)
10.10          Master Incentive  Agreements between Main St. California II, Inc.
               and Main St.  California,  Inc.,  a wholly  owned  subsidiary  of
               Company(4)
10.11          Employment Agreement with Bart A. Brown, Jr.(5)
10.11A         Employment Agreement dated January 1, 1999 between the Company and Bart A. Brown, Jr.(6)
10.13          Promissory Note between the Company and CNL Financial I, Inc.(5)
10.14          Promissory Note between the Company and CNL Financial I, Inc.(5)
10.15          Promissory Note between the Company and CNL Financial I, Inc.(5)
10.16          1995 Stock Option Plan(7)
10.17          Amended and Restated Development  Agreement between TGI Friday's,
               Inc. and Cornerstone Productions, Inc., a wholly owned subsidiary of the Company(8)
10.18          Amended and Restated Development  Agreement between TGI Friday's,
               Inc. and Main St. California,  Inc., a wholly owned subsidiary of the Company(8)
10.18A         First Amendment to Development Agreement dated February 10, 1999, between TGI  Friday's,  Inc.  and Main St.  California,  Inc.,  a
               wholly owned subsidiary of the Company(6)
10.18B         Second Amendment to Development Agreement dated November 6, 2001, between T.G.I.  Friday's.  Inc. and Main St. California,  Inc., a
               wholly owned subsidiary of the Company.
10.19          Amended and Restated Development  Agreement between TGI Friday's,
               Inc. and Main St. Midwest, Inc., a wholly owned subsidiary of the
               Company(8)
10.20          Amended and Restated  Purchase  Agreement  between RJR  Holdings,
               Inc. and Main St. California,  Inc., a wholly owned Subsidiary of the Company(8)
10.21          Development  Agreement  dated  April 22,  1998  between  Main St.
               California,  Inc. and TGI Fridays,  Inc., and First  Amendment to
               Development   Agreement  dated  February  10,  1999  between  TGI
               Friday's,  Inc.  and Main St.  California,  Inc.,  a wholly owned subsidiary of the Company (6)
10.21A         Second Amendment to Development  Agreement dated October 20, 1999 between T.G.I.  Friday's,  Inc. and Main St. California,  Inc., a
               wholly owned subsidiary of the Company.
10.21B         Third Amendment to Development  Agreement dated  November6,  2001 between T.G.I. Friday's, Inc. and Main St. California, Inc., a wholly owned subsidiary of the Company.
10.22          Stock Option Agreement dated August 5, 1996,  between the Company and John F. Antioco for 800,000 shares of Common Stock(9)

EXHIBIT
NUMBER         EXHIBIT
------         -------
10.22A         Stock Option  Agreement dated June 15, 1998,  between the Company and John F. Antioco  amending the Stock  Option  Agreement  dated
               August 5, 1996(9)
10.23          Stock Option  Agreement  dated  December  16,  1996,  between the
               Company  and Bart A.  Brown,  Jr.  for  250,000  shares of Common
               Stock.   (The  Company  issued  three   additional  Stock  Option
               Agreements  that  are  substantially  identical  in all  material respects,  except as to number of shares.  The four Stock  Option
               Agreements  give rights to purchase a total of 625,000  shares of
               Common Stock.)(9)
10.23A         Schedule of Stock Option  Agreements  substantially  identical to
               Exhibit 10.23(9)
10.24          Stock Option  Agreement dated July 14, 1997,  between the Company and Bart A. Brown,  Jr. for 75,000 shares of Common  Stock.  (The
               Company  issued one  additional  Stock Option  Agreement  that is substantially  identical in all material  respects,  except as to number of shares.  The two Stock Option Agreements give rights to purchase a total of 175,000 shares of Common Stock.)(9)
10.24A         Schedule of Stock Option  Agreements  substantially  identical to
               Exhibit 10.24(9)
10.25          Stock Option  Agreement dated June 15, 1998,  between the Company and James Yeager for 15,000 shares of Common Stock.  (The Company
               issued  two   additional   Stock  Option   Agreements   that  are
               substantially  identical in all material  respects,  except as to option  holder  and  number of  shares.  The three  Stock  Option
               Agreements  give rights to  purchase a total of 50,000  shares of
               Common Stock.)(9)
10.25A         Schedule of Stock Option  Agreements  substantially  identical to
               Exhibit 10.25(9)
10.26          Stock Option  Agreement  dated  December  31,  1998,  between the
               Company  and Tim Rose for  10,000  shares of Common  Stock.  (The
               Company  issued one  additional  Stock Option  Agreement  that is substantially  identical in all material  respects,  except as to option  holder  and  number  of  shares.  The  two  Stock  Option
               Agreements  give rights to purchase a total of 160,000  shares of
               Common Stock.)(9)
10.26A         Schedule of Stock Option  Agreements  substantially  identical to
               Exhibit 10.26(9)
10.27          Registration  Rights Agreement dated August 5, 1996,  between the
               Company and John F. Antioco(10)
10.28          1999 Incentive Stock Plan.(11)
10.29          Working  Capital  Management  Agreement  Reducing  Revolver  Loan
               Agreement dated November 2, 1999, between the Company and Merrill
               Lynch Business Financial Services, Inc. (12)
10.30          Working  Capital  Management  Agreement  Reducing  Revolver  Loan
               Agreement  dated  November  22,  1999,  between  the  Company and
               Merrill Lynch Business Financial Services, Inc. (12)
10.31          Form  of  Unconditional  Guaranty  executed  in  connection  with
               Working  Capital  Management  Agreement  Reducing  Revolver  Loan
               Agreement dated November 22, 1999. (Such guarantees were executed by Main St. California, Inc., Cornerstone Productions,  Inc., and
               Redfish America, LLC.) (12)
10.32          Form of Security  Agreement  executed in connection  with Working
               Capital  Management  Agreement  Reducing  Revolver Loan Agreement
               dated November 22, 1999. (Such security  agreements were executed by Main  St. California, Inc. and  Cornerstone Productions, Inc.)
               (12)
10.35          Credit  Agreement  dated  April 2, 1999,  between the Company and
               Imperial Bank (13)
10.35A         First Amendment to Credit Agreement dated August 2, 1999, between the Company and Imperial Bank (13)
10.35B         Second Amendment to Credit Agreement dated July 13, 2000, between the Company and Imperial Bank (13)
10.35C         Third  Amendment  to  Credit  Agreement  and First  Amendment  to
               Promissory  Note dated  July 5, 2001,  between  the  Company  and
               Imperial Bank
10.36          Revolving  Promissory  Note dated July 13, 2000, in the principal amount of $5,000,000 from the Company,  as Borrower,  to Imperial
               Bank, as Lender (13)
10.37          Term Promissory Note dated July 13, 2000, in the principal amount of $5,000,000 from the Company, as Borrower, to Imperial Bank, as Lender (13)
10.38          Unconditional  Guarantee  of  Payment  of  Term  Promissory  Note
               executed by John F. Antioco,  as Guarantor,  in favor of Imperial
               Bank, as Lender (13)

EXHIBIT
NUMBER         EXHIBIT
------         -------
10.39          Unconditional  Guarantee  of  Payment  of  Term  Promissory  Note
               executed  by Bart A.  Brown,  Jr.,  as  Guarantor,  in  favor  of
               Imperial Bank, as Lender (13)
10.40          401(k) Profit Sharing Plan (14)
10.41          Loan and Security  Agreement dated January 31, 2001, between Bank of America,  N.A., the Company,  and certain  subsidiaries of the
               Company listed therein (15)
16             Letter  from  Arthur   Andersen  LLP   regarding  the  change  in
               certifying accountant (16)
21             List of Subsidiaries
23.1           Consent of KPMG LLP
23.2           Consent of Arthur Andersen LLP

----------
(1) Incorporated by reference to the Company's Form 10-K for the year ended December 30, 1991, filed with the Securities and Exchange Commission on or about March 31, 1992.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-40993), which became effective in September 1991.
(3) Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on or about April 15, 1994.
(4) Incorporated by reference to the Company's Form 8-K Report filed with the Commission in January 1997.
(5) Incorporated by reference to the Company's Form 10-K for the year ended December 30, 1996, filed with the Securities and Exchange Commission on or about April 14, 1997.
(6) Incorporated by reference to the Company's Form 10-K for the year ended December 28, 1998, filed with the Securities and Exchange Commission on March 29, 1999.
(7) Incorporated by reference to Company's Proxy Statement for its 1995 Annual Meeting of Stockholders.
(8) Incorporated by reference to the Company's Form 10-K for the year ended December 29, 1997, filed with the Securities and Exchange Commission on March 27, 1998.
(9) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-78155), filed with the Securities and Exchange Commission on May 10, 1999.
(10) Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-78161) as declared effective on May 14, 1999.
(11) Incorporated by reference to Company's Registration Statement on Form S-8 (Registration No. 333-89931), filed with the Securities and Exchange Commission on October 29, 1999.
(12) Incorporated by reference to the Company's Form 10-K for the year ended December 27, 1999, filed with the Securities and Exchange Commission on March 28, 2000.
(13) Incorporated by reference to the Company's Form 8-K dated July 21, 2000, as filed with the Securities and Exchange Commission on July 24, 2000.
(14) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-55100) filed with the Securities and Exchange Commission on February 6, 2001.
(15) Incorporated by reference to the Company's Form 10-K for the year ended December 25, 2000, filed with the Securities and Exchange Commission on March 29, 2001.
(16) Incorporated by reference to the Company's Form 8-K dated September 4, 2001, as filed with the Securities and Exchange Commission on September 4, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MAIN STREET AND MAIN INCORPORATED


Date: April 1, 2002                    By: /s/ Bart A. Brown, Jr.
                                           -------------------------------------
                                           Bart A. Brown, Jr.
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                        POSITION                       DATE
        ---------                        --------                       ----

/s/ John F. Antioco              Chairman of the Board             April 1, 2002
-----------------------------
John F. Antioco

/s/ Bart A. Brown, Jr.           Chief Executive Officer           April 1, 2002
-----------------------------    and Director (Principal
Bart A. Brown, Jr.               Executive Officer)

/s/ William G. Shrader           President,                        April 1, 2002
-----------------------------    Chief Operating Officer,
William G. Shrader               and Director

/s/ Lawrence K. White            Vice President-Finance            April 1, 2002
-----------------------------    (Principal Financial
Lawrence K. White                and Accounting Officer)
                                 and Treasurer

/s/ David C. Moore               Vice President
-----------------------------    (Bamboo Club Operations)          April 1, 2002
David C. Moore

/s/ Michael J. Herron            Vice President
-----------------------------    General Counsel                   April 1, 2002
Michael J. Herron

/s/ Jane Evans                   Director                          April 1, 2002
-----------------------------
Jane Evans

/s/ John C. Metz                 Director                          April 1, 2002
-----------------------------
John C. Metz

/s/ Debra Bloy                   Director                          April 1, 2002
-----------------------------
Debra Bloy

                        MAIN STREET AND MAIN INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Independent Auditors' Report - KPMG LLP..................................... F-2

Report of Independent Public Accountants - Arthur Andersen LLP.............. F-3

Consolidated Balance Sheets as of December 31, 2001 and December 25, 2000... F-4

Consolidated Statements of Operations for the fiscal years ended
  December 31, 2001, December 25, 2000, and December 27, 1999............... F-5

Consolidated Statements of Changes in Stockholders' Equity for the
  fiscal years ended December 31, 2001, December 25, 2000, and
  December 27, 1999 ........................................................ F-6

Consolidated Statements of Cash Flows for the fiscal years ended
  December 31, 2001, December 25, 2000, and December 27, 1999 .............. F-7

Notes to Consolidated Financial Statements.................................. F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Main Street and Main Incorporated:

We have audited the accompanying consolidated balance sheet of Main Street and Main Incorporated (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Main Street and Main Incorporated and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, effective January 1, 2001.

                                        /s/ KPMG LLP

Phoenix, Arizona
March 12, 2002

                               ARTHUR ANDERSEN LLP
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Main Street and Main Incorporated:

We have audited the accompanying consolidated balance sheet of MAIN STREET AND MAIN INCORPORATED (a Delaware corporation) AND SUBSIDIARIES, (the Company) as of December 25, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 25, 2000 and December 27, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 25, 2000 and the results of its operations and its cash flows for each of the years ended December 25, 2000 and December 27, 1999, in conformity with accounting principles generally accepted in the United States of America.


/s/ Arthur Andersen LLP

Phoenix, Arizona
March 12, 2001

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PAR VALUE AND SHARE DATA)


                                                             DECEMBER 31,      DECEMBER 25,
                                                                2001               2000
                                                              ---------         ---------
ASSETS
Current assets:
  Cash and cash equivalents ..........................        $   9,466         $   4,565
  Accounts receivable ................................            2,683             6,263
  Inventories ........................................            2,416             1,624
  Prepaid expenses ...................................            1,255               744
                                                              ---------         ---------
     Total current assets ............................           15,820            13,196
Property and equipment, net ..........................           65,222            63,857
Other assets, net ....................................            3,969             2,466
Goodwill, net ........................................           25,149            26,355
Franchise fees, net ..................................            2,302             2,387
                                                              ---------         ---------

     Total assets ....................................        $ 112,462         $ 108,261
                                                              =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ..................        $   3,012         $   2,006
  Accounts payable ...................................            7,336             9,228
  Other accrued liabilities ..........................           13,459             9,654
                                                              ---------         ---------
     Total current liabilities .......................           23,807            20,888
Long-term debt, net of current portion ...............           47,232            44,395
Other liabilities and deferred credits ...............            1,216             2,479
                                                              ---------         ---------

     Total liabilities ...............................           72,255            67,762
                                                              ---------         ---------
Commitments,  contingencies and subsequent events
  (see notes 8 and 11)

Stockholders' equity:
Preferred stock, $.001 par value, 2,000,000 shares
  authorized, no shares issued and outstanding in 2001
  and 2000 ...........................................               --                --
Common stock, $.001 par value, 25,000,000 shares
  authorized, 14,052,600 and 14,044,791 shares issued
  and outstanding in 2001 and 2000, respectively .....               14                14
Additional paid-in capital ...........................           53,645            53,624
Accrued other comprehensive loss .....................             (202)               --
Accumulated deficit ..................................          (13,250)          (13,139)
                                                              ---------         ---------
     Total stockholders' equity ......................           40,207            40,499
                                                              ---------         ---------
          Total stockholders' equity and liabilities .        $ 112,462         $ 108,261
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

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                YEAR ENDED
                                                                             --------------------------------------------------
                                                                             DECEMBER 31,       DECEMBER 25,       DECEMBER 27,
                                                                                2001               2000               1999
                                                                              ---------          ---------          ---------
Revenue .............................................................         $ 211,823          $ 186,542          $ 140,294
                                                                              ---------          ---------          ---------
Restaurant operating expenses
  Cost of sales .....................................................            59,139             53,671             39,960
  Payroll and benefits ..............................................            64,435             55,971             42,405
  Depreciation and amortization .....................................             8,632              7,490              4,664
  Other operating expenses ..........................................            61,285             52,008             38,923
  Reduction of disputed liabilities .................................                --             (1,591)                --
                                                                              ---------          ---------          ---------
     Total restaurant operating expenses ............................           193,491            167,549            125,952
                                                                              ---------          ---------          ---------

Income from restaurant operations ...................................            18,332             18,993             14,342

Other operating expense and income:
  Amortization of intangible assets .................................             1,044                996                990
  General and administrative expenses ...............................             8,105              7,868              5,955
  Pre-opening expenses ..............................................             1,417              1,370              2,228
  New manager training expenses .....................................             1,676              1,914              1,748
  Impairment charges and other ......................................             3,453                (92)               494
  Management fee income .............................................              (432)              (611)              (865)
                                                                              ---------          ---------          ---------

Operating income ....................................................             3,069              7,548              3,792

  Non-operating gain ................................................                --                (11)                --
  Interest expense and other, net ...................................             3,825              3,615              2,604
                                                                              ---------          ---------          ---------
Income (loss) before income taxes, extraordinary loss,
  and cumulative effect of change in accounting principal ...........              (756)             3,944              1,188
  Income tax expense (benefit) ......................................              (645)               250                 50
                                                                              ---------          ---------          ---------
Net income before income taxes, extraordinary loss, and cumulative
  effect of change in accounting principal ..........................              (111)             3,694              1,138
  Debt extinguishment ...............................................                --                (16)                --
  Cumulative effect of change in accounting principle ...............                --                 --               (168)
                                                                              ---------          ---------          ---------

     Net income (loss)  .............................................         $    (111)         $   3,678          $     970
                                                                              =========          =========          =========
Basic earnings per share:
  Net income before cumulative effect of change in
    accounting principle ............................................         $   (0.01)         $    0.34          $    0.11
  Cumulative effect of change in accounting principle ...............                --                 --              (0.02)
                                                                              ---------          ---------          ---------
     Net income (loss) ..............................................         $   (0.01)         $    0.34          $    0.09
                                                                              =========          =========          =========
Diluted earnings per share:
   Net income before cumulative effect of change in
     accounting principle ...........................................         $   (0.01)         $    0.33          $    0.11
   Cumulative effect of change in accounting principle ..............                --                 --              (0.02)
                                                                              ---------          ---------          ---------
     Net income (loss) ..............................................         $   (0.01)         $    0.33          $    0.09
                                                                              =========          =========          =========
   Weighted average number of shares outstanding:
     Basic ..........................................................            14,048             10,944             10,008
                                                                              =========          =========          =========

     Diluted ........................................................            14,048             11,117             10,407
                                                                              =========          =========          =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                   COMMON STOCK                                    ACCUMULATED
                                             ----------------------    ADDITIONAL                     OTHER
                                                             PAR         PAID-IN    ACCUMULATED   COMPREHENSIVE
                                              SHARES        VALUE        CAPITAL      DEFICIT          LOSS       TOTAL
                                             --------      --------     --------     --------        --------      --------
BALANCES, December 28,1998 ...............      9,976      $     10     $ 44,149     $(17,787)             --      $ 26,372
  Shares issued in connection with
    options exercised (net) ..............         50            --           41           --              --            41
  Net income .............................         --            --           --          970              --           970
                                             --------      --------     --------     --------        --------      --------

BALANCES, December 27, 1999 ..............     10,026            10       44,190      (16,817)             --        27,383
  Shares issued in connection with rights
    offering (net) .......................      4,012             4        9,421           --              --         9,425
  Shares issued to employees .............          7            --           13           --              --            13
  Net income .............................         --            --           --        3,678              --         3,678
                                             --------      --------     --------     --------        --------      --------

BALANCES, December 27, 2000 ..............     14,045            14       53,624      (13,139)             --        40,499
                                             --------      --------     --------     --------        --------      --------
  Shares issued in connection with
    options exercised (net) ..............          7            --           21           --              --            21
  Shares issued to employees .............          1            --           --           --              --            --
Comprehensive income:
  Unrealized loss on hedging contract, net
    of $134,504 tax benefit ..............         --            --           --           --            (202)         (202)
  Net loss ...............................         --            --           --         (111)             --          (111)
                                             --------      --------     --------     --------        --------      --------
Comprehensive loss: ......................                                                                             (313)
                                                                                                                   --------

                                             --------      --------     --------     --------        --------      --------
BALANCES, December 31, 2001 ..............     14,053      $     14     $ 53,645     $(13,250)       $   (202)     $ 40,207
                                             ========      ========     ========     ========        ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             YEARS ENDED
                                                              -----------------------------------------
                                                              DECEMBER 31,   DECEMBER 25,  DECEMBER 27,
                                                                  2001          2000          1999
                                                                --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ........................................    $   (111)     $  3,678      $    970
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization .........................       9,676         8,486         5,654
     Gain on sale of assets ................................          --          (289)           --
     Impairment charges and other ..........................       3,453           (92)          494
     Extraordinary loss from debt extinguishments ..........          --            16            --
  Changes in assets and liabilities:
     Accounts receivable ...................................       1,994        (2,829)       (1,338)
     Inventories ...........................................        (792)         (171)         (613)
     Prepaid expenses ......................................        (511)         (123)          (28)
     Other assets, net .....................................      (1,610)         (414)           29
     Accounts payable ......................................      (1,892)       (4,805)        9,850
     Other accrued liabilities .............................       2,340           367         1,201
                                                                --------      --------      --------
          Cash provided by operating activities ............      12,547         3,824        16,219
                                                                --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid to acquire additional interest in subsidiary....          --            --          (500)
  Net additions to property and equipment ..................     (14,343)      (18,103)      (31,401)
  Cash paid to acquire franchise rights and goodwill .......         (18)      (12,139)         (238)
  Cash received from the sale of assets ....................       2,851         5,432         7,926
                                                                --------      --------      --------
          Cash used by investing activities ................     (11,510)      (24,810)      (24,213)
                                                                --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock .......................          --         9,541            41
  Financing and offering costs paid ........................          --          (103)           --
  Proceeds received from the exercise of stock options .....          21            --            --
  Long-term debt borrowings ................................       6,583        16,442         5,296
  Principal payments on long-term debt .....................      (2,740)       (3,384)       (1,582)
                                                                --------      --------      --------
          Cash provided by financing activities ............       3,864        22,496         3,755
                                                                --------      --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS ....................       4,901         1,510        (4,239)

CASH AND CASH EQUIVALENTS, BEGINNING .......................       4,565         3,055         7,294
                                                                --------      --------      --------

CASH AND CASH EQUIVALENTS, ENDING ..........................    $  9,466      $  4,565      $  3,055
                                                                ========      ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the year for interest ..................    $  4,259      $  4,163      $  3,218
                                                                ========      ========      ========

   Cash paid during the year for income taxes ..............    $  1,408      $    539      $    154
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

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     Main Street and Main Incorporated (the "Company") is a Delaware corporation engaged in the business of acquiring, developing, and operating restaurants. The Company currently owns 56 T.G.I. Friday's restaurants and operates five T.G.I. Friday's restaurants under a management agreement. The Company also owns and operates five Redfish, five Bamboo Club and will soon open one Alice Cooper'stown restaurant.

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

     USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions that are most important to the portrayal of the our financial condition and results of operations, in that they require management's most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to our operations. These critical accounting policies relate to the valuation and amortizable lives of long-lived assets, goodwill and to other identifiable intangible assets, valuation of deferred tax assets and reserves related to self-insurance. We periodically perform asset impairment analysis of long-lived assets related to our restaurant locations, goodwill and other identifiable intangible assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We use an actuarial based methodology utilizing historical experience factors to periodically adjust self-insurance reserves. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

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

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

     MANAGEMENT FEE INCOME

     The Company earns management fees on restaurants operated under contracts with a single owner. The management fees are based upon a percentage of adjusted revenues in accordance with the respective management agreements for each restaurant. In January 2000, three of the restaurants were sold by the owner, terminating the management agreements for those restaurants. As of December 31, 2001, the Company managed six restaurants, although one closed on February 26, 2002. Management fee income has not been recorded by the Company since September 2001 as a result of not meeting the cash flow provisions pursuant to the Management Agreement.

     INVENTORIES

     Inventories consist primarily of food, beverages, and supplies and are stated at the lower of cost determined on a first-in, first-out basis (FIFO) or net realizable value.

     FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash equivalents, accounts receivable, other assets, accounts payable, accrued liabilities, and other liabilities approximate fair value due to the short-term nature of these instruments. The revolving lines of credit approximate fair value as they bear interest at indexed rates. Fixed rate long-term debt is currently at rates similar to current quotations for similar debt.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, depreciated on a straight-line basis over the estimated useful lives, and consist of the following (in thousands):

                                                USEFUL LIVES
                                                  (YEARS)      DECEMBER 31, 2001   DECEMBER 25, 2000
                                                  -------      -----------------   -----------------
Land ........................................                      $    534            $    534
Building and leasehold improvements .........       5-20             53,650              45,163
Kitchen equipment ...........................       5-7              21,591              19,004
Restaurant equipment ........................       5-10              9,094               8,205
Smallwares and decor ........................       5-10              7,557               7,077
Office equipment, software, and furniture ...       5-7               4,711               4,226
                                                                   --------            --------
                                                                     97,137              84,209
Less:  Accumulated depreciation and
   amortization .............................                       (33,277)            (25,737)
                                                                   --------            --------
                                                                     63,860              58,472

Construction in progress ....................                         1,362               5,385
                                                                   --------            --------
   Total ....................................                      $ 65,222            $ 63,857
                                                                   ========            ========

     Depreciation and amortization expense was $7,912,000 for 2001, $7,087,000 for 2000, and $4,734,000 for 1999.

     Construction in progress (CIP) represents costs incurred by the Company during the development of future restaurant sites for fixtures and building improvements. As of December 25, 2000, approximately $4,800,000, respectively, of the CIP balance was related to assets held with the intent to sell upon completion and subsequently lease back.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

     FRANCHISE FEES

     Franchise fees represent the value assigned to the franchise agreements in the regions acquired and to the licenses to operate the restaurants. These agreements provide for an initial term of 20 to 30 years, with two renewal terms of 10 years each. These costs are being amortized on a straight-line basis over the life of the agreement and consist of the following (in thousands):

                                                   AMORTIZATION
                                                      PERIOD
                                                      (YEARS)       DECEMBER 31, 2001    DECEMBER 25, 2000
                                                      -------       -----------------    -----------------
Franchise fees and license costs............           20-30            $   3,163            $   3,156
Less:  Accumulated amortization.............                                 (861)                (769)
                                                                        ---------            ---------
   Total....................................                            $   2,302            $   2,387
                                                                        =========            =========

     GOODWILL

     The Company has recorded significant goodwill in conjunction with major acquisitions. These costs are being amortized on a straight-line basis over the estimated useful life of the goodwill and consist of the following (in thousands):

                                                   AMORTIZATION
                                                      PERIOD
                                                      (YEARS)       DECEMBER 31, 2001    DECEMBER 25, 2000
                                                      -------       -----------------    -----------------
Acquisition of Main Street California.......           15-30             $  16,632           $  16,391
Acquisition of Main Street Midwest..........           28-30                 2,182               2,182
Acquisition of Redfish, LLC.................           25                      500                 500
Acquisition of Cornerstone .................           15-20                   134                 134
Acquisition of Bamboo Club..................           15                   11,615              11,611
     Less:  Accumulated amortization........                                (5,914)             (4,463)
                                                                         ---------           ---------
         Total..............................                             $  25,149           $  26,355
                                                                         =========           =========

     OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following (in thousands):

                                          DECEMBER 31, 2001   DECEMBER 25, 2000
                                          -----------------   -----------------

Accrued payroll..........................    $   2,264           $   3,139
Accrued property and sales tax...........        1,763               1,345
Accrued insurance........................        2,616               1,669
Accrued rent.............................        2,120               1,661
Gift certificate liability ..............          951                 945
Other accrued liabilities................        3,745                 895
                                             ---------           ---------
         Total...........................    $  13,459           $   9,654
                                             =========           =========

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

     INCOME TAXES

     The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are provided based on temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, using enacted tax rates in the years in which the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

     EARNINGS PER SHARE

     Basic  earnings  (loss) per share ("EPS") is computed by dividing  earnings
(loss) available to stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to stock or resulted in the issuance of stock or resulted in the issuance of stock that then shared in the earnings or loss of the Company. The assumed exercise of outstanding stock options and warrants have been excluded from the calculations of diluted net loss per share as their effect is antidilutive.

     The Company has calculated earnings per share ("EPS") in accordance with SFAS No. 128, "EARNINGS PER Share." The following table sets forth basic and diluted EPS computations for the years ended December 31, 2001, December 25, 2000, and December 27, 1999, (in thousands, except per share amounts):

                                           2001                           2000                          1999
                               ----------------------------    --------------------------    -------------------------
                                                      PER                           PER                          PER
                                                     SHARE      NET                SHARE       NET              SHARE
                               NET LOSS   SHARES     AMOUNT    INCOME    SHARES    AMOUNT    INCOME    SHARES   AMOUNT
                               --------   ------     ------    ------    ------    ------    ------    ------   ------
Basic EPS ..................   $  (111)    14,048    $(0.01)   $ 3,678    10,944   $0.34     $   970    10,008   $0.09
Effect of stock
  options and warrants .....        --        533        --         --       173    0.01          --       399      --
Anti-dilutive stock ........        --         --
  options and warrants .....        --       (533)       --         --        --      --          --        --      --
                               -------    -------    ------    -------   -------   -----     -------   -------   -----
Diluted EPS ................   $  (111)    14,048    $(0.01)   $ 3,678    11,117   $0.33     $   970    10,407   $0.09
                               =======    =======    ======    =======   =======   =====     =======   =======   =====

     SEGMENT REPORTING

     The Company has adopted SFAS No. 131; "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements.

     The Company has three operating segments that are managed based on its restaurant concepts, T.G.I. Friday's, Redfish, and Bamboo Club. It may soon open a fourth for Alice Cooper'stown. SFAS No. 131 allows for aggregation of similar operating segments into a single reportable operating segment if the components are considered similar under certain criteria. As a result of the foregoing, the Company believes that its restaurants meet the criteria supporting aggregation of all restaurants into one operating segment. Accordingly, the Company has not presented separate financial information for each of its operating segments, as the Company's consolidated financial statements present its one reportable segment.

     DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company utilizes an interest rate swap agreement to hedge the effects of fluctuations in interest rates related to one of its long-term debt instruments. The interest rate swap agreement met the criteria for cash flow hedge accounting. Amounts receivable or payable due to settlement of the interest rate swap agreement are recognized as interest expense on a monthly basis. A mark-to market adjustment is recorded as

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

a component of stockholders' equity, net of taxes, to reflect the fair value of the interest rate swap agreement. The Company discontinues hedge accounting prospectively if it is determined that the derivative is no longer effective.

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

     The Company adopted these standards on December 26, 2000. On January 31, 2001, the Company entered into a $15,000,000 Development Facility financing agreement with Bank of America. For a period of 18 months, Bank of America will provide construction and permanent financing for certain Company T.G. I. Friday's units and equipment based upon either the appraised or real estate values. On January 31, 2001, the Company entered into an interest rate swap agreement with Bank of America. This swap agreement fixes the Company's one-month LIBOR base to 6.26% per annum on a total notional amount of
$12,500,000 through June 2014. All the loans provided by the Development Facility have interest rates that have a performance based formula of senior funded debt to EBITDA, with the spread over 30-day LIBOR being in the range of 1.75% to 2.75%. As of December 31, 2001, the interest rate swap agreement with Bank of America has a notional principal amount of $6,525,000. The swap qualifies as a cash flow hedge in accordance with SFAS No. 133. On a quarterly basis, the Company will adjust the fair value of the swap on the balance sheet (and charge/credit the amount of the change to other comprehensive income). As of December 31, 2001, the fair value of the hedge resulted in a liability of $336,260. The net-of-tax effect was ($201,756) in accumulated other comprehensive loss with a deferred tax asset of $134,504.

     NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Upon its initial adoption, Statement 142 eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill impairment, at least annually, based on the fair value of the reporting unit. The Company was required to adopt the provisions of Statement 141 immediately.

     As of the date of adoption, the Company will have unamortized goodwill in the amount of $25,149,000 which will be subject to the transition provisions of Statements 141 and 142. Accumulated amortization related to goodwill is $5,914,000 as of December 31, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     On October 3, 2001, the FASB issued  Statement No. 144,  ACCOUNTING FOR THE
IMPAIRMENT  OR  DISPOSAL  OF  LONG-LIVED  ASSETS,   which  addresses   financial
accounting and reporting for the impairment or disposal of long-lived assets.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

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

     RECLASSIFICATIONS

     Certain amounts in 2000 and 1999 have been reclassified to conform with the current year presentation.

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

     The Company has a policy of identifying and disposing of underperforming assets. Under this policy, management reviews the operations and current and projected cash flows. As a result of applying this policy, during fiscal years ended 2001, 2000, and 1999, the Company recognized a loss (gain) on the sale of assets and impairment of certain assets as follows (in thousands):

                                     DECEMBER 31,   DECEMBER 25,   DECEMBER 27,
                                        2001           2000           1999
                                        ----           ----           ----
Impairment charges and other ......   $ 3,453        $   (92)        $   494
                                      =======        =======         =======

     IMPAIRMENT CHARGES AND OTHER

     The Company reviews the operations and cash flows of each of its locations on a regular basis. At the end of the fourth quarter of 2001 and 2000, respectively, current and projected cash flow deficits indicated that certain leasehold improvements and other operating assets of several under-performing locations were impaired under SFAS No. 121. Accordingly, the Company recorded a pre-tax charge amounting to approximately $1,838,000 in the fourth quarter of 2001 and approximately $832,000 in the fourth quarter of 2000 to adjust the carrying value of these assets to their estimated fair value. Estimated fair value of assets was determined primarily on the likelihood of future use of the assets and the fair value of the assets if the Company were to close the specified locations. The majority of the assets impaired were leasehold improvements and certain kitchen equipment that would have no value in the event of future liquidation. Management determined that these assets have no future value because these items are permanently affixed to the premises, and would cause physical damage to the structure if removed and/or would be more costly to move than their net book value. During the fourth quarter 2001, the Company recorded an impairment charge of approximately $1,615,000 against its management agreement with CNL for five Northern California locations and the El Paso location.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

     Other charges include severance, contract termination, professional service costs, and settlement of litigation. Other charges of $924,000, net, in 2000 represents the final settlement gain (in excess of book value) the Company received from the City and County of San Francisco, California in connection with condemnation proceedings against a restaurant the Company operated. Other charges of $494,000 in fiscal 1999 include an approximately $835,000 increase in reserves for the final settlement and legal costs, which the Company settled in February 2000. This was offset by gains of approximately $341,000 resulting primarily from the adjustment of legal costs required to settle litigation.

     REDUCTION OF DISPUTED LIABILITIES

     During the first quarter of 2000, the Company's primary food distributor declared bankruptcy. Leading up to the bankruptcy, the Company experienced a reduction in performance by Ameriserve, causing disruption in the Company's operations and an increase in delivery and food costs as the Company searched for alternative sources of supply. The level of service provided by Ameriserve continued to decline subsequent to the bankruptcy. When Ameriserve declared bankruptcy, the Company had open accounts payable due Ameriserve, but also had the right of offset for costs incurred because Ameriserve dissolved its causal dining business. As of December 25, 2000, the Company was in negotiation to resolve the dispute with Ameriserve. A final settlement was reached which reduced the liability due by approximately $1,591,000. This amount is included in the fourth quarter of 2000.

     RESERVES

     Valuation reserves for the years ended December 31, 2001, December 25, 2000, and December 27, 1999 consist of the following:

                                         BALANCE AT
                                        BEGINNING OF     EXPENSE                    BALANCE AT
                                           PERIOD       RECORDED   PAYMENTS MADE  END OF PERIOD
                                        -----------   -----------   -----------    -----------
RESERVE FOR SETTLEMENT LOSSES:

   Year ended December 31, 2001         $   149,000   $        --   $  (115,000)   $    34,000
   Year ended December 25, 2000           1,153,000        90,000    (1,094,000)       149,000
   Year ended December 27, 1999           1,367,000       494,000      (708,000)     1,153,000

INSURANCE AND CLAIMS RESERVES:

   Year ended December 31, 2001         $ 1,668,700   $ 5,258,539   $(4,310,939)   $ 2,616,300
   Year ended December 25, 2000           1,593,800     3,764,600    (3,689,700)     1,668,700
   Year ended December 27, 1999           1,282,400     3,909,000    (3,597,600)     1,593,800

     In 2001, the Company paid the balance of the legal fees reserved for in 2000 amounting to $111,000. The remaining balance of $34,000 represents a reserve for the settlement of the remaining outstanding gift certificates from stores acquired in California during 1998.

     In 2000, the Company settled and paid its pending lawsuit. Subsequently, the Company settled the condemnation proceedings in San Francisco. Due to resolutions of these items and there being no other contingent events of which the Company is aware, the reserve for settlement losses decreased to a balance of $149,000 at December 25, 2000.

     In 1999, the Company had increased the reserve for settlement losses by approximately $494,000 because of the cost of the now-settled lawsuit offset by the adjustment of the expected reduced legal costs in conjunction with the condemnation proceeding in San Francisco. The reserve was decreased by approximately $341,000 related to a favorable determination in condemnation proceedings. The reserve was increased by approximately $835,000 due to settlement of a lawsuit in February 2000. The reserve balance in other accrued liabilities at December 27, 1999 was approximately $1,153,000 for the estimated remaining legal and condemnation costs.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

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

                                                                     DECEMBER 25,      DECEMBER 27,
                                                                         2000              1999
                                                                     -----------       -----------
                                                                 (In Thousands, Except Per Share Amounts)
Total revenues ...............................................       $   189,848       $   145,834
Net income before extraordinary loss and
  cumulative effect of change in accounting principle ........             4,373             1,769
Net income ...................................................             4,357             1,601
                                                                     ===========       ===========
Basic earnings per share:
  Net income before extraordinary loss and
    cumulative effect of change in accounting principle.......              0.40              0.18
  Net income after extraordinary loss and
    cumulative effect of change in accounting principle.......              0.40              0.16
                                                                     ===========       ===========
Diluted earnings per share:
  Net income before extraordinary loss and
    cumulative effect of change in accounting principle.......              0.39              0.17
  Net income after extraordinary loss and
    cumulative effect of change in accounting principle.......              0.39              0.15
                                                                     ===========       ===========

     The consolidated pro forma information includes adjustments to give effect to amortization of goodwill. The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition been made at the beginning of the periods presented, nor is it indicative of the results that may occur in the future.

4. INCOME TAXES

     Deferred income taxes arise due to differences in the treatment of income and expense items for financial reporting and income tax purposes. In prior years, the Company generated net operating losses. In. 2001, 2000, and 1999, the Company utilized net operating loss carryforwards. The effect of temporary differences and carryforwards that gave rise to deferred tax balances at December 31, 2001, and December 25, 2000, were as follows (in thousands):

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

NET DEFERRED TAX ASSETS/(LIABILITIES)                        DECEMBER 31, 2001       DECEMBER 25, 2000
-------------------------------------                        -----------------       -----------------
                                                                           (In Thousands)
Temporary differences:
  Basis differences in investments .....................          $   652                  $   664
  Basis differences in depreciable and amortizable
    assets .............................................           (3,944)                  (1,930)
  Provision for estimated expenses .....................            2,301                    2,019
  Revenue recognition ..................................               63                   (1,016)
Tax carryforwards:
  General business and AMT credits .....................            5,958                    5,689
  Net operating loss and capital loss carryforwards ....            2,320                    3,070
Valuation reserve ......................................           (5,700)                  (7,894)
                                                                  -------                  -------
          Total ........................................          $ 1,650                  $   602
                                                                  =======                  =======

     The amounts recorded as net deferred tax assets at December 31, 2001 and December 25, 2000, are included as a component of other assets in the consolidated balance sheets.

     Income tax expense (benefit) consists of the following (in thousands):

                                      CURRENT          DEFERRED          TOTAL
                                      -------          --------         -------
Year ended December 31, 2001:
U.S. Federal ...................      $   228          $  (913)         $  (685)
State and local ................          175             (135)              40
                                      -------          -------          -------
                                      $   403          $(1,048)         $  (645)
                                      =======          =======          =======

     The net change in the total valuation allowance for the year ended December 31, 2001 was a decrease of $2,194,000, and there was no change for the year ended December 25, 2000. At December 31, 2001, the Company had approximately $6,600,000 of federal net operating and capital loss carryforwards to be used to offset future income for income tax purposes. These carryforwards expire in the years 2002 to 2020. Management believes that its ability to utilize its net operating loss carryforwards and certain of its general business and AMT credits to offset future taxable income within the carryforward periods under existing tax laws and regulations is more likely than not. Reconciliations of the federal income tax rate to the Company's effective tax rate were as follows:

                                               DECEMBER 31, 2001     DECEMBER 25, 2000     DECEMBER 27, 1999
                                               -----------------     -----------------     -----------------
Statutory federal rate ....................           34.0%                34.0%                  34.0%
State taxes, net of federal benefit .......          (51.4)                 6.0                    6.0
Nondeductible expenses ....................           (4.4)                 0.4                    1.4
Benefit of FICA credit ....................             --                (17.5)                 (58.7)
Change in valuation allowance .............          107.1                (16.5)                  21.5
                                                     -----                -----                  -----
                                                      85.3%                 6.4%                   4.2%
                                                     =====                =====                  =====

     At December  31, 2001 and December  25,  2000,  $1,072,000  and $461,000 of
estimated income tax payments are included in prepaid expenses.

5. LINE OF CREDIT

     During April 1999, the Company obtained a $5.0 million revolving line of credit with another lender. The line of credit is available to finance construction and other costs associated with developing new restaurants. Borrowings under the line of credit bear interest at bank prime plus 112.5 basis

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

points. The line of credit includes covenants related to net worth, fixed charge coverage ratio, profitability, and access to capital. The Company was in compliance with these covenants at December 31, 2001. During the quarter ended September 21, 2001, we renewed our $5 million operating line at 1.125% over prime. The line of credit matures on July 15, 2002. At December 31, 2001, and December 25, 2000 the Company had no borrowings outstanding under this line of credit.

6. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                    MATURITY                                               DECEMBER 31,      DECEMBER 25,
                                     DATES        INTEREST RATES       MONTHLY PAYMENT        2001              2000
                                     -----        --------------       ---------------        ----              ----
CNL Term Loan II, .............      2012         9.457% and the             $ 87          $  17,539         $  18,454
  secured by assets of 16                         one month LIBOR
  T.G.I Friday's Restaurants                      rate plus 320
                                                  basis points

Bank of America ...............      2013          6.25 - 8.52%                30              6,525                --

Merrill Lynch .................    2007-2015              8.25%                15              5,925             6,324

FFCA ..........................    2002-2016        10.5%-11.0%                17                985             1,226

GE Capital ....................    2002-2014        7.22%-8.01%                38              3,442             3,789

FMAC ..........................    2010-2015        7.64%-11.0%                69             15,828            16,608
                                                                             ----          ---------         ---------

     Total ....................                                              $256             50,244            46,401
                                                                             ====
Less current portion ..........                                                               (3,012)           (2,006)
                                                                                           ---------          ---------
     Total ....................                                                            $  47,232          $  44,395
                                                                                            =========          =========

     In March 1997, the Company repaid existing debt with $8,000,000 of proceeds from the Northern California sale and with proceeds from new borrowings. The new borrowings from CNL ("Term Loan II") consist of five notes from one lender. Three of the notes bear interest at 9.457% and two of the notes bear interest at the one month LIBOR rate plus 320 basis points. All of the notes are payable in equal monthly installments of principal and interest of approximately $223,000 (combined) until the notes are paid in full on May 1, 2012. Proceeds from the Term Loan II were also used to repay a note payable to Carlson Restaurants Worldwide including accrued interest of $301,000, with the remaining proceeds used for general corporate purposes.

     The Term Loan II is secured by the assets of 16 T.G.I. Friday's restaurants and contains one financial covenant relative to a fixed charge coverage ratio, which the Company currently is in compliance with. Assets at 33 T.G.I. Friday's restaurants and assets at three Redfish restaurants have been pledged as collateral for other notes payable.

     On January 31, 2001, the Company entered into a $15,000,000 Development Facility financing agreement with Bank of America. For a period of 18 months, Bank of America will provide construction and permanent financing for certain Company T.G.I. Friday's units and equipment. During 2001, the company borrowed $6,525,000 from the new permanent long-term financing to fund the construction of three new locations. Those locations include a TGI Friday's in North Scottsdale AZ, Thousand Oaks, CA and N. Long Beach CA.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

     In May 1998, the Company acquired six T.G.I. Friday's restaurants in northern California for approximately $6,800,000, funded in part by the assumption of existing long-term debt and the addition of new long-term debt for a total increase in debt of $5,737,000.

     All long-term debt is secured by certain assets of various restaurant locations.

     Maturities of long-term debt, giving effect to the borrowings discussed above, are as follows at December 31, 2001 (in thousands):

           2002.......................................       $   3,012
           2003.......................................           2,956
           2004.......................................           3,187
           2005.......................................           3,472
           2006.......................................           3,604
           Thereafter.................................          34,013
                                                             ---------
                Total.................................       $  50,244
                                                             =========

7. STOCKHOLDERS' EQUITY

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

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

the cost recognition method are required. Had compensation cost for stock options awarded under this plan been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have reflected the following pro forma amounts:

                                 DECEMBER 31,      DECEMBER 25,     DECEMBER 27,
                                     2001              2000             1999
                                     ----              ----             ----
                                     (In Thousands, Except Per Share Amounts)
Net Income (loss):
    As Reported........             $(111)             $3,678          $ 970
    Pro Forma..........             $(961)             $2,736          $ 169

Basic EPS:
    As Reported........            $(0.01)              $0.34          $0.09
    Pro Forma..........             (0.07)               0.25           0.02

     A summary of the status of the Company's stock option plans at December 31, 2001, December 25, 2000, and December 27, 1999, and changes during the years then ended is presented in the table and narrative below:

                                             2001                       2000                        1999
                                     --------------------       --------------------        --------------------
                                                WTD. AVG.                  WTD. AVG.                   WTD. AVG.
                                     SHARES       PRICE         SHARES       PRICE          SHARES       PRICE
                                     ------       -----         ------       -----          ------       -----
Options outstanding at beginning
   of period.....................   2,733,000     $3.05        2,439,000     $3.22         2,381,000     $2.98
Granted..........................     447,000      3.79          473,000      3.38           737,000      3.30
Exercised........................      (6,999)     3.02                0      0.00          (234,459)     2.42
Cancelled........................    (135,504)     3.47         (179,000)     2.88          (444,541)     3.77
                                    ---------                  ---------                   ---------
Options outstanding at end
   of period.....................   3,037,497      3.14        2,733,000      3.05         2,439,000      3.22
                                    =========                  =========                   =========

Exercisable at end of period.....   2,112,332      2.96        1,859,333      2.91         1,642,544      2.79
                                    =========                  =========                   =========
Weighted average fair value of
   options granted...............                 $2.56                      $1.52                       $1.82
                                                  =====                      =====                       =====

     The weighted average fair value at the date of grant for options granted during fiscal 2001, 2000 and 1999 were estimated using the Black-Scholes pricing model with the following assumptions: weighted average risk-free interest rate of 5.22%, 6.29% and 5.95%; weighted average volatility of 50.00%, 52.70% and 65.76%; expected life of 4 years; and weighted average dividend yield of 0.0%.

     Details regarding the options outstanding as of December 31, 2001 are as follows:

                               OUTSTANDING                      EXERCISABLE
                 -----------------------------------------  --------------------
                                  WEIGHTED        WEIGHTED              WEIGHTED
                                  AVERAGE         AVERAGE               AVERAGE
  RANGE OF        NUMBER OF      REMAINING        EXERCISE  NUMBER OF   EXERCISE
EXERCISE PRICE      SHARES    CONTRACTUAL LIFE     PRICE      SHARES     PRICE
--------------      ------    ----------------     -----      ------     -----
$1.72 - $2.75       950,500      5.20 years        $2.24      917,167    $2.20
$3.00 - $3.65     1,801,997      7.73 years        $3.35      990,165    $3.26
$4.00 - $5.19       285,000      4.87 years        $3.85      205,000    $4.76
                  ---------                                 ---------
Total.........    3,037,497                                 2,112,332
                  =========                                 =========

     COMMON STOCK WARRANTS

     As of December 31, 2001 and December 25, 2000, the Company had 231,277 outstanding warrants to acquire its common stock with its lenders in connection with the issuances of previously paid off debt. The warrants are exercisable at $9.08 per share and expire in March 2004.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

8. COMMITMENTS AND CONTINGENCIES

     DEVELOPMENT AGREEMENTS

     The Company is obligated under four separate development agreements with Carlson Restaurants Worldwide to open 7 new T.G.I. Friday's restaurants through 2003. The development agreements give Carlson Restaurants Worldwide certain remedies in the event the Company fails to timely comply with the development agreements, including the right, under certain circumstances, to reduce the number of restaurants the Company may develop in related franchised territory or to terminate the Company's exclusive rights to develop restaurants in the related franchised territory. The Company's development territories include Arizona, Nevada, New Mexico, California and the Kansas City and El Paso metropolitan areas. In 2001, the development agreements were amended to create the above obligation. The Company estimates that it will invest approximately $5 million to open two stores in 2002 and approximately $12.5 million to open five stores in 2003.

     FRANCHISE, LICENSE, AND MARKETING AGREEMENTS

     In accordance with the terms of the T.G.I. Friday's restaurant franchise agreements, the Company is required to pay franchise fees of $50,000 for each restaurant opened. The Company also is required to pay a royalty of up to 4% of gross sales. Royalty expense was approximately $7,444,000, $6,634,000, and $4,830,000,under these agreements during 2001, 2000, and 1999, respectively. In addition, the Company could be required to spend up to 4% of gross sales on marketing. Marketing expense for T. G. I. Friday's locations under these agreements were approximately $4,772,000, $4,163,000, and $2,733,000, during 2001, 2000, and 1999, respectively.

     OPERATING LEASES

     The Company leases land and restaurant facilities under operating leases having terms expiring at various dates through January 2020. The restaurant leases have from two to three renewal clauses of five years each at the option of the Company, and have provisions for contingent rentals based upon a percentage of gross sales. The Company's minimum future lease payments as of December 31, 2001, were as follows (in thousands):

          2002.......................................       $   11,367
          2003.......................................           10,748
          2004.......................................            9,962
          2005.......................................            9,457
          2006.......................................            8,682
          Thereafter.................................           84,793
                                                            ----------
               Total.................................       $  135,009
                                                            ==========

     Rent expense during 2001, 2000, and 1999, was approximately $10,836,000, $8,662,000, and $6,948,000, respectively. In addition, the Company paid contingent rentals of $1,060,000, $957,000, and $678,000, during 2001, 2000, and
1999,  respectively.  The  difference  between  rent  expense  and rent  paid is included in other liabilities and deferred credits in the accompanying consolidated balance sheets.

     SALE-LEASEBACK TRANSACTIONS

     During  the first  quarter  of  fiscal  2001,  the  Company  completed  two sale-leaseback transactions with regard to the buildings, fixtures, and improvements at two restaurant sites whereby the Company leased back the restaurant sites under operating leases over a twenty-year period under terms similar to those in the preceding paragraph. The Company received proceeds of approximately $3,219,000. The transactions resulted in a deferred gain of approximately $41,000, which will be accreted to income as a reduction of rent over the twenty-year lease terms. Pursuant to the lease agreements, annual base rent was approximately $469,000 as of December 31, 2001, with 10% increases in base rent occurring in 2005, 2010, and 2015. In addition, the Company may be required to pay percentage rent if revenue levels reach certain break points. In 2001, no percentage rent was required for these locations.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

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

     CONTINGENCIES

     In the normal course of business, the Company is named as a defendant in various litigation matters. In management's opinion, based on consultation with legal counsel, the ultimate resolution of these matters will not have a material impact on the Company's financial position, results of operations or liquidity.

     The Company is also subject, from time to time, to audit by various taxing authorities reviewing the Company's income, property, sales, use, and payroll taxes. Management believes that any finding from such audits will not have a material impact on its financial position, results of operations or liquidity

9. BENEFIT PLANS

     The Company maintains a 401(k) Savings Plan for all of its employees. The Company currently matches 50% of the participants' contributions for the first 4% of the participants' compensation. Contributions by the Company were approximately $ 248,000, $174,000, and $122,000, during 2001, 2000, and 1999, respectively.

10. RELATED PARTY TRANSACTIONS

     In December 1993, the Company entered into a five-year lease agreement for corporate office space with an entity controlled by Steven Sherman, who served as a director of the Company until February 2000. During 1998 the lease was amended to extend the original term through January 31, 2004. Approximately $253,000, $224,000, and $244,000, were paid in rent for this leased space during 2001, 2000, and 1999, respectively. In addition, a new lease was entered into with the same entity in 2002 wherein the Company leased additional office space with a term commencing on April 1, 2002.

     The Company is under contract to manage five restaurants with an unrelated party. The Company is obligated to provide both restaurant management and capital to the operations. The Company receives a management fee for these services. The fees totaled $432,000, $611,000, and $865,000, in each of the fiscal years of 2001, 2000, and 1999, respectively. Management fee income has not been earned or recorded by the Company since the end of the first quarter 2001 as a result of not meeting the cash flow provisions pursuant to the Management Agreement. At December 31, 2001 the company recorded an impairment charge against the Management Agreement in the amount of $1,615,000. The Company had receivables of approximately $1,167,000 and $2,210,000 for 2001 and 2000 respectively, related to the funding of the operations.

11. SUBSEQUENT EVENT

     On March 19, 2002, the Company purchased the land and building of the El Paso store that was closed in the fourth quarter of 2001 for $1,603,000.