Form 10-Q
period 2002-04-01
MAIN STREET & MAIN INC
filed 2002-05-16
CIK 847466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly Period Ended April 1, 2002


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock, $.001 par value, of registrant outstanding at April 26, 2002: 14,067,598

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                                      INDEX

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements - Main Street and Main Incorporated

           Condensed Consolidated Balance Sheets - April 1, 2002 (unaudited)
           and December 31, 2001                                               3

           Condensed Consolidated Statements of Operations -
           Three Months Ended April 1, 2002 and March 26, 2001 (unaudited)     4

           Condensed Consolidated Statements of Cash Flows - Three Months
           Ended April 1, 2002 and March 26, 2001 (unaudited)                  5

           Notes to Condensed Consolidated Financial Statements (unaudited)    6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.                                                 8

Item 3. Quantitative and Qualitative Disclosure About Market Risk             12

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      12

SIGNATURES                                                                    12

ITEM 1. FINANCIAL STATEMENTS

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Par Value and Share Data)

                                                                          APRIL 1,    DECEMBER 31,
                                                                            2002         2001
                                                                          ---------    ---------
ASSETS                                                                   (unaudited)
Current assets:
  Cash and cash equivalents .........................................     $   8,107    $   9,466
  Accounts receivable, net ..........................................         2,060        2,683
  Inventories .......................................................         2,440        2,416
  Prepaid expenses ..................................................         1,536        1,255
                                                                          ---------    ---------
       Total current assets .........................................        14,143       15,820
Property and equipment, net .........................................        68,187       65,222
Other assets, net ...................................................         4,178        3,969
Goodwill, net .......................................................        25,149       25,149
Franchise fees, net .................................................         2,266        2,302
                                                                          ---------    ---------
       Total assets .................................................     $ 113,923    $ 112,462
                                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt .................................     $   2,848    $   3,012
  Accounts payable ..................................................         4,803        7,336
  Other accrued liabilities .........................................        12,848       13,459
                                                                          ---------    ---------
       Total current liabilities ....................................        20,499       23,807

Long-term debt, net of current portion ..............................        50,797       47,232
Other liabilities and deferred credits ..............................         1,107        1,216
                                                                          ---------    ---------
       Total liabilities ............................................        72,403       72,255
                                                                          ---------    ---------
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized; no
  shares issued and outstanding in 2002 and 2001 ....................            --           --
Common stock, $.001 par value, 25,000,000 shares authorized;
  14,052,600 and 14,044,791 shares issued and outstanding in 2002
  and 2001, respectively ............................................            14           14
Additional paid-in capital ..........................................        53,671       53,645
Accumulated deficit .................................................       (11,982)     (13,250)
Other comprehensive loss ............................................          (183)        (202)
                                                                          ---------    ---------
       Total stockholders' equity ...................................        41,520       40,207
                                                                          ---------    ---------
             Total stockholders' equity and liabilities .............     $ 113,923    $ 112,462
                                                                          =========    =========

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                            THREE MONTHS ENDED
                                                          ----------------------
                                                               (UNAUDITED)
                                                          APRIL 1,     MARCH 26,
                                                            2002         2001
                                                          --------     --------
Revenue .............................................     $ 55,329     $ 51,705
                                                          --------     --------
Restaurant operating expenses
  Cost of sales .....................................       15,183       14,598
  Payroll and benefits ..............................       16,896       15,835
  Depreciation and amortization .....................        1,832        2,004
  Other operating expenses ..........................       15,832       14,681
                                                          --------     --------
       Total restaurant operating expenses ..........       49,743       47,118
                                                          --------     --------

Income from restaurant operations ...................        5,586        4,587

  Amortization of intangible assets .................           91          253
  General and administrative expenses ...............        2,164        1,885
  Preopening expenses ...............................          442          398
  New manager training expenses .....................          366          368
  Management fee income .............................           --         (139)
                                                          --------     --------

Operating income ....................................        2,523        1,822

  Interest expense and other, net ...................          920        1,034
                                                          --------     --------

Net income before income tax ........................        1,603          788
  Income tax expense ................................          289           --
                                                          --------     --------

Net income before extraordinary loss from debt
  extinguishment ....................................        1,314          788

Extraordinary loss from debt extinguishment .........           46           --
                                                          --------     --------

Net income ..........................................     $  1,268     $    788
                                                          ========     ========
Basic earnings per share
  Net income before extraordinary loss from debt
    extinguishment ..................................     $   0.09     $   0.06
  Extraordinary loss from debt extinguishment .......           --           --
                                                          --------     --------

         Net income .................................     $   0.09     $   0.06
                                                          ========     ========
Diluted earnings per share
  Net income before extraordinary loss from debt
    extinguishment ..................................     $   0.09     $   0.06
  Extraordinary loss from debt extinguishment .......           --           --
                                                          --------     --------

         Net income .................................     $   0.09     $   0.06
                                                          ========     ========
Weighted average number of shares outstanding
  -- Basic ..........................................       14,053       14,046
                                                          ========     ========
Weighted average number of shares outstanding
  -- Diluted ........................................       14,801       14,188
                                                          ========     ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                             THREE MONTHS ENDED
                                                             -------------------
                                                                 (UNAUDITED)
                                                             April 1,  March 26,
                                                               2002       2001
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................   $ 1,268    $   788
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization ......................     1,923      2,257
      Changes in assets and liabilities:
      Accounts receivable, net ...........................       623        492
      Inventories ........................................       (24)      (179)
      Prepaid expenses ...................................      (281)       (24)
      Other assets, net ..................................      (245)       135
      Accounts payable ...................................    (2,533)    (3,620)
      Other accrued liabilities and deferred credits .....      (701)      (536)
                                                             -------    -------
         Cash provided by (used in) operating activities .        30       (687)
                                                             -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net additions to property and equipment ................    (4,816)    (3,174)
  Cash paid to acquire franchise rights and goodwill .....        --        (18)
                                                             -------    -------
         Cash used in investing activities ...............    (4,816)    (3,192)
                                                             -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings ..............................     5,260        458
  Principal payments on long-term debt ...................    (1,859)      (552)
  Proceeds received from the exercise of stock options ...        26         --
                                                             -------    -------
         Cash provided by (used in) financing activities .     3,427        (94)
                                                             -------    -------

NET CHANGE IN CASH AND CASH EQUIVALENTS ..................    (1,359)    (3,973)
CASH AND CASH EQUIVALENTS, BEGINNING .....................     9,466      4,565
                                                             -------    -------
CASH AND CASH EQUIVALENTS, ENDING ........................   $ 8,107    $   592
                                                             =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes ...........        31        282
  Cash paid during the period for interest ...............   $   991    $ 1,077
                                                             =======    =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        MAIN STREET AND MAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 1, 2002
                                   (Unaudited)

1. INTERIM FINANCIAL REPORTING

The accompanying condensed consolidated financial statements have been prepared without an independent audit pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of the Company, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. For a complete description of the accounting policies, see the Company's Form 10-K Annual Report for the fiscal year ended December 31, 2001.

The Company operates on fiscal quarters of 13 weeks. The results of operations for the three months ended April 1, 2002, are not necessarily indicative of the results to be expected for a full year.

2. PROPERTY AND EQUIPMENT

Property and equipment includes $1,603,000 that represents the purchase of the building and land of the El Paso restaurant location that was closed on October 16, 2001. The Company intends to hold these assets for sale.

3. INCOME TAXES

The company recorded an income tax provision for the period ended April 1, 2002. In prior years, the Company did not have an income tax provision due to the utilization of operating losses and tax loss and credit carryforwards. Although the Company still has tax credit carryforwards available, the law limits the estimated amount that can be realized in 2002. Based on these circumstances, the Company has estimated their effective tax rate during 2002 to be 18%.

4. ACCOUNTING PRONOUNCEMENTS

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

The Company adopted FASB Statement No.'s 141 and 142 effective January 1, 2002. Upon adoption, the Company has net unamortized goodwill in the amount of $25,149,225 that is subject to the transition provisions of Statements 141 and
142. The effect the Company's adoption of this method of accounting resulted in a reduction in amortization expense of $357,000 for the period ended April 1, 2002.

In connection with the transitional goodwill impairment evaluation, Statement 142 requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. SFAS No. 142 also requires us to complete a transitional goodwill impairment test on or before June 30, 2002. We are in the process of completing this analysis. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

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

5. DERIVATIVE INSTRUMENTS AND HEDGE ACTIVITY

The Company follows the accounting guidelines of SFAS 133 as amended.

On January 31, 2001, the Company entered into a $15 million Development Facility with Bank of America to provide construction and permanent financing for certain Company T.G.I. Friday's units. During an 18-month Development Period ending July 31, 2002, the Facility allows for borrowings up to $15 million at an interest rate indexed to the Bank's Prime rate less 50 basis points. Subsequent to the Development Period, the Facility converts to term debt and begins amortizing over a twelve-year period. The term debt will have interest rates with a performance-based formula of senior funded debt to EBITDA, with the range over 30-day LIBOR being 1.75% to 2.75%. In conjunction with this note, on January 31, 2001, the Company entered into an interest rate swap agreement with Bank of America. This swap agreement effectively fixes the Company's one-month LIBOR base to 6.26% per annum on a notional amount of $12,500,000 from July 2002 through June 2014. The swap qualifies as a cash flow hedge in accordance with SFAS No. 133. On a periodic basis, the Company will adjust the fair market value of the swap on the balance sheet and offset the amount of the change to other comprehensive income. As of April 1, 2002, the fair value of the hedge resulted in a liability of $247,673. The net-of-tax effect was ($148,604) in accumulated other comprehensive loss with a deferred tax asset of $99,069.

On March 26, 2002, the Company entered into a second interest rate swap agreement with Bank of America on a note held by CNL Funding with a remaining unpaid balance of $5,516,000. The interest rate on the note, 9.457%, is the same as the interest rate to be received under the interest rate swap agreement. The swap effectively floats the 9.457% note to a 30-day LIBOR base plus a spread of 4.34% on a notional amount of $5,516,000. On a quarterly basis, the Company adjusts the fair value of the swap on the balance sheet (and charges/credits the amount of the change to other comprehensive income). As of April 1, 2002, the fair value of the hedge resulted in a liability of $57,399. The net-of-tax effect was ($34,439) in accumulated other comprehensive loss with a deferred tax asset of $22,960.

6. COMPREHENSIVE INCOME

The Company's comprehensive income consists of net income and adjustments to derivative statements. The components of comprehensive income are as follows (in thousands):

                                                      THREE MONTHS ENDED
                                                --------------------------------
                                                APRIL 1, 2002     MARCH 26, 2001
                                                -------------     --------------

Net income                                          $1,268             $ 788
Other comprehensive income (loss),
  net of taxes;
    derivative income (loss),
    net of taxes of $12 and $124
    for the period ended April 1, 2002
    and March 26, 2001, respectively                    19              (184)
                                                    ------             -----

Comprehensive income                                $1,287             $ 604
                                                    ======             =====

7. EARNINGS PER SHARE

The following table sets forth basic and diluted earnings per share, or "EPS", computations for the three months ended April 1, 2002, and March 26, 2001 (in thousands, except per share amounts):

                                                             THREE MONTHS ENDED
                                        -------------------------------------------------------------
                                                APRIL 1, 2002                   MARCH 26, 2001
                                        ----------------------------    -----------------------------
                                          NET              PER SHARE      NET               PER SHARE
                                        INCOME    SHARES     AMOUNT     INCOME     SHARES     AMOUNT
                                        ------    ------     ------     ------     ------     ------
Basic                                  $ 1,268    14,053     $ 0.09     $ 788      14,046     $ 0.06

Effect of stock options
  and warrants                              --       748        --         --         142         --
                                       -------   -------     ------     -----     -------     ------
Diluted                                $ 1,268    14,801     $ 0.09     $ 788      14,188     $ 0.06
                                       =======   =======     ======     =====     =======     ======

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

                                                        THREE MONTHS ENDED
                                                  ------------------------------
                                                  APRIL 1, 2002   MARCH 26, 2001
                                                  -------------   --------------
Revenue                                               100.0%          100.0%

RESTAURANT OPERATING EXPENSES:
Cost of sales                                          27.4            28.2
Payroll and benefits                                   30.5            30.6
Depreciation and amortization                           3.3             3.9
Other operating expenses                               28.6            28.4
                                                       ----            ----
Total restaurant operating expenses                    89.8            91.1
                                                       ----            ----

Income from restaurant operations                      10.2             8.9

OTHER OPERATING (INCOME) EXPENSES:
Amortization of intangible assets                       0.2             0.5
General and administrative expenses                     3.9             3.6
Preopening expenses                                     0.8             0.8
New manager training expenses                           0.7             0.7
Management fee income                                    --            (0.3)
                                                       ----            ----
Operating income                                        4.6             3.6
Interest expense and other, net                         1.7             2.0
                                                       ----            ----
Net income before income taxes                          2.9             1.6
Income taxes                                            0.5              --
                                                       ----            ----
Net income before extraordinary loss from
   debt extinguishment                                  2.4             1.6
Extraordinary loss from debt extinguishment             0.1              --
                                                       ----            ----
Net income                                              2.3%            1.6%
                                                       ====            ====

THREE  MONTHS  ENDED APRIL 1, 2002,  COMPARED  WITH THREE MONTHS ENDED MARCH 26,
2001

Revenue for the three months ended April 1, 2002, increased by 7% to $55,329,000 compared with $51,705,000 for the comparable quarter in 2001. The increases for the three months ended April 1, 2002 from the comparable period in 2001 resulted from the opening of four new restaurants since the first quarter of 2001. Additionally, we had a same-store sales increase of 2.4% for the quarter compared to 2.5% for the comparable quarter in 2001. Although our string of 18 consecutive quarters of same-store sales increases was broken in the last quarter of 2001, as a result of new media promotions, we returned to positive same-store sales for the period ended April 1, 2002.

Cost of sales as a percentage of revenue decreased to 27.4% for the three months ended April 1, 2002, compared with 28.2% for the comparable quarter in 2001. The decline in cost of sales from the comparable period in 2001 was a result of favorable arrangements with our principal food and beverage suppliers. Although we experienced increased costs in produce, these increases were offset by lower protein costs and improved beverage and alcohol margins.

Payroll and benefit costs decreased as a percentage of revenue to 30.5% for the three months ended April 1, 2002, compared to 30.6% for the comparable quarter in 2001. Effective January 1, 2002, California raised the minimum wage by $0.50 to $6.75 per hour. We were able to offset the minimum wage increase by the implementation of programs that have reduced hourly labor costs.

Depreciation and amortization expense as a percentage of revenue was 3.3% for the three months ended April 1, 2002, compared with 3.9% for the comparable quarter in 2001. The decrease was primarily related to the elimination of goodwill amortization effective January 1, 2002, for the Bamboo Club acquisition. Goodwill amortization related to the Bamboo Club acquisition was $193,000 for the three months ended March 26, 2001 and total depreciation and amortization would have been $1,811,000 as adjusted for the elimination of this goodwill amortization expense.

Other operating expenses increased as a percentage of revenue to 28.6% for the three months ended April 1, 2002, from 28.4% for the comparable quarter in 2001. The increased costs were principally due to increased advertising and promotion expense related to additional marketing programs implemented during the first quarter of 2002. We were able to completely offset these increases by a reduction in utility costs resulting from lower utility rates in our California market combined with the implementation of various energy savings programs. The remaining increase was attributable to higher workers compensation and general liability insurance rates during the first quarter.

Amortization of intangible assets decreased as a percentage of revenue to 0.2% for the three months ended April 1, 2002, compared with 0.5% for the comparable quarter in 2001. This decrease was the result of the elimination of goodwill amortization effective January 1, 2002, for various T.G.I. Friday's acquisitions and the Redfish acquisition. Goodwill amortization related to the various T.G.I. Friday's acquisitions and the Redfish acquisition was $164,000 for the three months ended March 26, 2001 and total amortization of intangibles would have been $89,000 as adjusted for the elimination of this goodwill amortization expense.

General and administrative expenses increased as a percentage of revenue to 3.9% for the three months ended April 1, 2002, compared with 3.6% for the comparable quarter in 2001. The increases were primarily due to salary and benefit increases related to the building of the Bamboo Club management and operational infrastructure, and general increases in travel expense and rent expense related to additional office space.

Preopening expenses remained constant at 0.8% of revenue for the three months ended April 1, 2002 and for the comparable quarter in 2001. Expenses during the quarter, for the three stores opened in April 2002, were consistent with the expenses for the three stores opened during the first quarter of 2001.

New manager training expenses are those costs incurred in training newly hired or promoted managers, as well as those costs incurred to relocate those managers to permanent management positions. New manager training expenses remained constant at 0.7% of revenue for the three months ended April 1, 2002 and for the comparable period in 2001 as a result of proportionate staffing needs during the periods.

We recorded no management fee income during the period ended April 1, 2002 compared to $139,000, or 0.3% of revenue, for the same period in 2001 based on the cash flow provisions of the Management Agreement.

Interest expense was 1.7% of revenue for the three months ended April 1, 2002, compared with 2.0% for the comparable quarter in 2001. We have obtained new permanent financing of $11,785,000 from Bank of America since the three months ended March 26, 2001. The interest related to the increased borrowing has been offset by obtaining more favorable interest rates on our variable interest debt combined with refinancing of a portion of our higher rate debt.

Income tax expense as a percentage of revenue was 0.5% for the three months ended April 1, 2002. In prior years, we did not have an income tax provision due to the utilization of operating losses and tax loss and credit carry forwards. Although we still have tax credit carryforwards available, the law limits the amount we can realize in 2002; accordingly, we have estimated our effective tax rate during 2002 to be 18%.

LIQUIDITY AND CAPITAL RESOURCES

Our current liabilities exceed our current assets because of the longer payment terms on inventories and other current liabilities, including rents, royalties and property taxes (payment terms are normally 15 to 30 days). Comparatively, the restaurant sales cycle is short as we receive substantially immediate payment for all sales transactions. As of April 1, 2002, we had a cash balance of $8,107,000 and monthly cash receipts have been sufficient to pay all obligations as they become due.

As of April 1, 2002, we had long-term debt of $53,645,000 (including a current portion of $2,848,000). We have obtained new permanent financing of $5,260,000 from Bank of America for the refinance of two existing T.G.I. Friday's locations (Cerritos, California and Oxnard, California).

We did not open any new restaurants during the first quarter of 2002. Subsequent to the end of the quarter we opened one new T.G.I. Friday's restaurant, one new Bamboo Club restaurant, and one Alice Cooper'stown restaurant in a location previously occupied by a Redfish restaurant. We have one more Redfish restaurant under construction and we anticipate eight more openings during 2002 (one T.G.I. Friday's and seven Bamboo Club restaurants). The stores under construction will be funded partially from available funds and partially from debt. We currently retain exclusive development rights in our T.G.I. Friday's markets outside of California, where we are current with our development obligations. In California, we share co-development rights with T.G.I. Friday's and have recently renegotiated our co-development obligations. Pursuant to the terms of our amended development agreements, we are now required to open one restaurant in our Northern California territory, two restaurants in our Southern California territory, two restaurants in our Southwest territory, and two restaurants in our Midwest Territory, by December 31, 2003.

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

We estimate our total cost of opening a new Bamboo Club restaurant ranges from $1,125,000 to $1,400,000, exclusive of annual operating expenses. These costs included approximately (a) $550,000 to $825,000, net of a reduction for landlord's contribution, for building improvements and permits, including liquor licenses, (b) $400,000 for furniture, fixtures, and equipment, and (c) $175,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies. We are currently developing plans for a free standing Bamboo Club restaurant and anticipate that this cost will be in excess of the preceding averages. Actual costs for future openings may vary significantly, depending on a variety of factors.

As of April 1, 2002, we had outstanding long-term debt-related financing commitments totaling $3,215,000, which represents the unused portion of the $15,000,000 Bank of America development facility. Management is currently under discussion with various parties to secure financing for future restaurant development. At this time, the Company expects to expand our current development facility with Bank of America to fund additional TGIF development over the next 18 months.

During 2001, we renewed our $5 million operating line of credit at 1.125% over prime through July 15, 2002. As of April 1, 2002, we had no outstanding balance on this line of credit.

We believe that our current cash resources, our line of credit, debt financing commitments, and expected cash flows from operations will be sufficient to fund our current operations and planned development during the next nine to twelve months. We may be required to obtain capital to fund additional growth in 2003 and beyond. Potential sources of any such capital include bank financing, strategic alliances, and additional offerings of our equity or debt securities. We cannot provide assurance that such capital will be available from these or other potential sources, and the lack of capital could have a material adverse effect on our business.

We lease our restaurants with terms ranging from 10 to 25 years. Minimum payments on our existing lease obligations are approximately $10,043,200 per year through 2006.

     The Company's future debt and lease obligations are summarized by year as follows:

                                 Debt         Minimum Lease     Total Cash
                              Maturities       Commitments      Obligations
                              ----------       -----------      -----------
      2002                     $  2,848          $ 11,367        $ 14,215
      2003                        3,197            10,748          13,945
      2004                        3,477             9,962          13,439
      2005                        3,787             9,457          13,244
      2006                        3,914             8,682          12,596
      Thereafter                 36,422            84,793         121,215
                               --------          --------        --------
                               $ 53,645          $135,009        $188,654
                               ========          ========        ========

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING OUR BUSINESS STRATEGIES, OUR BUSINESS, AND THE INDUSTRY IN WHICH WE OPERATE. THESE FORWARD-LOOKING STATEMENTS ARE BASED PRIMARILY ON OUR EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, SOME OF WHICH ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AS A RESULT OF NUMEROUS FACTORS, INCLUDING THOSE SET FORTH IN OUR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, AS FILED WITH THE SECURITIES AND Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 1, 2002, we were participating in two derivative financial instruments for which fair value disclosure is required under Statement of Financial Accounting Standards No. 133. The fair value liability of the interest rate swap agreements discussed in the note 5 decreased to $305,072 using "hedge accounting" per SFAS No. 133.

Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made at variable interest rates of 0.5% under Prime, 2.75% over LIBOR, 3.20% over LIBOR, 3.50% over the 30-Day Dealer Commercial Paper Rate, and 2.65% over the 30-Day Dealer Commercial Paper Rate. As of April 1, 2002, we had outstanding borrowings on these loans of approximately $29,676,000. Our total net interest expense for the three months ended April 1, 2002 was $920,000 compared to $1,034,000 for the comparable period in 2001. A one percent variation in interest rates would have increased our total interest expense by approximately $73,000.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           None.

     (b)  Reports on Form 8-K

          The  Company  filed  Form 8-K  dated  April 1,  2002 to  announce  the resignation of Lawrence K. White as the Company's Vice President-Finance and Treasurer and the subsequent hiring of Michael Garnreiter as the Company's Executive Vice President/CFO/Treasurer as of April 1, 2002


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MAIN STREET AND MAIN INCORPORATED


Dated: May 15, 2002                     /s/ Bart A. Brown Jr.
                                        ----------------------------------------
                                        Bart A. Brown Jr.,
                                        Chief Executive Officer


Dated: May 15, 2002                     /s/ Michael Garnreiter
                                        ----------------------------------------
                                        Michael Garnreiter,
                                        Executive Vice President, CFO, and
                                        Treasurer