Form 10-Q
period 2002-07-01
MAIN STREET & MAIN INC
filed 2002-08-15
CIK 847466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                   For the quarterly Period Ended July 1, 2002


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares of common stock, $.001 par value, of registrant outstanding at July 30, 2002: 14,140,928

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements - Main Street and Main Incorporated

            Condensed Consolidated Balance Sheets -
              July 1, 2002 (unaudited) and December 31, 2001                   3

            Condensed Consolidated Statements of Operations -
              Three Months and Six Months Ended July 1, 2002
              and June 25, 2001 (unaudited)                                    4

            Condensed Consolidated Statements of Cash Flows -
              Six Months Ended July 1, 2002 and June 25, 2001 (unaudited)      6

            Notes to Condensed Consolidated Financial Statements (unaudited)   7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                        10

Item 3.   Quantitative and Qualitative Disclosure About Market Risk           14

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                   14
Item 2.   Changes in Securities and Use of Proceeds                           14
Item 3.   Defaults upon Senior Securities                                     14
Item 4.   Submission of Matters to a Vote of Security Holders                 14
Item 5.   Other Information                                                   15

Item 6.   Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                    16

ITEM 1. FINANCIAL STATEMENTS

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Par Value and Share Data)

                                                                     JULY 1,    DECEMBER 31,
                                                                      2002         2001
                                                                    ---------    ---------
ASSETS                                                             (unaudited)
Current assets:
  Cash and cash equivalents .....................................   $   8,846    $   9,466
  Accounts receivable, net ......................................       1,663        2,683
  Inventories ...................................................       2,691        2,416
  Prepaid expenses ..............................................       1,629        1,255
                                                                    ---------    ---------
     Total current assets .......................................      14,829       15,820
Property and equipment, net .....................................      69,233       65,222
Other assets, net ...............................................       4,744        3,969
Goodwill, net ...................................................      25,149       25,149
Franchise fees, net .............................................       2,279        2,302
                                                                    ---------    ---------
     Total assets ...............................................   $ 116,234    $ 112,462
                                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt .............................   $   3,168    $   3,012
  Accounts payable ..............................................       2,100        7,336
  Other accrued liabilities .....................................      14,546       13,459
                                                                    ---------    ---------
     Total current liabilities ..................................      19,814       23,807

Long-term debt, net of current portion ..........................      51,983       47,232
Other liabilities and deferred credits ..........................       2,045        1,216
                                                                    ---------    ---------
     Total liabilities ..........................................      73,842       72,255
                                                                    ---------    ---------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized;
  no shares issued and outstanding in 2002 and 2001 .............          --           --
Common stock, $.001 par value, 25,000,000 shares authorized;
  14,129,929 and 14,052,600 shares issued and outstanding in
  2002 and 2001, respectively ...................................          14           14
Additional paid-in capital ......................................      53,889       53,645
Accumulated deficit .............................................     (10,718)     (13,250)
Other comprehensive loss ........................................        (793)        (202)
                                                                    ---------    ---------
     Total stockholders' equity .................................      42,392       40,207
                                                                    ---------    ---------
          Total stockholders' equity and liabilities ............   $ 116,234    $ 112,462
                                                                    =========    =========

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                           THREE MONTHS ENDED
                                                          --------     --------
                                                               (UNAUDITED)
                                                           JULY 1,     JUNE 25,
                                                            2002         2001
                                                          --------     --------
Revenue .............................................     $ 57,898     $ 53,229
                                                          --------     --------
Restaurant operating expenses
  Cost of sales .....................................       15,775       14,783
  Payroll and benefits ..............................       17,675       16,188
  Depreciation and amortization .....................        1,935        1,899
  Other operating expenses ..........................       16,852       15,085
                                                          --------     --------
       Total restaurant operating expenses ..........       52,237       47,955
                                                          --------     --------

Income from restaurant operations ...................        5,661        5,274

  Depreciation and amortization .....................           85          447
  General and administrative expenses ...............        2,378        1,985
  Preopening expenses ...............................          440          128
  New manager training expenses .....................          447          357
  Management fee income .............................           --         (145)
                                                          --------     --------

Operating income ....................................        2,311        2,502

  Interest expense and other, net ...................          770          948
                                                          --------     --------

Net income before income taxes ......................        1,541        1,554
  Income tax expense ................................          277           --
                                                          --------     --------
Net income before extraordinary loss from debt
  extinguishment ....................................        1,264        1,554

Extraordinary loss from debt extinguishment .........           --           --
                                                          --------     --------

Net income ..........................................     $  1,264     $  1,554
                                                          ========     ========
Basic earnings per share
  Net income before extraordinary loss from debt
    extinguishment ..................................     $   0.09     $   0.11
  Extraordinary loss from debt extinguishment .......           --           --
                                                          --------     --------

     Net income .....................................     $   0.09     $   0.11
                                                          ========     ========
Diluted earnings per share
  Net income before extraordinary loss from debt
    extinguishment ..................................     $   0.08     $   0.11
  Extraordinary loss from debt extinguishment .......           --           --
                                                          --------     --------

     Net income .....................................     $   0.08     $   0.11
                                                          ========     ========
Weighted average number of shares outstanding
  -- Basic ..........................................       14,084       14,046
                                                          ========     ========
Weighted average number of shares outstanding
  -- Diluted ........................................       15,258       14,469
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

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                            SIX MONTHS ENDED
                                                         ----------------------
                                                               (UNAUDITED)
                                                          JULY 1,      JUNE 25,
                                                           2002         2001
                                                         ---------    ---------
Revenue .............................................    $ 113,227    $ 104,934
                                                         ---------    ---------
Restaurant operating expenses
  Cost of sales .....................................       30,958       29,381
  Payroll and benefits ..............................       34,571       32,023
  Depreciation and amortization .....................        3,767        3,710
  Other operating expenses ..........................       32,684       29,766
                                                         ---------    ---------
       Total restaurant operating expenses ..........      101,980       94,880
                                                         ---------    ---------

Income from restaurant operations ...................       11,247       10,054

  Depreciation and amortization .....................          176          893
  General and administrative expenses ...............        4,542        3,871
  Preopening expenses ...............................          882          526
  New manager training expenses .....................          813          725
  Management fee income .............................           --         (285)
                                                         ---------    ---------

Operating income ....................................        4,834        4,324

  Interest expense and other, net ...................        1,690        1,982
                                                         ---------    ---------

Net income before income taxes ......................        3,144        2,342
  Income tax expense ................................          566           --
                                                         ---------    ---------
Net income before extraordinary loss from debt
  extinguishment ....................................        2,578        2,342

Extraordinary loss from debt extinguishment .........           46           --
                                                         ---------    ---------

     Net income .....................................    $   2,532    $   2,342
                                                         =========    =========
Basic earnings per share
  Net income before extraordinary loss from debt
    extinguishment ..................................    $    0.18    $    0.17
  Extraordinary loss from debt extinguishment .......           --           --
                                                         ---------    ---------

     Net income .....................................    $    0.18    $    0.17
                                                         =========    =========
Diluted earnings per share
  Net income before extraordinary loss from debt
    extinguishment ..................................    $    0.17    $    0.16
  Extraordinary loss from debt extinguishment .......           --           --
                                                         ---------    ---------

     Net income .....................................    $    0.17    $    0.16
                                                         =========    =========
Weighted average number of shares outstanding
  -- Basic ..........................................       14,069       14,046
                                                         =========    =========
Weighted average number of shares outstanding
  -- Diluted ........................................       15,006       14,262
                                                         =========    =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                             SIX MONTHS ENDED
                                                           --------------------
                                                               (UNAUDITED)
                                                            July 1,    June 25,
                                                             2002        2001
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...........................................   $  2,532    $  2,342
  Adjustments to reconcile net income to net cash
    provided by  operating activities:
    Depreciation and amortization ......................      3,943       4,603
  Changes in assets and liabilities:
    Accounts receivable, net ...........................      1,020       1,926
    Inventories ........................................       (275)       (491)
    Prepaid expenses ...................................       (374)       (306)
    Other assets, net ..................................       (845)         14
    Accounts payable ...................................     (5,236)     (4,337)
    Other accrued liabilities and deferred credits .....      1,324       1,260
                                                           --------    --------
          Cash provided by operating activities ........      2,089       5,011
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net additions to property and equipment ..............     (7,810)     (5,032)
  Cash received from sale-leaseback transactions, net ..         --       2,851
  Cash paid to acquire franchise rights and goodwill ...        (50)        (18)
                                                           --------    --------
          Cash used in investing activities ............     (7,860)     (2,199)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings ............................      7,435       4,350
  Principal payments on long-term debt .................     (2,528)     (1,258)
  Proceeds received from the exercise of stock options .        244          --
                                                           --------    --------
          Cash provided by financing activities ........      5,151       3,092
                                                           --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS ................       (620)      5,904
CASH AND CASH EQUIVALENTS, BEGINNING ...................      9,466       4,565
                                                           --------    --------
CASH AND CASH EQUIVALENTS, ENDING ......................   $  8,846    $ 10,469
                                                           ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes .........   $     47    $    454
  Cash paid during the period for interest .............   $  1,821    $  2,199

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        MAIN STREET AND MAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 1, 2002
                                   (Unaudited)

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

The Company operates on fiscal quarters of 13 weeks. The results of operations for the three and six months ended July 1, 2002, are not necessarily indicative of the results to be expected for a full year.

2. PROPERTY AND EQUIPMENT

Property and equipment includes $1,603,000 that represents the purchase of the building and land of the El Paso restaurant location that was closed on October 16, 2001. The Company is holding these assets for sale.

3. INCOME TAXES

The Company recorded an income tax provision for the quarters ended April 1, 2002 and July 1, 2002. In prior years, the Company did not have an income tax provision due to the utilization of tax loss and tax credit carryforwards. Although the Company still has tax loss and tax credit carryforwards available, the law limits the estimated amount that can be realized in 2002. Based on these circumstances, the Company has estimated its effective tax rate during 2002 to be 18%.

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

The Company adopted FASB Statement No.'s 141 and 142 effective January 1, 2002. Upon adoption, the Company had net unamortized goodwill in the amount of $25,149,225 that is subject to the transition provisions of Statements 141 and
142. The effect of the Company's adoption of this method of accounting resulted in a reduction in amortization expense of $357,000 ($0.02 basic earnings per share, $0.03 fully diluted earnings per share) and $713,000 ($0.05 for both basic and fully diluted earnings per share) for the three and six-month periods ended July 1, 2002, respectively.

In connection with SFAS No.142's transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, an indication would exist that the reporting unit goodwill may be impaired and the Company would be required to perform the second step of the transitional impairment test.

The Company has determined that its restaurants meet the criteria supporting a single reporting unit consistent with the aggregation of all restaurants into a single reportable operating segment under SFAS No. 131. The Company has performed the requisite testing related to the carrying value of goodwill in accordance with SFAS No. 142. The fair value of the reporting unit was analyzed using two fair value approaches to determine enterprise value: (1) EBITDA multiples and (2) stock market price data. Under both approaches, the implied fair value of the reporting unit exceeded its carrying amount, including goodwill and intangibles. The Company determined there was no indication of impairment to goodwill and it was not necessary to perform any additional tests.

On October 3, 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that Statement. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not effect the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds the requirement to report gains and losses from extinguishment of debt as an extraordinary item. Additionally, this statement amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of this statement relating to Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. For purposes of this Statement, an exit activity includes, but is not limited to a restructuring as that term is defined in IAS 37, "Provisions, Contingent Liabilities, and Contingent Assets". The Statement is effective for exit or disposal activities initiated after December 31, 2002. Management is evaluating the impact of adopting SFAS No. 146 on the Company's financial statements.

5. DERIVATIVE INSTRUMENTS AND HEDGE ACTIVITY

The Company follows the accounting guidelines of SFAS No. 133 as amended.

On January 31, 2001, the Company entered into a $15 million Development Facility with Bank of America to provide construction and permanent financing for certain Company T.G.I. Friday's units. During an 18-month development period ending July 31, 2002, the facility allows for borrowings up to $15 million at an interest rate indexed to the bank's prime rate less 50 basis points. Subsequent to the development period, the facility converts to term debt and begins amortizing over a twelve-year period. The term debt will have interest rates with a performance-based formula of senior funded debt to EBITDA, with the range over 30-day LIBOR being 1.75% to 2.75%. In conjunction with this note, on January 31, 2001, the Company entered into an interest rate swap agreement with Bank of America. This swap agreement effectively fixes the Company's one-month LIBOR base to 6.26% per annum on a notional amount of $12,500,000 from July 2002 through June 2014. The swap qualifies as a cash flow hedge in accordance with SFAS No. 133. On a periodic basis, the Company will adjust the fair market value of the swap on the balance sheet and offset the amount of the change to other comprehensive income. As of July 1, 2002, the fair value of the hedge resulted in a liability of $950,294. The net-of-tax effect was ($570,176) in accumulated other comprehensive loss with a deferred tax asset of $380,118.

On March 26, 2002, the Company entered into an interest rate swap agreement with Bank of America on a note held by CNL Funding with a remaining unpaid balance of $5,516,000. The interest rate on the note, 9.457%, is the same as the interest rate to be received under the interest rate swap agreement. The swap effectively floats the 9.457% note to a 30-day LIBOR base plus a spread of 4.34% on a notional amount of $5,516,000. On a quarterly basis, the Company adjusts the fair value of the swap on the balance sheet (and charges/credits the amount of the change to other comprehensive income). As of July 1, 2002, the fair value of the hedge resulted in an asset of $109,269. The net-of-tax effect was $65,561 in accumulated other comprehensive income with a deferred tax liability of $43,708.

In conjunction with the remaining unhedged amounts on the above referenced development facility and other portions of the Company's floating rate debt, on April 18, 2002, the Company entered into an interest rate swap agreement with Bank of America. This swap agreement effectively fixes the Company's floating rate liabilities to 5.65% per annum (plus credit spread) on a notional amount of $10,700,000 from May 2002 through May 2012. The swap qualifies as a cash flow hedge in accordance with SFAS No. 133. On a periodic basis, the Company will adjust the fair market value of the swap on the balance sheet and offset the amount of the change to other comprehensive income. As of July 1, 2002, the fair value of the hedge resulted in a liability of $480,512. The net-of-tax effect was ($288,307) in accumulated other comprehensive loss with a deferred tax asset of $192,205.

6. COMPREHENSIVE INCOME

The Company's comprehensive income consists of net income and adjustments to derivative statements. The components of comprehensive income are as follows (in thousands):

                                                         SIX MONTHS ENDED
                                                   -----------------------------
                                                   JULY 1, 2002    JUNE 25, 2001
                                                   ------------    -------------
Net income                                            $ 2,532         $ 2,342
Other comprehensive income (loss),
  net of taxes;
    derivative income (loss),
    net of taxes of $394 and $57
    for the period ended July 1,
    2002 and June 25, 2001,
    respectively                                         (591)            (85)
                                                      -------         -------

Comprehensive income                                  $ 1,941         $ 2,257
                                                      =======         =======

7. EARNINGS PER SHARE

The following table sets forth basic and diluted earnings per share, or "EPS", computations for the three and six months ended July 1, 2002, and June 25, 2001 (in thousands, except per share amounts):

                                            THREE MONTHS ENDED
                          -----------------------------------------------------
                                 JULY 1, 2002               JUNE 25, 2001
                          -------------------------   -------------------------
                           NET             PER SHARE   NET             PER SHARE
                          INCOME   SHARES    AMOUNT   INCOME   SHARES    AMOUNT
                          ------   ------    ------   ------   ------    ------
Basic                     $1,264   14,084    $ 0.09   $1,554   14,046    $ 0.11

Effect of stock options
  and warrants                --    1,174        --       --      423        --
                          ------   ------    ------   ------   ------    ------
Diluted                   $1,264   15,258    $ 0.08   $1,554   14,469    $ 0.11
                          ======   ======    ======   ======   ======    ======

                                             SIX MONTHS ENDED
                          -----------------------------------------------------
                                 JULY 1, 2002               JUNE 25, 2001
                          -------------------------   -------------------------
                           NET             PER SHARE   NET             PER SHARE
                          INCOME   SHARES    AMOUNT   INCOME   SHARES    AMOUNT
                          ------   ------    ------   ------   ------    ------
Basic                     $2,532   14,069    $ 0.18   $2,342   14,046    $ 0.17

Effect of stock options
  and warrants                --      937        --       --      216        --
                          ------   ------    ------   ------   ------    ------
Diluted                   $2,532   15,006    $ 0.17   $2,342   14,262    $ 0.16
                          ======   ======    ======   ======   ======    ======

8. STOCK OPTION PLAN

On April 30, 2002, the Company's Board of Directors adopted and its stockholders approved the 2002 Incentive Stock Option Plan (the "2002 Plan"). The 2002 Plan provides for the issuance of up to 1,000,000 options to acquire shares of the Company's Common Stock. The options are intended to qualify as incentive stock options within the meaning of Section 422A of the Internal Revenue Code or as options which are not intended to meet the requirements of such section ("non-qualified stock options"). Awards granted under the 2002 Plan also may include stock appreciation rights and restricted stock awards.

The exercise price of all incentive stock options granted under the 2002 Plan must be at least equal to the fair market value of such shares as of the date of grant or, in the case of incentive stock options granted to the holder of 10% or more of the Company's Common Stock, at least 110% of the fair market value of such shares on the date of grant. The plan administrator (the Board of Directors) shall set the term of each stock option, but no incentive stock option shall be exercisable more than 10 years after the date such option is granted.

During the quarter ended July 1, 2002, options to acquire 130,000 shares of the Company's Common Stock were granted. On July 22, 2002, the Company's Board of Directors approved the issuance of an additional 262,000 options to acquire the Company's Common Stock. The record date of the awards was set to the close of business on July 23, 2002. The market price of the Company's Common Stock on July 23, 2002 was $4.16.


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

We believe that the estimates and assumptions that are most important to the portrayal of the our financial condition and results of operations, in that they require management's most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to our operations. These critical accounting policies relate to the valuation and amortizable lives of long-lived assets, goodwill and other identifiable intangible assets, valuation of deferred tax assets and reserves related to self-insurance. We periodically perform asset impairment analysis of long-lived assets related to our restaurant locations, goodwill and other identifiable intangible assets.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                       ----------------------------   ----------------------------
                                       JULY 1, 2002   JUNE 25, 2001   JULY 1, 2002   JUNE 25, 2001
                                       ------------   -------------   ------------   -------------
Revenue                                      100%           100%            100%           100%

RESTAURANT OPERATING EXPENSES:
Cost of sales                               27.3           27.8            27.3           28.0
Payroll and benefits                        30.5           30.4            30.5           30.5
Depreciation and amortization                3.3            3.6             3.3            3.5
Other operating expenses                    29.1           28.3            28.9           28.4
                                          ------         ------          ------         ------
Total restaurant operating expenses         90.2           90.1            90.0           90.4
                                          ------         ------          ------         ------

Income from restaurant operations            9.8            9.9            10.0            9.6

OTHER OPERATING (INCOME) EXPENSES:
Depreciation and amortization                0.2            0.8             0.2            0.9
General and administrative expenses          4.1            3.7             4.0            3.7
Preopening expenses                          0.8            0.2             0.8            0.5
New manager training expenses                0.8            0.7             0.7            0.7
Management fee income                         --           (0.3)             --           (0.3)
                                          ------         ------          ------         ------
Operating income                             3.9            4.8             4.3            4.1
Interest expense and other, net              1.3            1.8             1.5            1.9
                                          ------         ------          ------         ------
Net income before income tax                 2.6%           3.0%            2.8%           2.2%
                                          ======         ======          ======         ======

THREE AND SIX MONTHS ENDED JULY 1, 2002, COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 25, 2001

Revenue for the three months ended July 1, 2002, increased by 9% to $57,898,000 compared with $53,229,000 for the comparable period in 2001. Revenue for the six months ended July 1, 2002, increased by 8% to $113,227,000 compared with $104,934,000 for the comparable period in 2001. The increases resulted from the opening of eight new restaurants since the second quarter 2001 (four restaurants during the fourth quarter 2001 and four restaurants during the second quarter of
2002). Additionally, we had a same-store sales increase of 1.5% for the quarter compared to 2.7% for the comparable quarter in 2001. For the six months ended July 1, 2002, we had a same-store sales increase of 1.9% compared to 2.8% for the same period in 2001. The decrease in same-store sales compared to the prior year was due primarily to the introduction of new menu items that lowered average ticket prices and failed to drive customer traffic.

Cost of sales as a percentage of revenue decreased to 27.3% for the three months ended July 1, 2002, compared with 27.8% for the comparable quarter in 2001. For the six months ended July 1, 2002, cost of sales as a percentage of revenue decreased to 27.3% from 28.0% for the comparable period in 2001. The decrease in cost of sales from the comparable period in 2001 was the result of favorable arrangements with our principal food suppliers that provided for better pricing on meat and dairy combined with better alcohol margins.

Payroll and benefit costs increased as a percentage of revenue to 30.5% for the three months ended July 1, 2002, compared to 30.4% for the comparable quarter in 2001. For the six months ended July 1, 2002 and for the comparable period in 2001, payroll and benefits as a percentage of revenue remained constant. The increase for the three months ended July 1, 2001 was primarily attributable to higher health insurance costs. Increases due to higher wage rates due to a minimum wage increase in California were offset by the implementation of programs that have reduced overtime and hourly labor costs.

Depreciation and amortization expense before income from restaurant operations includes depreciation of restaurant property and equipment and amortization of franchise fees and liquor licenses. Depreciation and amortization expense decreased as a percentage of revenue to 3.3% for the three months ended July 1, 2002 from 3.6% for the comparable period in 2001. For the six months ended July

1, 2002, depreciation and amortization decreased to 3.3% from 3.5% for the comparable period in 2001. Although depreciation expense increased as a result of asset purchases for new restaurants, the increases were offset by a reduction in depreciation expense as of result of the impairment of assets for several under-performing locations recorded during the fourth quarter 2001.

Other operating expenses increased as a percentage of revenue to 29.1% for the three months ended July 1, 2002, from 28.3% for the comparable quarter in 2001. For the six months ended July 1, 2002, other operating expenses increased as a percentage of revenue to 28.9% from 28.4% for the comparable period in 2001. These increases resulted from increased advertising and promotion expense related to additional marketing programs implemented during the first quarter of 2002, the implementation of marketing efforts for the Bamboo Club restaurants and higher workers compensation and general liability insurance rates. We were able to offset the increase somewhat by a reduction in utility costs resulting from lower utility rates as compared to last year in our California market combined with the implementation of energy conservation programs.

Depreciation and amortization after income from restaurant operations includes depreciation of Corporate property and equipment and amortization of goodwill, as applicable. Depreciation and amortization expense decreased as a percentage of revenue to 0.2% for the three-month period ended July 1, 2002 as compared to 0.8% for the comparable period in 2001. For the six months ended July 1, 2002, amortization of intangibles decreased to 0.2% from 0.9% for the comparable period in 2001. These decreases were the result of the elimination of goodwill amortization effective January 1, 2002 under FAS 142. Goodwill amortization for the three and six months ended June 25, 2001 was $356,672 and $713,384, respectively, and total amortization of intangibles would have been $441,672 and $889,384 for the three and six month periods ended July 1, 2002, respectively, as adjusted for the elimination of this goodwill amortization expense.

General and administrative expenses increased as a percentage of revenue to 4.1% for the three months ended July 1, 2002, compared with 3.7% for the comparable period in 2001. For the six months ended July 1, 2002, general and administrative expenses increased as a percentage of revenue to 4.0% from 3.7% for the comparable period in 2001. The increases were primarily due to increases in salaries and benefits and travel related to the building of the Bamboo Club management and operational infrastructure. Other increases resulted from increases in technology related costs, higher rent expense related to additional office space and higher legal costs.

Preopening expenses increased as a percentage of revenue to 0.8% for the three months ended July 1, 2002 from 0.2% for the comparable period in 2001. For the six month period ended July 1, 2002, preopening expenses increased as a percentage of revenue to 0.8% from 0.5% for the comparable period in 2001. The increase in preopening expenses was the result of opening four new stores during the three-month period ended July 1, 2002 versus no new store openings during the comparable period in 2001. The increase in the six-month period ended July 1, 2002 was the result of opening one additional store during the period as compared to the prior year and the timing of expenses. The majority of preopening expenses occur during the two months prior to opening a new store.

New manager training expenses are those costs incurred in training newly hired or promoted managers, as well as those costs incurred to relocate those managers to permanent management positions. New manager training expenses increased as a percentage of revenue for the three-month period ended July 1, 2002 to 0.8% from 0.7% for the comparable period in 2001. For the six month period ended July 1, 2002 and for the comparable period in 2001, new manager training expenses remained constant at 0.7% of revenue. These increases were the result of opening of four new restaurants during the period ended July 1, 2002.

Under Management Agreements, we manage four stores in Northern California and one store in El Paso Texas and are entitled to a management fee if certain cash flow levels are achieved. Based on the cash flow provisions of the Management Agreement, we were unable to record management fee income during the three and six month periods ended July 1, 2002 compared to $145,000 and $285,000, or 0.3% of revenue, for the three and six month periods in 2001, respectively.

Interest expense decreased as a percentage of revenue to 1.3% for the three months ended July 1, 2002, compared with 1.8% for the comparable quarter in 2001. For the six-month period ended July 1, 2002, interest expensed decreased as a percentage of revenue to 1.5% from 1.9% for the comparable period in 2001. We have obtained new permanent financing of $9,610,000 from Bank of America since the period ended June 25, 2001. The interest related to the increased borrowing has been offset by obtaining more favorable interest rates on our variable interest rate debt combined with refinancing of a portion of our higher rate debt.

Income tax expense as a percentage of revenue was 0.5% for both the three and six-month periods ended July 1, 2002. In prior years, we did not have an income tax provision due to the utilization of tax loss and tax credit carry forwards. Although we still have tax loss and tax credit carryforwards available, the law limits the amount we can realize in 2002; accordingly, we have estimated our effective tax rate during 2002 to be 18%.

LIQUIDITY AND CAPITAL RESOURCES

Our current liabilities exceed our current assets because of the longer payment terms on trade payable, inventories and other current liabilities (payment terms are normally 15 to 30 days). Comparatively, the restaurant sales cycle is short as we receive substantially immediate payment for all sales transactions. As of July 1, 2002, we had a cash balance of $8,846,000 and monthly cash receipts have been sufficient to pay all obligations as they become due.

As of July 1, 2002, we had long-term debt of $51,983,000, net of current portion of $3,168,000. During the period ended July 1, 2002, we obtained new permanent financing of $7,435,000 from Bank of America for the refinance of two existing T.G.I. Friday's locations (Cerritos, California and Oxnard, California) and the financing one new T.G.I. Friday's location (Porter Ranch, California).

During the quarter ended July 1, 2002, we opened three new restaurants (one T.G.I. Friday's, one Bamboo Club and one Redfish) and converted our former Cleveland, Ohio Redfish location into an Alice Cooper'stown restaurant under a license agreement. We have plans to open between three and six additional new Bamboo Club restaurants during the remainder of 2002. New store openings through the remainder of 2002 will be financed by our current cash on hand and internally generated funds from operations. The Company is currently negotiating for additional debt financing to fund future Bamboo Club locations. We currently retain exclusive development rights in our T.G.I. Friday's markets outside of California, where we are current with our development obligations. In California, we share co-development rights with T.G.I. Friday's and have recently renegotiated our co-development obligations. Pursuant to the terms of our amended development agreements, we are now required to open one restaurant in our Northern California territory, two restaurants in our Southern California territory, two restaurants in our Southwest territory, and two restaurants in our Midwest territory by December 31, 2003.

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

We estimate our total cost of opening a new Bamboo Club restaurant ranges from $1,325,000 to $1,625,000, exclusive of annual operating expenses. These costs included approximately (a) $550,000 to $825,000, net of a reduction for landlord's contribution, for building improvements and permits, including liquor licenses, (b) $600,000 for furniture, fixtures, and equipment, and (c) $175,000 to $200,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies. We are currently developing plans for a freestanding Bamboo Club restaurant and anticipate that this cost will be in excess of the preceding averages. Actual costs for future openings may vary significantly, depending on a variety of factors.

As of July 1, 2002, we had outstanding long-term debt-related financing commitments totaling $1,040,000, which represents the unused portion of the $15,000,000 Bank of America development facility. On July 19, 2002, we amended our current development facility to $16,000,000, an increase of $1,000,000, resulting in an unused balance of $2,040,000. At this time, the Company expects to expand our current development facility with Bank of America to fund additional T.G.I. Friday's development over the next 18 months.

Our current $5 million operating line of credit with terms of 1.125% over prime expired July 15, 2002. As of July 1, 2002, we had no outstanding balance on this line of credit. We are currently negotiating the renewal of this line.

We believe that our current cash resources, our line of credit, debt financing commitments, and expected cash flows from operations will be sufficient to fund our current operations and planned development during the next six to twelve months. We may be required to obtain capital to fund additional growth in 2003 and beyond. Potential sources of any such capital include bank financing, strategic alliances, and additional offerings of our equity or debt securities. We cannot provide assurance that such capital will be available from these or other potential sources, and the lack of capital could have a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of July 1, 2002, we were participating in three derivative financial instruments for which fair value disclosure is required under Statement of Financial Accounting Standards No. 133. The fair value liability of the interest rate swap agreements discussed in note 5 increased to $1,321,537 using "hedge accounting" per SFAS No. 133.

Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made at variable interest rates of 0.5% under prime, 2.75% over LIBOR, 3.20% over LIBOR, 3.50% over the 30-Day Dealer Commercial Paper Rate, and 2.65% over the 30-Day Dealer Commercial Paper Rate. As of July 1, 2002, we had outstanding borrowings on these loans of approximately $31,571,000. Our total net interest expense for the three and six months ended July 1, 2002 was $770,000 and $1,690,000, respectively, compared to $948,000 and $1,982,000 for the comparable periods in 2001. A one percent variation in interest rates would have increased our total interest expense by approximately $78,000 and $156,000 for the three and six-month periods ended July 1, 2002, respectively.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not involved in any material legal proceedings as of July 1, 2002.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 24, 2002. There were three proposals up for approval. The results of voting are as follows:

1).  The election of the entire Board of Directors:

     Nominees                    Votes In Favor              Votes Withheld
     --------                    --------------              --------------
     John F. Antioco               11,913,715                    23,391
     Bart A. Brown, Jr.            11,851,215                    85,891
     William G. Shrader            11,851,715                    85,391
     Jane Evans                    11,913,865                    23,241
     John C. Metz                  11,913,865                    23,241
     Debra Bloy                    11,913,515                    23,591

2).  The   ratification  of  the  appointment  of  KPMG  LLP  as  the  Company's independent auditors:

     Votes in Favor               Votes Against                 Abstain
     --------------               -------------                 -------
       11,908,247                    19,050                       9,809

3).  To approve the adoption of the Company's 2002 Incentive Stock Option Plan:

                                                              Abstain and
     Votes in Favor               Votes Against                Not Voted
     --------------               -------------                ---------
        7,845,497                    254,559                   3,837,050

ITEM 5. OTHER INFORMATION

Our Board of Directors elected to increase the number of members of the Board of Directors. Effective July 17, 2002, the Board appointed Wanda Williams as a new member of the Board of Directors. Ms. Williams was also appointed to serve as a member of the Audit Committee. In addition, effective July 17, 2002, Mr. John F. Antioco resigned as a member of the Audit Committee.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     99.1 Certification of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MAIN STREET AND MAIN INCORPORATED


Dated: August 15, 2002                  /s/ Bart A. Brown, Jr.
                                        ----------------------------------------
                                        Bart A. Brown Jr.,
                                        Chief Executive Officer


Dated: August 15, 2002                  /s/ Michael Garnreiter
                                        ----------------------------------------
                                        Michael Garnreiter,
                                        Executive Vice President, CFO,
                                        and Treasurer