Form 10-Q
period 2002-09-30
MAIN STREET & MAIN INC
filed 2002-11-14
CIK 847466

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly Period Ended September 30, 2002

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

Number of shares of common stock, $.001 par value, of registrant outstanding at November 8, 2002: 14,141,928

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                                      INDEX

                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements - Main Street and Main Incorporated

               Condensed Consolidated Balance Sheets - September 30, 2002
                 (unaudited) and December 31, 2001                             3

               Condensed Consolidated Statements of Operations -Three
                 Months and Nine Months Ended September 30, 2002 and
                 September 24, 2001 (unaudited)                                4

               Condensed Consolidated Statements of Cash Flows - Nine
                 Months Ended September 30, 2002 and September 24, 2001
                 (unaudited)                                                   6

               Notes to Condensed Consolidated Financial Statements
                 (unaudited)                                                   7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           11

Item 3.   Quantitative and Qualitative Disclosure About Market Risk           15

Item 4.   Controls and Procedures                                             16

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                   16
Item 2.   Changes in Securities and Use of Proceeds                           16
Item 3.   Defaults upon Senior Securities                                     16
Item 4.   Submission of Matters to a Vote of Security Holders                 16
Item 5.   Other Information                                                   16
Item 6.   Exhibits and Reports on Form 8-K                                    16

SIGNATURES                                                                    17

CERTIFICATIONS                                                                18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Par Value and Share Data)

                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                          2002           2001
                                                                        ---------      ---------
ASSETS                                                                 (unaudited)
Current assets:
  Cash and cash equivalents .........................................   $   7,273      $   9,466
  Accounts receivable, net ..........................................       1,526          2,683
  Inventories .......................................................       2,634          2,416
  Prepaid expenses ..................................................       1,857          1,255
                                                                        ---------      ---------
       Total current assets .........................................      13,290         15,820
Property and equipment, net .........................................      71,243         65,222
Other assets, net ...................................................       5,566          3,969
Goodwill, net .......................................................      24,849         25,149
Franchise fees, net .................................................       2,221          2,302
                                                                        ---------      ---------
          Total assets ..............................................   $ 117,169      $ 112,462
                                                                        =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt .................................   $   3,347      $   3,012
  Accounts payable ..................................................       4,629          7,336
  Other accrued liabilities .........................................      13,215         13,459
                                                                        ---------      ---------
          Total current liabilities .................................      21,191         23,807

Long-term debt, net of current portion ..............................      53,059         47,232
Other liabilities and deferred credits ..............................       3,286          1,216
                                                                        ---------      ---------
          Total liabilities .........................................      77,536         72,255
                                                                        ---------      ---------
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized; no
  shares issued and outstanding in 2002 and 2001 ....................          --             --
Common stock, $.001 par value, 25,000,000 shares authorized;
  14,141,929 and 14,052,267 shares issued and outstanding in 2002
  and 2001, respectively ............................................          14             14
Additional paid-in capital ..........................................      53,927         53,645
Accumulated deficit .................................................     (12,724)       (13,250)
Accumulated other comprehensive loss ................................      (1,584)          (202)
                                                                        ---------      ---------
          Total stockholders' equity ................................      39,633         40,207
                                                                        ---------      ---------
                Total stockholders' equity and liabilities ..........   $ 117,169      $ 112,462
                                                                        =========      =========

  The accompanying notes are an integral part of these condensed consolidated financial statements

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                                       THREE MONTHS ENDED
                                                                  -----------------------------
                                                                           (UNAUDITED)
                                                                  SEPTEMBER 30,   SEPTEMBER 24,
                                                                      2002            2001
                                                                    --------        --------
Revenue .........................................................   $ 54,026        $ 52,222
                                                                    --------        --------
Restaurant operating expenses
  Cost of sales .................................................     15,145          14,628
  Payroll and benefits ..........................................     16,805          15,659
  Depreciation and amortization .................................      2,037           1,928
  Other operating expenses ......................................     16,768          15,444
                                                                    --------        --------
          Total restaurant operating expenses ...................     50,755          47,659
                                                                    --------        --------

Income from restaurant operations ...............................      3,271           4,563

  Depreciation and amortization .................................        135             449
  General and administrative expenses ...........................      2,157           2,010
  Preopening expenses ...........................................        256             217
  New manager training expenses .................................        492             417
  Impairment charges and other ..................................      1,606              --
  Management fee income .........................................         --            (146)
                                                                    --------        --------

Operating income (loss) .........................................     (1,375)          1,616

  Interest expense and other, net ...............................      1,071             893
                                                                    --------        --------

Net income (loss) before income taxes ...........................     (2,446)            723
  Income tax expense (benefit) ..................................       (440)             --
                                                                    --------        --------
Net income (loss) before extraordinary loss from debt
  extinguishment ................................................     (2,006)            723

Extraordinary loss from debt extinguishment .....................         --              --
                                                                    --------        --------

Net income (loss) ...............................................   $ (2,006)       $    723
                                                                    ========        ========
Basic earnings per share
  Net income (loss) before extraordinary loss from debt
    extinguishment ..............................................   $  (0.14)       $   0.05
  Extraordinary loss from debt extinguishment ...................         --              --
                                                                    --------        --------

          Net income (loss) .....................................   $  (0.14)       $   0.05
                                                                    ========        ========
Diluted earnings per share
  Net income (loss) before extraordinary loss from debt
    extinguishment ..............................................   $  (0.14)       $   0.05
  Extraordinary loss from debt extinguishment ...................         --              --
                                                                    --------        --------

          Net income (loss) .....................................   $  (0.14)       $   0.05
                                                                    ========        ========
Weighted average number of shares outstanding
  -- Basic ......................................................     14,141          14,046
                                                                    ========        ========
Weighted average number of shares outstanding
  -- Diluted ....................................................     14,141          14,860
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

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                          NINE MONTHS ENDED
                                                    ----------------------------
                                                            (UNAUDITED)
                                                    SEPTEMBER 30,  SEPTEMBER 24,
                                                         2002           2001
                                                      ---------      ---------

Revenue ............................................  $ 167,253      $ 157,156
                                                      ---------      ---------
Restaurant operating expenses
  Cost of sales ....................................     46,103         44,009
  Payroll and benefits .............................     51,376         47,682
  Depreciation and amortization ....................      5,804          5,638
  Other operating expenses .........................     49,452         45,210
                                                      ---------      ---------
          Total restaurant operating expenses ......    152,735        142,539
                                                      ---------      ---------

Income from restaurant operations ..................     14,518         14,617

  Depreciation and amortization ....................        310          1,342
  General and administrative expenses ..............      6,700          5,881
  Preopening expenses ..............................      1,138            743
  New manager training expenses ....................      1,305          1,142
  Impairment charges and other .....................      1,606             --
  Management fee income ............................         --           (431)
                                                      ---------      ---------

Operating income ...................................      3,459          5,940

  Interest expense and other, net ..................      2,761          2,875
                                                      ---------      ---------

Net income before income taxes .....................        698          3,065
  Income tax expense ...............................        126             --
                                                      ---------      ---------
Net income before extraordinary loss from debt
  extinguishment ...................................        572          3,065
Extraordinary loss from debt extinguishment ........         46             --
                                                      ---------      ---------

          Net income ...............................  $     526      $   3,065
                                                      =========      =========
Basic earnings per share
  Net income before extraordinary loss from debt
    extinguishment .................................  $    0.04      $    0.22
  Extraordinary loss from debt extinguishment ......         --             --
                                                      ---------      ---------

          Net income ...............................  $    0.04      $    0.22
                                                      =========      =========
Diluted earnings per share
  Net income before extraordinary loss from debt
    extinguishment .................................  $    0.04      $    0.21
  Extraordinary loss from debt extinguishment ......         --             --
                                                      ---------      ---------

          Net income ...............................  $    0.04      $    0.21
                                                      =========      =========
Weighted average number of shares outstanding
  -- Basic .........................................     14,093         14,046
                                                      =========      =========
Weighted average number of shares outstanding
  -- Diluted .......................................     14,910         14,424
                                                      =========      =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                 NINE MONTHS ENDED
                                                           ----------------------------
                                                                  (UNAUDITED)
                                                           September 30,  September 24,
                                                               2002           2001
                                                             --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................   $    526       $  3,065
  Adjustments to reconcile net income to net cash
   provided by  operating activities:
    Depreciation and amortization ........................      6,114          6,980
    Impairment charges ...................................      1,327             --
  Changes in assets and liabilities:
    Accounts receivable, net .............................      1,157          1,835
    Inventories ..........................................       (218)          (443)
    Prepaid expenses .....................................       (602)          (312)
    Other assets, net ....................................     (1,724)          (558)
    Accounts payable .....................................     (2,707)        (5,802)
    Other accrued liabilities and deferred credits .......        445          1,349
                                                             --------       --------
          Cash provided by operating activities ..........      4,318          6,114
                                                             --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net additions to property and equipment ................    (12,925)        (9,616)
  Cash received from sale-leaseback transactions, net ....         --          2,851
  Cash paid to acquire franchise rights and goodwill .....        (30)            85
                                                             --------       --------
          Cash used in investing activities ..............    (12,955)        (6,680)
                                                             --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings ..............................      9,465          4,408
  Principal payments on long-term debt ...................     (3,303)        (2,017)
  Proceeds received from the exercise of stock options ...        282             20
                                                             --------       --------
          Cash provided by financing activities ..........      6,444          2,411
                                                             --------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS ..................     (2,193)         1,845
CASH AND CASH EQUIVALENTS, BEGINNING .....................      9,466          4,565
                                                             --------       --------
CASH AND CASH EQUIVALENTS, ENDING ........................   $  7,273       $  6,410
                                                             ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes ...........   $    148       $  1,147
  Cash paid during the period for interest ...............   $  2,941       $  3,253

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MAIN STREET AND MAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

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

The Company operates on fiscal quarters of 13 weeks. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for a full year.

2. PROPERTY AND EQUIPMENT

Property and equipment includes $1,203,000 that represents the land and building of the El Paso restaurant location that was purchased after this location was closed on October 16, 2001. During the period ended September 30, 2002, the Company recorded a $400,000 write-down in connection with this property as a result of a decline in its estimated fair value. The Company is currently marketing this property for sale.

3. INCOME TAXES

The Company recorded an income tax provision on earnings for the quarters ended April 1, 2002, and July 1, 2002. As a result of asset impairments and losses during the quarter ended September 30, 2002, the Company reduced its provision by $440,000, reflecting an estimated effective tax rate of 18% applied to the loss recorded during this quarter. In prior years, the Company did not have an income tax provision due to the utilization of tax loss and tax credit
carryforwards.   Although  the  Company  still  has  tax  loss  and  tax  credit carryforwards available, the law limits the estimated amount that can be realized in 2002. Based on these circumstances, the Company has estimated its effective tax rate during 2002 to be 18%.

4. ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Upon its initial adoption, Statement 142 eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill impairment, at least annually, based on the fair value of the reporting unit.

The Company adopted FASB Statement No.'s 141 and 142 effective January 1, 2002. Upon adoption, the Company had net unamortized goodwill in the amount of $25,149,225 that is subject to the transition provisions of Statements 141 and 142.

The following table presents reported net loss and loss per share exclusive of goodwill amortization expense for the three and nine months ended September 24, 2001:

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                        SEPTEMBER 24, 2001    SEPTEMBER 24, 2001
                                        ------------------    ------------------
Reported net income                         $     723             $   3,065
Add back goodwill amortization                    354                 1,068
                                            ---------             ---------
     Adjusted net income                    $   1,077             $   4,133
                                            =========             =========
Basic Income Per Share:
  Reported net income per common share      $    0.05             $    0.22
  Add back goodwill amortization                 0.03                  0.08
                                            ---------             ---------
     Adjusted net income                    $    0.08             $    0.29
                                            =========             =========

Diluted Income Per Share:
  Reported net income per common share      $    0.05             $    0.21
  Add back goodwill amortization                 0.02                  0.07
                                            ---------             ---------
     Adjusted net income                    $    0.07             $    0.29
                                            =========             =========

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

The Company has determined that all of its restaurants meet the criteria supporting a single reporting unit consistent with the aggregation of all restaurants into a single reportable operating segment under SFAS No. 131. The Company has performed the requisite testing related to the carrying value of goodwill in accordance with SFAS No. 142. The fair value of the reporting unit was analyzed using two fair value approaches to determine enterprise value: (1) EBITDA multiples and (2) stock market price data. Under both approaches, the implied fair value of the reporting unit exceeded its carrying amount, including goodwill and intangibles. The Company determined there was no indication of impairment to goodwill and it was not necessary to perform any additional testing at the reporting unit level.

As of September 30, 2002, the Company had unamortized goodwill of $24,849,225 as a result of a write-down described below.

During the period ended September 30, 2002, the Company closed down an under-performing T.G.I. Friday's location in Kansas City, Missouri. In connection with this closure, the Company wrote off goodwill allocated to this restaurant of approximately $300,000, in addition to the unrecovered net book value of other assets.

On October 3, 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that Statement. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds the requirement to report gains and losses from extinguishment of debt as an extraordinary item. Additionally, this statement amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of this statement relating to Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 related to Statement No. 4 is not expected to have a material effect on the Company's financial statements. The adoption of SFAS No. 145 related to Statement No. 13 has not had a material effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". For purposes of this Statement, an exit activity includes, but is not limited to a restructuring as that term is defined in IAS 37, "Provisions, Contingent Liabilities, and Contingent Assets". The Statement is effective for exit or disposal activities initiated after December 31, 2002. The Company is evaluating the impact of adopting SFAS No. 146 on its financial statements, but does not believe it will have a material impact.

5. DERIVATIVE INSTRUMENTS AND HEDGE ACTIVITY

The Company follows the accounting guidelines of SFAS No. 133, as amended.

In conjunction with the Bank of America development facility, on January 31, 2001, the Company entered into an interest rate swap agreement with Bank of America which fixes the Company's base interest rate at 6.26% per annum on a notional amount of $12,500,000 from July 2002 through June 2014. The swap qualifies as a cash flow hedge in accordance with SFAS No. 133. On a periodic basis, the Company will adjust the fair market value of the swap on the balance sheet and offset the amount of the change to other comprehensive income. As of
September 30, 2002, the fair value of the hedge resulted in a liability of $1,888,078. The net-of-tax effect was ($1,132,847) in accumulated other comprehensive loss with a deferred tax asset of $755,231.

On March 26, 2002, the Company entered into an interest rate swap agreement with Bank of America on a note held by CNL Funding with a remaining unpaid balance of $5,516,000. The interest rate on the note, 9.457%, is the same as the interest rate to be received under the interest rate swap agreement. The swap effectively floats the 9.457% note to a 30-day LIBOR base plus a spread of 4.34% on a notional amount of $5,516,000. On a quarterly basis, the Company adjusts the fair value of the swap on the balance sheet (and charges/credits the amount of the change to other comprehensive income). As of September 30, 2002 the fair value of the hedge resulted in an asset of $440,758. The net-of-tax effect was $264,455 in accumulated other comprehensive income with a deferred tax liability of $176,303.

On April 18, 2002, the Company entered into an additional interest rate swap agreement with Bank of America. This swap agreement effectively fixes the Company's interest rate to 5.65% per annum (plus credit spread) on a notional amount of $10,700,000 from May 2002 through May 2012. The swap qualifies as a cash flow hedge in accordance with SFAS No. 133. On a periodic basis, the Company will adjust the fair market value of the swap on the balance sheet and offset the amount of the change to other comprehensive income. As of September 30, 2002, the fair value of the hedge resulted in a liability of $1,193,460. The net-of-tax effect was ($716,076) in accumulated other comprehensive loss with a deferred tax asset of $477,384.

6. COMPREHENSIVE INCOME

The Company's comprehensive income consists of net income and adjustments to derivative statements. The components of comprehensive income are as follows (in thousands):

                                                    NINE MONTHS ENDED
                                          --------------------------------------
                                          SEPTEMBER 30, 2002  SEPTEMBER 24, 2001
                                          ------------------  ------------------
Net income                                      $   526             $ 3,065
Other comprehensive income (loss),
  net of taxes;
    derivative income (loss),
    net of taxes of $922 and $224
      for the period ended September 30,
      2002 and September 24, 2001,
      respectively                               (1,383)               (336)
                                                -------             -------
Comprehensive income (loss)                     $  (857)            $ 2,729
                                                =======             =======

7. EARNINGS PER SHARE

The following table sets forth basic and diluted earnings (loss) per share, or "EPS", computations for the three and nine months ended September 30, 2002, and September 24, 2001 (in thousands, except per share amounts):

                                                   THREE MONTHS ENDED
                              ------------------------------------------------------------
                                    SEPTEMBER 30, 2002              SEPTEMBER 24, 2001
                              -----------------------------    ---------------------------
                               NET                PER SHARE     NET              PER SHARE
                              INCOME     SHARES     AMOUNT     INCOME    SHARES    AMOUNT
                              -------    -------    -------    -------   -------   -------
Basic                         $(2,006)    14,141    $ (0.14)   $   723    14,046   $  0.05
Effect of stock options
  and warrants                     --        257         --         --       814        --
Anti-dilutive stock options
  and warrants                     --       (257)        --         --        --        --
                              -------    -------    -------    -------   -------   -------
Diluted                       $(2,006)    14,141    $ (0.14)   $   723    14,860   $  0.05
                              =======    =======    =======    =======   =======   =======


                                                    NINE MONTHS ENDED
                              ------------------------------------------------------------
                                    SEPTEMBER 30, 2002              SEPTEMBER 24, 2001
                              -----------------------------    ---------------------------
                               NET                PER SHARE     NET              PER SHARE
                              INCOME     SHARES     AMOUNT     INCOME    SHARES    AMOUNT
                              -------    -------    -------    -------   -------   -------
Basic                         $   526     14,093    $  0.04    $ 3,065    14,046   $  0.22
Effect of stock options
  and warrants                     --        817         --         --       378     (0.01)
                              -------    -------    -------    -------   -------   -------
Diluted                       $   526     14,910    $  0.04    $ 3,065    14,424   $  0.21
                              =======    =======    =======    =======   =======   =======

8. STOCK OPTION PLAN

On April 30, 2002, the Company's Board of Directors adopted, and on June 24, 2002, its stockholders approved, the 2002 Incentive Stock Option Plan (the "2002 Plan"). The 2002 Plan provides for the issuance of options to acquire up to 1,000,000 shares of the Company's Common Stock. The options are intended to qualify as incentive stock options within the meaning of Section 422A of the Internal Revenue Code or as options which are not intended to meet the requirements of such section ("non-qualified stock options"). Awards granted under the 2002 Plan also may include stock appreciation rights and restricted stock awards.

The exercise price of all incentive stock options granted under the 2002 Plan must be at least equal to the fair market value of such shares as of the date of grant or, in the case of incentive stock options granted to the holder of 10% or more of the Company's Common Stock, at least 110% of the fair market value of such shares on the date of grant. The plan administrator (currently the Board of Directors) shall set the term of each stock option, but no incentive stock option shall be exercisable more than 10 years after the date such option is granted.

On July 22, 2002, the Company's Board of Directors approved the issuance of an additional 262,000 options to acquire the Company's Common Stock. The record date of the awards was set to the close of business on July 23, 2002. The market price of the Company's Common Stock on July 23, 2002 was $4.16.

9. LONG-TERM DEBT AND FINANCING COMMITMENT

The Company has a number of long-term debt agreements with its various lenders. The agreements contain financial covenants, such as debt coverage and maximum allowable debt, with which the Company must comply on a quarterly or annual basis. At September 30, 2002, the Company was in compliance with all of its financial covenants.

All of our loan agreements contain various financial covenants. At September 30, 2002, we met all of the financial covenants. Some of our financial covenants are dependant upon profitable operations. As discussed earlier in this Form 10-Q, our recent operations have been negatively impacted by an economic slow down and resulting same-store sales declines. If this trend continues, and coupled with the new restaurant development planned in the first half of 2003 and resulting borrowings to finance the cost of building these restaurants, we may violate one or more of these covenants with any one of our lenders in the fourth quarter of 2002 or in the first or second quarter of 2003. We currently are in discussions with all of our lenders seeking modifications of the affected covenants. If we are unsuccessful in completing these modifications and economic conditions remain depressed, this could have a material adverse effect on our business and prevent us from having the cash availability to fund our obligations and new restaurant development.

Subsequent to September 30, 2002, the Company secured a $15 million financing commitment through GE Franchise Finance. The terms include $6 million for financing of equipment and leasehold improvements for the seven existing Bamboo Club restaurants and approximately $9 million for new Bamboo Club expansion. In addition, subsequent to September 30, 2002, the Company came to terms with Bank of America to finance a new T.G.I. Friday's location and came to terms with Comerica Bank on the renewal of its $5 million revolving line of credit. Both of these financing arrangements are in the process of being documented.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                        ----------------------------  ----------------------------
                                        SEPTEMBER 30,  SEPTEMBER 24,  SEPTEMBER 30,  SEPTEMBER 24,
                                             2002          2001           2002           2001
                                             -----         -----          -----          -----
Revenue                                        100%          100%           100%           100%

RESTAURANT OPERATING EXPENSES:
Cost of sales                                 28.0          28.0           27.6           28.0
Payroll and benefits                          31.1          30.0           30.7           30.3
Depreciation and amortization                  3.8           3.7            3.5            3.6
Other operating expenses                      31.0          29.5           29.6           28.9
                                             -----         -----          -----          -----
Total restaurant operating expenses           93.9          91.2           91.3           90.7
                                             -----         -----          -----          -----

Income from restaurant operations              6.1           8.8            8.7            9.3

OTHER OPERATING (INCOME) EXPENSES:
Depreciation and amortization                  0.2           0.9            0.2            0.9
General and administrative expenses            4.0           3.9            4.0            3.7
Preopening expenses                            0.5           0.4            0.7            0.5
New manager training expenses                  0.9           0.8            0.8            0.7
Impairment charges and other                   3.0            --            0.9             --
Management fee income                           --          (0.3)            --           (0.3)
                                             -----         -----          -----          -----

Operating income (loss)                       (2.5)          3.1            2.1            3.8
Interest expense and other, net                2.0           1.7            1.7            1.8
                                             -----         -----          -----          -----

Net income (loss) before income tax           (4.5)          1.4            0.4            2.0
Income Tax                                    (0.8)           --            0.1             --
                                             -----         -----          -----          -----
Net Income (loss)                             (3.7)%         1.4%           0.3%           2.0%
                                             =====         =====          =====          =====

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 24, 2001

Revenue for the three months ended September 30, 2002, increased by 3.5% to $54,026,000 compared with $52,222,000 for the comparable period in 2001. Revenue for the nine months ended September 30, 2002, increased by 6.4% to $167,253,000 compared with $157,156,000 for the comparable period in 2001. The increases resulted from the opening of seven new restaurants since the second quarter of 2001 (four restaurants during the fourth quarter of 2001 and three restaurants during the second quarter of 2002). Revenue increases were partially offset by the closure of one Redfish restaurant in San Diego, CA, which was closed on July 29, 2002, and one T.G.I. Friday's restaurant in Kansas City, MO, which was closed on September 23, 2002. Additionally, we had a same-store sales decrease of 3.6% for the quarter compared to an increase in same-store sales of 0.9% for the comparable quarter in 2001. For the nine months ended September 30, 2002, we had a same-store sales increase of 0.3% compared to 2.4% for the same period in 2001. We attribute the decline in same-store sales to softer economic conditions that have affected our primary markets of Arizona and California, and the ineffectiveness of the national advertising campaign of our T.G.I. Friday's brand.

Our two original Bamboo Club restaurants have experienced lower sales this year as compared to last year. Sales levels for all Bamboo Club restaurants were negatively impacted by the higher than usual seasonal slowdown during the summer in Arizona and Florida (where all of the our restaurants are located), and the further impact of a soft national economy and poor consumer confidence. Average weekly sales for all restaurants were $44,600 for the three months ended September 30, 2002 and $51,800 for the full nine months.

We rely on T.G.I. Friday's, corporate for national advertising and promotion. We are currently discussing with T.G.I. Friday's a new national advertising campaign for 2003, that includes an increase in spending and new creative material. We believe same-store sales decreased for the Friday's system during the third quarter, and that such same-store sales performance was unfavorable in relation to its major casual dining competitors.

Cost of sales as a percentage of revenue remained constant at 28.0% for both the three months ended September 30, 2002, and the comparable quarter in 2001. For the nine months ended September 30, 2002, cost of sales as a percentage of revenue decreased to 27.6% from 28.0% for the comparable period in 2001. We experienced food cost decreases during the nine months ended September 30, 2002 as result of favorable arrangements with our principal food suppliers that provided for better pricing on meat and dairy products. During the quarter ended September 30, 2002, we introduced a new trial happy hour menu in some areas. The changes in pricing and product mix as a result of this trial caused an increase in beverage costs that offset the trends in food cost improvements during this quarter.

Payroll and benefit costs increased as a percentage of revenue to 31.1% for the three months ended September 30, 2002, compared to 30.0% for the comparable quarter in 2001. For the nine months ended September 30, 2002, payroll and benefit costs increased to 30.7% of revenue compared to 30.3% during the comparable period in 2001. These increases reflect the continuing impact of minimum wage increases in California, higher health insurance costs and increased labor costs due to the stabilization period of the seven new restaurants opened since September 24, 2001. New restaurants typically experience a period of six to twelve months where staffing levels are inflated.

Depreciation and amortization expense before income from restaurant operations includes depreciation of restaurant property and equipment and amortization of franchise fees and liquor licenses. Depreciation and amortization expense increased as a percentage of revenue to 3.8% for the three months ended
September 30, 2002 from 3.7% for the comparable period in 2001. For the nine months ended September 30, 2002, depreciation and amortization decreased to 3.5% from 3.6% for the comparable period in 2001. Although depreciation expense increased over the nine months as a result of asset purchases for new restaurants, the increases were offset by a reduction in depreciation expense due to the impairment of assets for several under-performing locations recorded in December 2001. In addition, depreciation and amortization increases were attributable to this fixed expense being spread over a lower revenue base during the three- month period ended September 30, 2002.

Other operating expenses consist primarily of rent, operating supplies, advertising and marketing costs and insurance. Other operating expenses increased as a percentage of revenue to 31.0% for the three months ended September 30, 2002, from 29.5% for the comparable quarter in 2001. For the nine months ended September 30, 2002, other operating expenses increased as a percentage of revenue to 29.6% from 28.9% for the comparable period in 2001. These increases were primarily the result of higher rents due to leasing mall locations for our new Bamboo Club restaurants, increases in general liability and worker's compensation insurance, higher marketing costs related to both T.G.I. Friday's and Bamboo Club and increases in technology support costs.

Depreciation and amortization after income from restaurant operations includes depreciation of corporate property and equipment and amortization of goodwill, as applicable. Depreciation and amortization expense decreased as a percentage of revenue to 0.2% for the three months ended September 30, 2002 as compared to 0.9% for the comparable period in 2001. For the nine months ended September 30, 2002, amortization of intangibles decreased to 0.2% from 0.9% for the comparable period in 2001. These decreases were the result of the elimination of goodwill amortization effective January 1, 2002 under FAS 142. Goodwill amortization for the three and nine months ended September 24, 2001 was $354,466 and $1,067,849, respectively.

General and administrative expenses increased as a percentage of revenue to 4.0% for the three months ended September 30, 2002, compared with 3.9% for the comparable period in 2001. For the nine months ended September 30, 2002, general and administrative expenses increased as a percentage of revenue to 4.0% from 3.7% for the comparable period in 2001. The increases were primarily due to increases in salaries and benefits and travel related to the building of the Bamboo Club management and operational infrastructure. Other increases resulted from increases in technology support related costs, higher rent expense related to additional office space and higher legal costs.

Preopening expenses increased as a percentage of revenue to 0.5% for the three months ended September 30, 2002 from 0.4% for the comparable period in 2001. For the nine months ended September 30, 2002, preopening expenses increased as a percentage of revenue to 0.7% from 0.5% for the comparable period in 2001. These increases were primarily the result of the timing of new store openings, specifically the new Bamboo Club opened in October 2002 and the two new Bamboo Clubs we expect to open during the fourth quarter 2002. The majority of preopening expenses occur during the two months prior to opening a new store.

New manager training expenses are those costs incurred in training newly hired or promoted managers, as well as those costs incurred to relocate those managers to permanent management positions. New manager training expenses increased as a percentage of revenue for the three months ended September 30, 2002 to 0.9% from 0.8% for the comparable period in 2001. For the nine months ended September 30, 2002, new manager training expenses increased to 0.8% from 0.7% for the comparable period in 2001. These increases were primarily the result of the timing of new store openings, specifically the new Bamboo Club opened in October 2002 and the two new Bamboo Clubs we expect to open during the fourth quarter 2002.

Under Management Agreements, we manage four T.G.I. Friday's stores in Northern California and one T.G.I. Friday's store in El Paso, Texas. Under these agreements we are entitled to a management fee if certain cash flow levels are achieved. Based on the cash flow provisions of the Management Agreements, we were unable to record management fee income during the three and nine month periods ended September 30, 2002 compared to $146,000 and $431,000, or 0.3% of revenue, for the three and nine month periods in 2001, respectively. Subsequent to September 30, 2002 the El Paso, Texas location was closed, which reduced the number of stores we manage to the four stores in Northern California.

Interest expense increased as a percentage of revenue to 2.0% for the three months ended September 30, 2002, compared with 1.7% for the comparable quarter in 2001. For the nine months ended September 30, 2002, interest expense decreased as a percentage of revenue to 1.7% from 1.8% for the comparable period in 2001. Increases in interest expense during the three months ended September 30, 2002, was the result of additional borrowings for new restaurants opened this year. The interest related to the additional borrowing was partially offset by more favorable interest rates on our variable interest rate debt combined with refinancing of a portion of our higher rate debt.

We recorded an income tax benefit for the three months ended September 30, 2002. This income tax benefit was due to the loss we recorded during the quarter ended September 30, 2002, primarily as a result of asset impairments. In prior years, we did not have an income tax provision due to the utilization of tax loss and tax credit carryforwards. Although we still have tax loss and tax credit carryforwards available, the law limits the amount we can realize in 2002; accordingly, we have estimated our effective tax rate during 2002 to be 18%.

LIQUIDITY AND CAPITAL RESOURCES

Our current liabilities exceed our current assets because of the longer payment terms on trade payable, inventories and other current liabilities (payment terms are normally 15 to 30 days). Comparatively, the restaurant sales cycle is short as we receive substantially immediate payment for all sales transactions. As of September 30, 2002, we had a cash balance of $7,273,000 and monthly cash receipts have been sufficient to pay all obligations as they become due.

Net cash provided by operating activities was $4.3 million for the nine months ended September 30,2002 and $6.1 million for comparable period in 2002, primarily as a result of reduced earnings.

Net cash used in investing activities was $13.0 million and $6.7 million for the nine months ended September 30, 2002 and September 24, 2001, respectively. We use cash primarily to fund the development and construction of new restaurants. During the nine months ended September 30, 2002 and for the comparable period in 2001, capital expenditures made up the majority of our investing activities. Cash received from sale-leaseback transactions reduced cash used for investment in capital expenditures for the nine-month period ended September 24, 2001.

Net cash provided by financing activities for the nine months ended September 30, 2002 was $6.4 million compared to $2.4 million for the comparable period in 2001. Financing activities in the nine-month period in 2002 consisted primarily of new permanent financing and refinancing of existing higher interest rate debt offset by repayment of higher interest rate debt and amortization of existing debt. Financing activities in 2001 consisted primarily of borrowings on our development facility with Bank of America and were offset by amortization of debt.

During the period ended September 30, 2002, we obtained new permanent financing of $9,464,000 from Bank of America for the refinance of two existing T.G.I. Friday's locations (Cerritos, California and Oxnard, California) and the financing of two new T.G.I. Friday's locations (Porter Ranch, California and Chandler, Arizona). As of September 30, 2002, we had long-term debt of $53,059,000, net of current portion of $3,347,000, with numerous lenders.

We currently retain exclusive development rights in our T.G.I. Friday's markets outside of California, where we are current with our development obligations. In California, we share co-development rights with T.G.I. Friday's and have recently renegotiated our co-development obligations. Pursuant to the terms of our amended development agreements, we are now required to open one restaurant in our Northern California territory, two restaurants in our Southern California territory, one restaurant in our Southwest territory, and one restaurant in our Midwest territory by December 31, 2003.

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

We estimate our total cost of opening a new Bamboo Club restaurant ranges from $1,325,000 to $1,625,000, exclusive of annual operating expenses. These costs include approximately (a) $550,000 to $825,000, net of a reduction for landlord's contribution, for building improvements and permits, including liquor licenses, (b) $600,000 for furniture, fixtures, and equipment, and (c) $175,000 to $200,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies. We have developed a plan for a freestanding Bamboo Club restaurant, which is currently under construction, and we anticipate that this cost will be in excess of the preceding averages. Actual costs for future openings may vary significantly, depending on a variety of factors.

Subsequent to September 30, 2002, we opened one new Bamboo Club (Newport, Kentucky) and we have plans to open two additional new Bamboo Club restaurants during the remainder of 2002. New store openings through the remainder of 2002 will be financed by our current cash on hand, internally generated funds from operations and debt financing.

As of September 30, 2002, we had fully utilized our development facility with Bank of America. Subsequent to September 30, 2002, we secured a $15 million financing commitment through GE Franchise Finance. The terms include $6 million for financing of equipment and leasehold improvements for the seven Bamboo Clubs already open and approximately $9 million for new Bamboo Club development.

Additionally, subsequent to September 30, 2002, we came to terms with Comerica Bank on the renewal of our $5 million revolving line of credit. We also came to terms with Bank of America for financing on a new Friday's location. Both of these arrangements are in the process of being documented.

All of our loan agreements contain various financial covenants. At September 30, 2002, we met all of the financial covenants. Some of our financial covenants are dependant upon profitable operations. As discussed earlier in this Form 10-Q, our recent operations have been negatively impacted by an economic slow down, and resulting same-store sales declines. If this trend continues, and coupled with the new restaurant development planned in the first half of 2003 and resulting borrowings to finance the cost of building these restaurants, we may violate one or more of these covenants with any one of our lenders in the fourth quarter of 2002 or in the first or second quarter of 2003. We currently are in discussions with all of our lenders seeking modifications of the affected covenants. If we are unsuccessful in completing these modifications and economic conditions remain depressed, this could have a material adverse effect on our business and prevent us from having the cash availability to fund our obligations and new restaurant development.

Assuming we remain in compliance with our current debt agreements or receive the modifications to the covenants discussed above, and that there is an improvement in the general economic conditions in our key markets, we believe that our current cash resources, our line of credit, additional debt financing commitments, and expected cash flows from operations will be sufficient to fund our current operations and planned development through 2003. We believe we may need to obtain capital to fund additional growth beyond 2003. Potential sources of any such capital include bank financing, strategic alliances, and additional offerings of our equity or debt securities. We cannot provide assurance that such capital will be available from these or other potential sources, and the lack of capital could have a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30 2002, we were participating in three derivative financial instruments for which fair value disclosure is required under Statement of Financial Accounting Standards No. 133. The fair value liability of the interest rate swap agreements discussed in note 5 increased to $2,640,780 using "hedge accounting" per SFAS No. 133.

Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made at variable interest rates of 1.125% over prime, 2.85% over LIBOR, 3.20% over LIBOR, and 2.65% over the 30-Day Dealer Commercial Paper Rate. As of September 30, 2002, we had outstanding borrowings on these loans of approximately $33,263,000. Our total net interest expense for the three and nine months ended September 30, 2002 was $1,071,000 and $2,761,000, respectively, compared to $893,000 and $2,875,000 for the comparable periods in 2001. A one percent variation in interest rates would have increased our total interest expense by approximately $82,000 and $246,000 for the three and nine-month periods ended September 30, 2002, respectively.

ITEM 4. CONTROLS AND PROCEDURES

As of a date within 90 days prior to the date of the filing of this report, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not involved in any material legal proceedings as of September 30, 2002.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MAIN STREET AND MAIN INCORPORATED


Dated: November 14, 2002                /s/ Bart A. Brown, Jr.
                                        ----------------------------------------
                                        Bart A. Brown Jr.,
                                        Chief Executive Officer


Dated: November 14, 2002                /s/ Michael Garnreiter
                                        ----------------------------------------
                                        Michael Garnreiter,
                                        Executive Vice President, CFO, and
                                        Treasurer

                                 CERTIFICATIONS

     I, Bart A. Brown, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Main Street and Main Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                        /s/ Bart A. Brown, Jr.
                                        ----------------------------------------
                                        Bart A. Brown, Jr.
                                        Chief Executive Officer

     I, Michael Garnreiter, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Main Street and Main Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                        /s/ Michael Garnreiter
                                        ----------------------------------------
                                        Michael Garnreiter
                                        Chief Financial Officer