Form 10-K
period 2002-12-30
MAIN STREET & MAIN INC
filed 2003-03-31
CIK 847466

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 30, 2002      Commission File Number: 0-18668


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

At July 1, 2002, there were outstanding 14,129,928 shares of the registrant's common stock, $.001 par value. The aggregate market value of common stock held by nonaffiliates of the registrant (8,378,678 shares) based on the closing sale price of the common stock as reported on the Nasdaq National Market on July 1, 2002, ($6.22 per share) was $52,115,377. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

Documents  incorporated  by  reference:   Portions  of  the  registrant's  Proxy
Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

                        MAIN STREET AND MAIN INCORPORATED

                           ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 30, 2002

                                TABLE OF CONTENTS

                                                                            PAGE
PART I
  ITEM 1.  BUSINESS........................................................   1
  ITEM 2.  PROPERTIES......................................................  24
  ITEM 3.  LEGAL PROCEEDINGS...............................................  24
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  24

PART II
  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS...........................................  25
  ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA............................  25
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.....................................  27
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......  37
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................  37
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE...........................  37

PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............  38
  ITEM 11. EXECUTIVE COMPENSATION..........................................  38
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS....................  38
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  38
  ITEM 14. CONTROLS AND PROCEDURES.........................................  38

PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K...................................................  39
SIGNATURES ................................................................  42

CERTIFICATIONS ............................................................  43

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING OUR "EXPECTATIONS," "ANTICIPATION," "INTENTIONS," "BELIEFS," OR "STRATEGIES" REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS ALSO INCLUDE STATEMENTS REGARDING REVENUE, MARGINS, EXPENSES, AND EARNINGS ANALYSIS FOR FISCAL 2003 AND THEREAFTER; FUTURE RESTAURANT OPERATIONS AND NEW RESTAURANT ACQUISITIONS OR DEVELOPMENT; THE RESTAURANT INDUSTRY IN GENERAL; AND LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE FILING DATE OF THIS REPORT, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS IN THIS REPORT. A VARIETY OF FACTORS COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, INCLUDING THE FACTORS DISCUSSED IN ITEM 1, "BUSINESS - SPECIAL CONSIDERATIONS."

                                     PART I

ITEM 1. BUSINESS

     We are the world's largest franchisee of T.G.I. Friday's restaurants, currently owning 56 and managing four T.G.I. Friday's restaurants. In addition, at the end of 2002, we owned and operated eight Bamboo Club restaurants and we opened a ninth in January of 2003, in Aventura (North Miami), Florida. We currently have two Bamboo Club restaurants under construction, one in Novi (Detroit), Michigan and one in Desert Ridge Mall (North Phoenix), Arizona; both are scheduled to open in 2003. We will also open one T.G.I. Friday's restaurant in Desert Ridge Mall, Arizona scheduled for the second quarter of 2003. We also own five Redfish Seafood Grill and Bar restaurants. On April 1, 2002, we opened an Alice Cooper'stown restaurant in Cleveland, Ohio, pursuant to a license agreement we entered into with Celebrity Restaurants, L.L.C., the owner of the exclusive rights to operate Alice Cooper'stown restaurants and which operates one such restaurant in Phoenix, Arizona.

     T.G.I. Friday's restaurants are full-service, casual dining establishments featuring a wide selection of freshly prepared, popular foods and beverages served by well-trained, friendly employees in relaxed settings. Bamboo Club restaurants are full-service, fine dining, upscale restaurants that feature an extensive and diverse menu of innovative and tantalizing Pacific Rim cuisine. Redfish Seafood Grill and Bar restaurants are full-service, casual dining restaurants that feature a broad selection of New Orleans style fresh seafood, Creole and seafood cuisine, and traditional southern dishes, as well as a "Voodoo" style lounge, all under one roof. Alice Cooper'stown restaurants are rock and roll and sports themed restaurant and feature a connection to the music celebrity Alice Cooper.

     We own the exclusive rights to develop additional T.G.I. Friday's restaurants in several territories in the western United States. We have co-development privileges with Carlson Restaurants Worldwide to develop additional T.G.I. Friday's restaurants in California. We own the Bamboo Club and Redfish brands. Our strategy is to

     * capitalize on the brand-name recognition and goodwill associated with T.G.I. Friday's restaurants;

     *    expand our restaurant operations through

          - the development of additional T.G.I. Friday's restaurants in our existing development territories,

          - the development of additional Bamboo Club restaurants throughout the United States, and

          - the possible acquisition or development of restaurants operating under other restaurant concepts; and

     *    improve  our   profitability  by  continuing  to  enhance  the  dining
          experience of our guests and improving operating efficiency at all of our restaurant brands.

We may explore opportunities to franchise Bamboo Club and Redfish concepts to third parties in the future.

     We were incorporated in December 1988. We maintain our principal executive offices at 5050 North 40th Street, Suite 200, Phoenix, Arizona 85018, and our telephone number is (602) 852-9000. Our Web site, which is not a part of this Report, is located at www.mainandmain.com. Our current periodic and annual reports are available free of charge on our Web site as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. As used in this Report, the terms "we," "our," "us," the "Company" or "Main Street" refers to Main Street and Main Incorporated and its subsidiaries and operating divisions.

                                  OUR BUSINESS

OUR T.G.I. FRIDAY'S RESTAURANTS

THE T.G.I. FRIDAY'S CONCEPT

     The T.G.I. Friday's concept is franchised by Carlson Restaurants Worldwide, Inc. (formerly TGI Friday's Inc.), a wholly owned subsidiary of Carlson Companies Inc., which is a diversified company with business interests in the restaurant and hospitality industries. The first T.G.I. Friday's restaurant was opened in 1965 in New York City. Carlson Restaurants Worldwide, Inc. and its predecessors, has conducted a business since 1972 that is substantially similar to the business currently conducted by its franchisees. As of December 30, 2002, Carlson Restaurants Worldwide had 245 franchisor-operated and 277 franchised T.G.I. Friday's restaurants operating worldwide. During 2002, Carlson Restaurants Worldwide sold most of its holdings of our common stock, which amounted to approximately 1.8% of our outstanding common stock, retaining 53,016 shares, or approximately 0.038% of our outstanding common stock. Holders of our common stock do not have any financial interest in Carlson Restaurants Worldwide, and Carlson Restaurants Worldwide has no responsibility for the contents of this report.

     T.G.I. Friday's restaurants are full-service, casual dining establishments featuring a wide selection of high- quality, freshly prepared popular foods and beverages, including a number of innovative and distinctive menu items, such as menu items featuring "Jack Daniel's" sauces. The restaurants feature quick, efficient, and friendly table service designed to minimize customer-waiting time and facilitate table turnover. Our restaurants generally are open seven days a week between the hours of approximately 11:00 a.m. and 1:00 a.m. During 2002 we started experimenting with "curbside service". The first location to have this service was in Chandler, Arizona and we plan to use the same concept in the Desert Ridge location. We believe that the design and operational consistency of all T.G.I. Friday's restaurants enable us to benefit significantly from the name recognition and goodwill associated with T.G.I. Friday's restaurants.

MENU

     We attempt to capitalize on the innovative and distinctive menu items that have been an important attribute of T.G.I. Friday's restaurants. The menu consists of more than 85 food items, including

     * appetizers, such as buffalo wings, stuffed potato skins, quesadillas, spinach dip, cheese sticks, and pot stickers;

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

     Menu prices range from $9 to $20 for beef, chicken, and seafood entrees; $9 to $13 for pasta and oriental and southwestern specialty items; $4 to $9 for salads, sandwiches, and burgers; and $6 to $13 for appetizers and soups. Each restaurant offers a separate children's menu with food entrees ranging from $2 to $3. Alcoholic beverage sales currently account for approximately 24% of total revenue.

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

UNIT ECONOMICS

     We estimate that our total cost of opening a new T.G.I. Friday's restaurant currently ranges from $2,475,000 to $2,825,000, exclusive of annual operating expenses and assuming that we obtain the underlying real estate under a lease arrangement. These costs include approximately (a) $1,650,000 to $2,000,000 for building, improvements, and permits, including liquor licenses, (b) $600,000 for furniture, fixtures, and equipment, (c) $175,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies, and (d) $50,000 for the initial franchise fee. Actual costs, however, may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and employment markets. Our T.G.I. Friday's restaurants open during all of fiscal 2002 generated an average of approximately $3,383,000 in annual revenue.

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

     Bamboo Club restaurants are open for lunch and dinner, with hours between 11:00 a.m. to 11:00 p.m. Monday through Thursday, 11:00 a.m. to midnight on Friday and Saturday, and 11:00 a.m. to 10:00 p.m. on Sunday. The kitchen remains open until 11:00 p.m. Monday through Thursday and until midnight on Friday and Saturday to accommodate guests who prefer to dine late. Bamboo Club restaurants take reservations and can serve large parties or groups.

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

     Menu prices range from $6 to $10 for salads; $5 to $16 for appetizers; and $9 to $29 for entrees. The average guest check is approximately $20-$22 per person. Alcoholic beverage sales account for approximately 23% of total revenue. Take-out orders represent approximately 4-5% of total revenue. In addition, sales through a third-party delivery service in Phoenix, Arizona, represent approximately 3% of total Phoenix revenue.

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

     The eight Bamboo Club restaurants are located in high-traffic retail shopping environments. Each restaurant contains approximately 6,500 square feet of space in leased facilities, excluding patio areas. Each of these restaurants feature indoor seating and bar area seating for a total of approximately 200 guests, which does not include outdoor patio seating at some locations.

     Bamboo Club restaurants have developed an extensive program to train and motivate restaurant employees. The Bamboo Club serving staff are professional, friendly, highly skilled, and knowledgeable about the restaurant's cuisine and menu selections. Servers are trained to make suggestions or recommendations for new or different menu items or combinations that patrons might try, which helps each guest to enjoy a memorable dining experience. We have developed a prototype for use in developing inline Bamboo Club restaurants. We plan to use this prototype whenever possible in order to standardize the construction process and to reduce costs. We originally acquired the two operating Bamboo Club restaurants in Phoenix and Scottsdale, Arizona, and since have opened a total of seven more Bamboo Club restaurants, one each in Wellington, Tampa, and Aventura, Florida; one each in Tempe and Tucson, Arizona; one in Newport, Kentucky; and one in King of Prussia, Pennsylvania. We plan to open a Bamboo Club restaurant in Novi, Michigan, and a freestanding Bamboo Club location in Phoenix, Arizona (Desert Ridge Mall), which is scheduled to open in the third quarter of 2003.

UNIT ECONOMICS

     After opening seven Bamboo Club restaurants, our total cost of opening a new location ranges between $1,625,000 and $1,800,000, exclusive of annual operating expenses. These costs included approximately (a) $900,000 to $1,000,000, net of a reduction for landlord's contribution, for building improvements and permits, including liquor licenses, (b) $550,000 to $600,000 for furniture, fixtures, and equipment, and (c) $175,000 to $200,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies. We are currently developing a freestanding Bamboo Club restaurant (Desert Ridge Mall in Phoenix, Arizona) and anticipate that this cost will be substantially in excess of the preceding averages. Actual costs for future openings may vary significantly, depending on a variety of factors.

     In the fourth quarter of 2002, in response to the difficult and soft national economy, we decided (i) that we would begin negotiations to terminate several existing leases or delay openings for Bamboo Club locations where we have not yet built a restaurant (these sites included San Antonio and Fort Worth Texas; Columbus, Ohio; Raleigh-Durham, North Carolina; and Fairfax, Virginia),
(ii) we would not renew leases for two California T.G. I. Friday's restaurants whose lease terms expire in 2003, and (iii) we would perform recoverability tests for under-performing restaurants and take asset impairment charges if necessary. The asset impairment and estimated lease termination fees, recorded in the fourth quarter of 2002, were $6,337,000, including an allocation of $860,000 of goodwill.

     Our five Bamboo Club restaurants open during all of fiscal 2002, which consist of the two original restaurants acquired, Tempe, Arizona, and West Palm and Tampa, Florida generated an average of approximately $2.7 million in annual revenue.

OUR REDFISH SEAFOOD GRILL AND BAR RESTAURANTS

THE REDFISH CONCEPT

     Redfish Seafood Grill and Bar restaurants are full-service, casual dining restaurants that feature a broad selection of New Orleans style fresh seafood, Creole and seafood cuisine, and traditional southern dishes, as well as a "Voodoo" style lounge, all under one roof. The restaurants offer unique, freshly prepared food that is served quickly and efficiently in a fun-filled New Orleans atmosphere. Each Redfish restaurant's Voodoo lounge features a unique atmosphere decorated with an eclectic collection of authentic New Orleans artifacts, signs, and antiques. Some locations have local bands and, occasionally, national touring acts present live rhythm and blues music on weekends. Redfish restaurants are open for lunch and dinner seven days a week, although our Denver restaurant is not open on Sundays. Hours of operation are usually from 11:00 a.m. until midnight Monday through Thursday and 11:00 a.m. until 2:00 a.m. on weekends.

MENU

     We have developed a menu of more than 45 items for our Redfish restaurants. Signature dishes include blackened redfish, Bourbon Street jambalaya, southern fried catfish, stuffed salmon, and crawfish etoufee. The menu also features a selection of appetizers, including Looziana egg rolls, Maryland-style crab cakes, fried green tomatoes, and crab & artichoke dip. Our Redfish menu also features a variety of fresh seafood, steaks, barbeque ribs, delicious pastas, fresh seasonal salads, sandwiches, and tempting desserts, such as bananas foster, chocolate bread pudding, and our signature key lime pie. The spacious Voodoo lounge offers a wide selection of the finest beers on tap, a full wine list, and an extensive specialty drink list.

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

     Most of our Redfish restaurants are located in high-traffic urban office environments. These restaurants contain between 6,000 and 12,000 square feet of space and average approximately 8,500 square feet. Our Redfish restaurants contain an average of 60 dining tables, seating an average of 250 guests, and a bar area seating an average of approximately 25 additional guests. We have developed a prototype for use in developing Redfish restaurants in the future. We constructed two restaurants using this prototype in Scottsdale and Chandler, Arizona. We plan to use this prototype whenever possible in order to standardize the construction process and to reduce costs. We do not currently plan to build any new Redfish restaurants in the foreseeable future.

UNIT ECONOMICS

     We estimate that our total cost of opening a new Redfish restaurant currently ranges from $2,400,000 to $2,600,000, exclusive of annual operating expenses and assuming that we obtain the underlying real estate under a lease arrangement. These costs include approximately (a) $1,650,000 to $1,850,000 for building, improvements, and permits, including liquor licenses, (b) $600,000 for furniture, fixtures, and equipment, and (c) $150,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies. Actual costs, however, may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and employment markets. Our four Redfish restaurants open during all of fiscal 2002 generated an average of approximately $2.2 million in annual revenue. During 2002, we opened our newest Redfish in Chandler, Arizona and closed an under-performing location in San Diego, California.

ALICE COOPER'STOWN RESTAURANT

THE ALICE COOPER'STOWN CONCEPT

     The Alice Cooper'stown concept was developed by Celebrity Restaurants, L.L.C. and is rock and roll and sports themed, featuring a connection to Alice Cooper. We own no interest in Celebrity Restaurants, L.L.C., and it owns no interest in us. Celebrity Restaurants operates one Alice Cooper'stown restaurant, which opened in December 1998 in Phoenix, Arizona. Our Alice Cooper'stown restaurant opened in April 2002, in a location formally occupied by a Redfish Seafood Grill and Bar restaurant in Cleveland, Ohio. The Cleveland location's proximity to Jacobs Field, the home of the Cleveland Indians, and the fact that Cleveland is the home of the Rock and Roll Hall of Fame, resulted in our decision to convert the location into an Alice Cooper'stown. Our Alice Cooper'stown restaurant is a full-service, casual dining establishment featuring a wide selection of high quality, freshly prepared popular foods and beverages, including a number of innovative and distinctive menu items, such as menu items that are sports and rock and roll themed. In addition, the restaurant sells sports and rock and roll memorabilia. The restaurant features quick, efficient, and friendly table service designed to minimize customer-waiting time and facilitate table turnover. Our Alice Cooper'stown restaurant benefits significantly from the name recognition of Alice Cooper and the proximity to Jacobs Field, the home of the Cleveland Indians, and the Rock and Roll Hall of Fame.

MENU

     Our menu in Cleveland includes salads and sandwiches, pizzas and burgers, and tempting appetizers and desserts.

     Menu prices range from $4.00 to $9.00 for appetizers and desserts, $5.00 to $18.00 for entrees, and $6.00 to $11.00 for pizzas and burgers.

RESTAURANT LAYOUT AND STAFFING

     Our Alice Cooper'stown restaurant was designed to feature a rock and roll and sports theme, featuring the connection to rock and roll legend Alice Cooper. The general decor is rock and roll and sports memorabilia. The logo reads "Where Rock and Roll and Sports Collide". The restaurant features a video wall in the bar and a large screen video in the dining room. In keeping with its sports bar theme, there are more than 35 TV screens in the restaurant. Some of our former Cleveland Redfish staff, including management personnel, are involved in the operation of this restaurant.

UNIT ECONOMICS

     Our construction costs to convert this location were approximately $400,000 and pre-opening expenses were approximately $191,000. This restaurant generated $1.9 million of revenue during the nine months it was open in 2002.

SITE SELECTION

     When evaluating whether and where to seek expansion of our restaurant operations, we analyze a restaurant's profit potential. We consider the location of a restaurant to be one of the most critical elements of the restaurant's long-term success. Accordingly, we expend significant time and effort in investigating and evaluating potential restaurant sites. In conducting the site selection process, we obtain and examine detailed demographic information (such as population characteristics, density, and household income levels), evaluate site characteristics (such as visibility, accessibility, and traffic volume), consider the proposed restaurant's proximity to demand generators (such as shopping malls, lodging, and office complexes), and analyze potential competition. Our senior corporate management evaluates and approves each restaurant site for all of our brands prior to acquisition after extensive consultation with all levels of our operations group. Carlson Restaurants Worldwide provides site selection guidelines and criteria as well as site selection counseling and assistance for our T.G.I. Friday's restaurant sites. We also must obtain Carlson Restaurants Worldwide's consent before we enter into definitive agreements for a T.G.I. Friday's restaurant site.

CURRENT RESTAURANTS

     The following table sets forth information relating to each restaurant we own or manage as of March 12, 2003.

                                                                           SEATING      IN OPERATION    OPERATED BY OUR
LOCATION                                                 SQUARE FOOTAGE    CAPACITY        SINCE         COMPANY SINCE
--------                                                 --------------    --------        -----         -------------
ACQUIRED T.G.I. FRIDAY'S RESTAURANTS (OWNED)
   Phoenix, Arizona..................................         9,396           298           1985             1990
   Mesa, Arizona.....................................         9,396           298           1985             1990
   Tucson, Arizona...................................         7,798           290           1982             1990
   Las Vegas, Nevada.................................         9,194           298           1982             1990
   Overland Park, Kansas.............................         6,000           220           1992             1993
   San Diego, California.............................         8,002           234           1979             1993
   Costa Mesa, California............................         8,345           232           1980             1993
   Woodland Hills, California........................         8,358           283           1980             1993

                                                                           SEATING      IN OPERATION    OPERATED BY OUR
LOCATION                                                 SQUARE FOOTAGE    CAPACITY        SINCE         COMPANY SINCE
--------                                                 --------------    --------        -----         -------------
   Valencia, California..............................         6,500           232           1993             1993
   Torrance, California..............................         8,923           237           1982             1993
   La Jolla, California..............................         9,396           225           1984             1993
   Palm Desert, California...........................         9,194           235           1983             1993
   West Covina, California...........................         9,396           232           1984             1993
   North Orange, California..........................         9,194           213           1983             1993
   Ontario, California...............................         5,700           190           1993             1993
   Laguna Niguel, California.........................         6,730           205           1990             1993
   San Bernardino, California........................         9,396           236           1986             1993
   Brea, California..................................         6,500           195           1991             1993
   Riverside, California.............................         6,500           172           1991             1993
   Pleasanton, California............................         8,000           255           1995             1998
   Salinas, California...............................         6,500           240           1994             1998
   Oakland, California...............................         5,966           230           1994             1998
   Sacramento, California............................         6,200           230           1979             1998
   Citrus Heights, California........................         8,500           270           1982             1998
   Fresno, California................................         5,950           230           1978             1998

DEVELOPED T.G.I. FRIDAY'S RESTAURANTS (OWNED)
   Glendale, Arizona.................................         5,200           230           1993             1993
   Albuquerque, New Mexico...........................         5,975           270           1993             1993
   Reno, Nevada......................................         6,500           263           1994             1994
   Oxnard, California................................         6,500           252           1994             1994
   Carmel Mountain, California.......................         6,500           252           1995             1995
   Rancho Santa Margarita, California................         6,548           252           1995             1995
   Cerritos, California..............................         6,250           223           1996             1996
   Las Vegas, Nevada.................................         6,700           251           1997             1997
   Superstition Springs (Mesa), Arizona..............         6,250           240           1998             1998
   Puente Hills, California..........................         5,800           272           1999             1999
   San Diego, California.............................         6,800           277           1999             1999
   Independence, Missouri............................         5,800           240           1999             1999
   Rancho San Diego, California......................         5,800           240           1999             1999
   Yorba Linda, California...........................         5,800           240           1999             1999
   Simi Valley, California...........................         5,800           240           1999             1999
   Tucson, Arizona...................................         5,800           240           1999             1999
   Henderson, Nevada.................................         5,800           240           1999             1999
   Carlsbad, California..............................         8,146           302           1999             1999
   Temecula, California..............................         6,400           278           1999             1999
   Chandler, Arizona.................................         6,000           240           1999             1999
   Goodyear, Arizona.................................         6,000           207           2000             2000
   Shawnee, Kansas...................................         6,400           245           2000             2000
   Thousand Oaks, California.........................         6,400           249           2000             2000
   Union City - San Francisco, California............         6,400           240           2000             2000
   Leawood, Kansas...................................         7,248           240           2000             2000
   N. Long Beach, California.........................         7,177           291           2000             2000
   Scottsdale, Arizona...............................         7,100           263           2000             2000
   Albuquerque West, New Mexico......................         6,426           241           2001             2001
   Roseville, California.............................         6,426           245           2001             2001
   Porter Ranch, California..........................         6,426           245           2001             2001
   Chandler, Arizona.................................         6,800           322           2002             2002
   Desert Ridge Mall (Phoenix), Arizona..............         6,573           292        Currently        Currently
                                                                                           under            under
                                                                                        construction     construction

                                                                           SEATING      IN OPERATION    OPERATED BY OUR
LOCATION                                                 SQUARE FOOTAGE    CAPACITY        SINCE         COMPANY SINCE
--------                                                 --------------    --------        -----         -------------
MANAGED T.G.I. FRIDAY'S RESTAURANTS
   San Bruno, California.............................         8,345           200           1980             1993
   San Jose, California..............................         8,002           228           1977             1993
   San Mateo, California.............................         9,396           252           1984             1993
   San Ramon, California.............................         6,000           182           1990             1993

ACQUIRED REDFISH RESTAURANTS
   Denver, Colorado..................................         7,925           321           1997             1997
   Chicago, Illinois.................................         6,200           214           1996             1997
   Cincinnati, Ohio..................................         7,133           239           1997             1997

DEVELOPED REDFISH RESTAURANTS
    Scottsdale, Arizona..............................         7,285           218           2001             2001
    Chandler, Arizona................................         7,216           334           2002             2002

ACQUIRED BAMBOO CLUB RESTAURANTS
   Phoenix, Arizona..................................         5,400           200           1995             2000
   Scottsdale, Arizona...............................         5,400           200           1997             2000

DEVELOPED BAMBOO CLUB RESTAURANTS
   Tampa, Florida....................................         8,100           235           2001             2001
   West Palm Beach, Florida..........................         6,317           180           2001             2001
   Tempe, Arizona....................................         6,400           210           2001             2001
   Tucson, Arizona...................................         6,422           277           2002             2002
   Newport, Kentucky.................................         6,735           236           2002             2002
   King of Prussia, Pennsylvania.....................         7,391           243           2002             2002
   Miami (Aventura), Florida.........................         6,544           236           2003             2003
   Novi, Michigan....................................         6,941           291        Currently        Currently
                                                                                           under            under
                                                                                        construction     construction
   Desert Ridge Mall (Phoenix), Arizona..............         7,000           293        Currently        Currently
                                                                                           under            under
                                                                                        construction     construction
DEVELOPED ALICE COOPER'STOWN RESTAURANT
   Cleveland, Ohio...................................        11,160           356           2002             2002

     The average size of our acquired T.G.I. Friday's restaurants is approximately 7,800 square feet, and the average size of our developed T.G.I. Friday's restaurants is approximately 6,375 square feet. The Redfish restaurants average 7,150 square feet. The acquired Bamboo Club restaurants average 5,400 square feet and our developed Bamboo Club restaurants average approximately 6,875 square feet. The size of our Alice Cooper'stown restaurant is 11,160 square feet.

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

     * uniform specifications, procedures for operations, formal training, and standardized menus featuring special recipes and menu items;

     *    advertising and promotional programs;

     * requirements for quality and uniformity of products and services offered; and

     * requirements that franchisees purchase or lease from approved suppliers equipment, fixtures, furnishings, signs, inventory, recorded music, ingredients, and other products and materials that conform with the standards and specifications of Carlson Restaurants Worldwide;

     The T.G.I. Friday's system is identified by means of certain trade names, service marks, trademarks, logos, and emblems, including the marks T.G.I. Friday's(R) and Friday's(R). We believe the support as well as the standards, specifications, and operating procedures of Carlson Restaurants Worldwide are important elements to our restaurant operations. Our policy is to execute these specifications, procedures, and policies to the highest level of standards of Carlson Restaurants Worldwide.

T.G.I. FRIDAY'S, BAMBOO CLUB, REDFISH, AND ALICE COOPER'STOWN OPERATIONS

     Once a restaurant is integrated into our operations, we provide a variety of corporate services to assure the operational success of the restaurant. Our executive management continually monitors restaurant operations, inspects individual restaurants to assure the quality of products and services and the maintenance of facilities, institutes procedures to enhance efficiency and reduce costs, and provides centralized support systems.

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

RESTAURANT MANAGEMENT

     Our T.G.I. Friday's regional and restaurant management personnel are responsible for complying with Carlson Restaurants Worldwide's and our operational standards. One of our Directors of Operations, together with one Senior Regional Manager, and seven Regional Managers are responsible for between 4 and 13 of our restaurants within their region. We have one Director of Operations who is responsible for the Alice Cooper'stown restaurant. This individual has signed an agreement wherein he purchased a net profit participation in this operation equal to 20% of a defined level of profits over a certain EBDITA level. These Regional Managers and three Directors of Operations report to our Senior Vice President of Restaurant Operations. The Senior Vice President of Restaurant Operations reports to our President and Chief Operating Officer, who has responsibility for our T.G.I. Friday's, Redfish, Bamboo Club, and Alice Cooper'stown operations. Restaurant managers are responsible for day-to-day restaurant operations, including customer relations, food preparation and service, cost control, restaurant maintenance, and personnel relations. We typically staff our restaurants with an on-site general manager, two or three assistant managers, and a kitchen manager. Our T.G.I. Friday's restaurants average between 80 and 90 hourly employees. Our Redfish restaurants average approximately 65 hourly employees and our Bamboo Club restaurants average approximately 72 hourly employees. Our Alice Cooper'stown restaurant averages 50 hourly employees. We support these operational personnel with a Director of New Store Openings, a Director of Research and Development, and training personnel.

     We have established a program of appointing multi-location general managers in geographic areas having locations close enough to each other to support this concept. We currently have six multi-location senior general managers. In addition to improving efficiency, this program allows us to promote and compensate key general managers and create a position that improves our ability to retain key employees in our company.

RECRUITMENT AND TRAINING

     We attempt to hire employees who are committed to the standards maintained by our company and, for our T.G.I. Friday's restaurants, by Carlson Restaurants Worldwide. We also believe that our high unit sales volume, the image and atmosphere of the T.G.I. Friday's, Bamboo Club, Redfish, and Alice Cooper'stown concepts, and our career advancement and employee benefit programs enable us to attract high quality management and restaurant personnel.

     Our T.G.I. Friday's restaurant personnel participate in continuing training programs maintained by Carlson Restaurants Worldwide and our company. In addition, we supplement those programs by hiring personnel devoted solely to employee training. Each T.G.I. Friday's restaurant general and assistant manager completes a formal training program conducted by our company and Carlson Restaurants Worldwide. This program provides our T.G.I. Friday's restaurant managers 14 weeks of training. The training covers all aspects of management philosophy and overall restaurant operations, including supervisory skills, operating and performance standards, accounting procedures, and employee selection and training necessary for restaurant operations. We employ personnel who are involved exclusively in training for both initial new store openings and continued re-training.

     Our Redfish and Bamboo Club restaurant managers and personnel participate in extensive training programs consistent with our operating standards. Many of our Redfish restaurant managers are experienced T.G.I. Friday's managers who have accepted positions in our Redfish operations. We have implemented all of our policies and training programs in order to operate the Alice Cooper'stown restaurant with the same high standards we have established for our other brands.

MAINTENANCE AND IMPROVEMENT OF RESTAURANTS

     We maintain our restaurants and all associated fixtures, furnishings, and equipment in conformity with the T.G.I. Friday's system or standards we have developed for our Redfish and Bamboo Club restaurants. We also make necessary additions, alterations, repairs, and replacements to our T.G.I. Friday's restaurants as required by Carlson Restaurants Worldwide, including periodic repainting or replacement of obsolete signs, furnishings, equipment, and decor. We may be required, subject to certain limitations, to modernize our restaurants to the then-current standards and specifications of Carlson Restaurants Worldwide. We are currently developing plans to convert some of our T.G.I.
Friday's locations to develop a take out program, and our Chandler and Desert Ridge Mall, Arizona T.G.I. Friday's have been designed for this program. One Bamboo Club restaurant lease requires us to periodically refurbish the location.

MANAGEMENT INFORMATION SYSTEMS

     We have devoted considerable resources to develop and implement management information systems that improve the quality and flow of information throughout our company. We use five to seven touch-screen computer registers located conveniently throughout each of our restaurants. Servers enter guest orders by touching the appropriate sections of the register's computer screen, which transfers the information electronically to the kitchen and bar for preparation. These registers also are connected to a computer in the restaurant office and to our corporate information system via frame relay. Management receives detailed comparative reports on each restaurant's sales and expense performance daily, weekly, and monthly.

     We are currently using three different in-store systems; at our T.G.I. Friday's locations we use a proprietary system supported by Carlson Restaurants Worldwide, our Redfish locations use Micros software, and our Bamboo Club locations are on our new restaurant systems provided by Aloha Technology. We are migrating all of our concepts to a consistent new point of sale (POS) and back office solution from Aloha Technology. We are also moving to a new corporate enterprise resource planning system (ERP) from Lawson Software. Management and support of the new corporate ERP system will be outsourced to netASPx, Inc.

     We are in the process of installing the POS and back office systems at all of our stores and anticipate that this will be completed by the first quarter of 2004. We are currently defining the requirements for the ERP system and our conversion to this will commence when the new POS system has been implemented at a majority of our stores. We anticipate the ERP implementation will be completed by the middle of 2004.

     We believe that our management information systems enable us to increase the speed and accuracy of order taking and pricing, to better assist guest preferences, to efficiently schedule labor to better serve guests, to quickly and accurately monitor food and labor costs, to promptly access financial and operating data, and to improve the accuracy and efficiency of store-level information and reporting.

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

     Celebrity Restaurants assisted us in converting the Cleveland location into an Alice Cooper'stown restaurant. They provided guidance in restaurant design, acquisition of themed memorabilia for decor, and locating sources for the purchase of memorabilia for sale to guests.

     We entered into an agreement with U.S. Foodservice, a national food distribution service company, to serve substantially all of our restaurants in California, Arizona, and Nevada and for all of our Bamboo Club and Redfish restaurants. We have an agreement with Performance Food Group in Missouri, Kansas, Texas, and New Mexico for all of our T.G.I. Friday's restaurants located in those states. Orders are sent electronically to the supplier. Our suppliers have comprehensive warehouse and delivery outlets servicing each of our markets. We believe that our purchases from our primary suppliers enable us to maintain a high level of quality, achieve dependability in the receipt of our supplies, avoid the costs of maintaining a large purchasing department, and attain cost advantages as the result of volume purchases. We believe, however, that all essential products are available from other national suppliers as well as from local suppliers in the cities in which our restaurants are located in the event we determine to purchase our supplies from other suppliers.

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

REDFISH AND BAMBOO CLUB RESTAURANTS

     Our in-house marketing department develops advertising and marketing programs for our Redfish and Bamboo Club restaurants. We develop these programs with an emphasis on building awareness of the "Redfish" and "Bamboo Club" brands in the communities in which we operate Redfish and Bamboo Club restaurants and generate sales for those restaurants. Advertising and marketing campaigns have included radio and print advertising, as well as point-of-sale marketing promotions. We conduct a comprehensive advertising and public relations campaign in advance of each Redfish and Bamboo Club restaurant grand opening.

ALICE COOPER'STOWN RESTAURANT

     Our in-house marketing department is developing advertising and marketing programs for our Alice Cooper'stown restaurant. We will emphasize the sports and rock and roll connection and feature Alice Cooper.

EXPANSION OF OPERATIONS

     Between 1990 and 2002, we acquired 31 existing T.G.I. Friday's restaurants as well as the exclusive and co-development rights to develop restaurants in specified territories. The acquisitions include 25 restaurants in California, three in Arizona, and one in each of Kansas, Missouri, and Nevada. We subsequently sold five of the restaurants we had previously acquired in California, and we continue to manage four of them. Between 1990 and 2002, we also developed 32 new T.G.I. Friday's restaurants, including one during 2002. These include 16 in California, seven in Arizona, three in Nevada, two in each of New Mexico and Kansas, and one in each of Missouri and Texas. In 2001, we closed our T.G.I. Friday's restaurant in Texas. We plan to open one T.G.I. Friday's restaurant in 2003, in Desert Ridge Mall in north Phoenix, Arizona.

     With the concurrence of the franchisee for whom we managed, we closed one under-performing T.G.I. Friday's restaurant in San Francisco, California in 2002. In addition, we closed one under-performing T.G.I. Friday's restaurant in El Paso, Texas during 2002.

     In 1997, we acquired a 52% ownership interest and in 1999 we acquired the remaining minority interest in Redfish America, LLC, which operated our four original Redfish Seafood Grill and Bar restaurants. We opened two additional Redfish restaurants in 1999 and closed one in each of 2000, 2001 and 2002. We opened one Redfish restaurant in North Scottsdale, Arizona in 2001 and one in Chandler, Arizona in 2002. We also may explore opportunities to franchise the Redfish concept to third parties in the future.

     In July 2000, we acquired the business and substantially all of the assets of two Bamboo Club restaurants. As part of the acquisition, we also acquired the right, title, and interest under, in, and to the "Bamboo Club" name and restaurant concept. The two Bamboo Club restaurants are located in Phoenix and Scottsdale, Arizona. In 2001 we opened three Bamboo Club restaurants, two in Florida, (one in Tampa and one in West Palm Beach), and one in Tempe, Arizona. In 2002 we opened three Bamboo Club restaurants, one each in Tucson, Arizona, Newport, Kentucky, and King of Prussia, Pennsylvania. We opened one Bamboo Club restaurant in Aventura Mall, Miami Florida in January 2003. We currently have under construction two additional Bamboo Clubs in 2003, in Novi (Detroit), Michigan and Desert Ridge Mall (North Phoenix), Arizona. We also may explore opportunities to franchise the Bamboo Club concept to third parties in the future.

     We plan to expand our restaurant operations through the development of additional T.G.I. Friday's restaurants in our existing development territories and the development of additional Bamboo Club restaurants in suitable locations as our financial capabilities permit (refer to the "Liquidity and Capital Resource" section for additional information regarding our financial condition).

As a result of our financial capabilities, other than the one T.G.I. Friday's location we currently have under construction (Desert Ridge Mall, Arizona), we do not anticipate building additional T.G.I. Friday's locations during 2003. With regard to our development agreement with Carlson Restaurants Worldwide (which requires the development of five T.G. I. Friday's in 2003), we have every expectation, based on past history, that we will be successful in obtaining the appropriate waivers.

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

     The acquisition of existing restaurants will depend upon our ability to identify and purchase restaurants that meet our criteria on satisfactory terms and conditions. There can be no assurance that we will be successful in achieving our expansion goals through the development or acquisition of additional restaurants or that any additional restaurants that are developed or acquired will be profitable. In addition, the opening of additional restaurants in an existing market may have the effect of drawing customers from, and reducing the sales volume of, our existing restaurants in those markets.

RESTAURANT CLOSURES AND LEASE TERMINATIONS

     Generally when we close a location due to underperformance or other reasons that management deems appropriate, our first priority is to transfer useable assets to other locations. Other assets that are not transferable, including leasehold improvements and certain kitchen equipment, are written off at the time of closure, or when the formal decision to close or not renew the lease is made. At the time of closure, allocated goodwill is also written off. During the third quarter 2002, we closed one Friday's restaurant and wrote off $300,000 of allocated goodwill.

     In the fourth quarter of 2002, in response to the difficult and soft national economy, we decided (i) that we would begin negotiations to terminate several existing leases for Bamboo Club locations where we have not yet built a restaurant (these sites included San Antonio and Fort Worth Texas; Columbus, Ohio; Raleigh-Durham, North Carolina; and Fairfax, Virginia), (ii) we would not renew leases for two Friday's restaurants whose lease terms expire in 2003, and
(iii) we would perform recoverability tests for under-performing restaurants and take asset impairment charges if necessary. The asset impairment and estimated lease termination fees, recorded in the fourth quarter of 2002, were $6,337,000, including an allocation of $860,000 of goodwill. Currently, there is no final resolution to any of these negotiations, except the San Antonio lease, which has been terminated.

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

     In the past, we have successfully renegotiated our franchisee development obligations for new T.G.I. Friday's locations. Our renegotiated development schedule has reduced our development obligation in Northern California, extended the dates for new store development in all of California, and increased to a lesser extent our development obligations in other territories. As part of this agreement, Carlson Restaurants Worldwide now has the right to co-develop the California market, although they have not added any locations nor have they informed us of their intention to do so.

     The  following   table  sets  forth   information   regarding  our  minimum
requirements to open new T.G.I. Friday's restaurants under our current development agreements as amended, as well as the number of existing restaurants in each of our development territories.

                                          SOUTHERN          NORTHERN
                                         CALIFORNIA        CALIFORNIA        SOUTHWEST          MIDWEST
YEAR                                    TERRITORY(1)      TERRITORY(1)      TERRITORY(2)      TERRITORY(3)      TOTAL
----                                    ------------      ------------      ------------      ------------      -----
2003 ..............................           2                 1                 1                 1               5
2004 ..............................          --                --                --                 2               2
                                           ----              ----              ----              ----            ----
     Total ........................           2                 1                 1                 3               7
                                           ====              ====              ====              ====            ====
Existing T.G. I. Fridays
Restaurants .......................          30                 6(4)             16                 4              56

----------
(1) Carlson Restaurants Worldwide also may develop restaurants in this region. Agreement expires at the end of 2003.
(2) Consists of the states of Arizona, Nevada, and New Mexico and the E1 Paso, Texas metropolitan area. Agreement expires at the end of 2003.
(3)  Consists of metropolitan Kansas City, Kansas and Kansas City, Missouri.
(4) Does not include the four restaurants managed in the Northern California Territory.

     Each development agreement gives Carlson Restaurants Worldwide certain remedies in the event that we fail to comply in a timely manner with our schedule for restaurant development, if we otherwise default under the development agreement or any franchise agreement relating to a restaurant within that development territory as described above, or if our officers or directors breach the confidentiality or non-compete provisions of the development agreement. The remedies available to Carlson Restaurants Worldwide include (a) the termination of our exclusive right to develop restaurants in the related territory; (b) a reduction in the number of restaurants we may develop in the related territory; (c) the termination of the development agreement; and (d) an acceleration of the schedule for development of restaurants in the related territory pursuant to the development agreement. None of these remedies would adversely affect our ability to continue to operate our then-existing T.G.I. Friday's restaurants. Currently, other than the one T.G.I. Friday's location currently under construction, we do not anticipate building additional T.G.I. Friday's restaurants during 2003. Based on waivers and amendments received in prior years, we fully expect to receive the appropriate waivers for 2003 from Carlson Restaurants Worldwide.

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

     Each franchise agreement requires us to pay Carlson Restaurants Worldwide an initial franchise fee of $50,000. In addition, we are obligated to pay Carlson Restaurants Worldwide a royalty of 4% of the gross revenue as defined in the franchise agreement for each restaurant. Royalty payments under these agreements totaled $7,477,000 during fiscal 2002, $7,444,000 during fiscal 2001, and $6,634,000 during fiscal 2000. Each franchise agreement also requires us to spend at least 4% of gross sales on local marketing and to contribute to a national marketing pool Carlson Restaurants Worldwide administers. The national marketing pool funds are used to develop national advertising campaigns
(creative material) and buy national, spot, and local advertising. All funds contributed to the national advertising fund are credited against the local advertising requirement. Carlson Restaurants Worldwide required us, as well as all other franchisees, to contribute 2.1% of gross sales in fiscal year 2000 and the first three quarters of 2001 to the national marketing fund. This requirement was reduced to 1.7% during the last fiscal quarter of 2001. In 2002, the marketing fund contributions were increased to 2.7% and are expected be

3.25% in 2003. Marketing expenses totaled $5,250,000 during fiscal 2002, $4,774,000 during fiscal 2001, and $4,163,000 in 2000.

     A default under one of our franchise agreements will not constitute a default under any of our other franchise agreements. A default under the franchise agreement for a restaurant in a development territory may, however, constitute a default under the development agreement for that development territory.

LICENSE AGREEMENTS

     Our license agreement with Celebrity Restaurants, L.L.C., allowed us to open an Alice Cooper'stown restaurant in Cleveland, Ohio. The agreement grants us the right to use Celebrity Restaurants' exclusive rights to Alice Cooper's likeness and its trademarks and trade names to operate a sports and rock and roll themed restaurant featuring Alice Cooper.

     The license agreement requires us to pay Celebrity Restaurants a royalty fee in the amount of 1% of gross sales for food and beverage sales up to the amount of gross sales derived in 2001 in each location through its existing operations; 2.5% from that point to $3,500,000; and 3% over $3,500,000. For the sale of merchandise products, such as logo and memorabilia, we pay a royalty of 20% of gross sales.

     During 2002 we paid approximately $41,000 in royalties under this license agreement.

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

     In addition,  we are subject to the Americans with Disabilities Act of 1990
(ADA). That act may require us to make certain installations in new restaurants or renovations to existing restaurants to meet federally mandated requirements. To our knowledge, we are in compliance in all material respects with all applicable federal, state, and local laws affecting our business, with the exception of renovations to restaurants existing at the time of passage of the ADA.

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

EMPLOYEES

     We employ approximately 2,100 people on a full-time basis, of whom 76 are corporate management and staff personnel. We also employ approximately 4,100 part-time employees, which results in our employment of approximately 6,000 total personnel, of which approximately 5,950 are restaurant personnel. Except for corporate and management personnel, we generally pay our employees on an hourly basis. We employ an average of approximately 90 full-time and part-time hourly employees at each of our restaurants. None of our employees are covered by a collective bargaining agreement with us. We have never experienced a major work stoppage, strike, or labor dispute. We consider our relations with our employees to be good.

EXECUTIVE OFFICERS

     The following table sets forth certain information regarding our executive officers:

           NAME               AGE                      POSITION
           ----               ---                      --------
Bart A. Brown, Jr..........    71    Chief Executive Officer, and Director
William G. Shrader.........    55    President, Chief Operating Officer, and
                                     Director
Michael Garnreiter.........    51    Executive Vice President, Treasurer, and
                                     Chief Financial Officer
Jeff Smit..................    44    Senior Vice President-Restaurant Operations
Michael J. Herron..........    62    General Counsel and Secretary
Matthew J. Wickesberg......    28    Vice President-Financial Planning and
                                     Analysis
Stephanie Barbini..........    33    Vice President-Human Resources and Training

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

     WILLIAM G. (BILL) SHRADER has served as our President and Chief Operating Officer and as a director since June 2001. Mr. Shrader served as our Executive Vice President and Chief Operating Officer from March 1999 until June 2001. Prior to joining our company, Mr. Shrader was Senior Vice President of Marketing for Tosco Marketing Company from February 1997 to March 1999. From August 1992 to February 1997, Mr. Shrader served in several capacities at Circle K Stores, Inc., including President of the Arizona Region, President of the Petroleum Products/Services Division, Vice President of Gasoline Operations, and Vice President of Gasoline Marketing. Mr. Shrader began his career in 1976 at The Southland Corporation and departed in 1992 as National Director of Gasoline Marketing.

     MICHAEL GARNREITER has served as our Executive Vice President, Treasurer, and Chief Financial Officer since April 2002. Prior to joining our company, Mr. Garnreiter served as a general partner of the international accounting firm of Arthur Andersen LLP. Mr. Garnreiter began his career in public accounting with the Los Angeles office of Andersen in 1974 after graduating with a Bachelor of Science degree in accounting from California State University at Long Beach. In 1986, he transferred to their Tucson, Arizona office to become its Office Managing Partner. Mr. Garnreiter's career as an accounting and audit partner spanned many different industries but focused on the entrepreneurial, public company. Mr. Garnreiter is a Certified Public Accountant in California, New Mexico and Arizona and retired from Andersen in March 2002.

     JEFF SMIT has served as our Senior Vice President-Restaurant Operations since June 2001. Mr. Smit served as our Vice President of Operations from September 1998 to June 2001. Mr. Smit joined us in 1994 and has been a general and regional manager. Prior to joining us, Mr. Smit worked for Carlson Restaurants Worldwide as a general manager in its T.G.I. Friday's operation. Prior to that, Mr. Smit worked in a variety of capacities in various restaurants.

     MICHAEL J. HERRON has served as our General Counsel since March 2001 and has been our Secretary since June 2001. Prior to joining us, Mr. Herron was actively engaged in the private practice of law in Miami Beach, Florida. During that time he served as outside General Counsel for a restaurant franchisor known as the Orange Bowl, a restaurant concept exclusively located in regional shopping centers through the United States. He thereafter engaged in the private practice of law in Aspen, Colorado, and from April 1990 to February 2001, Mr. Herron was a member of the law firm of Garfield & Hecht, P.C. Mr. Herron is a former President of the Miami Beach, Florida Bar Association and was a member of the Florida Bar Association's standing Ethics Committee.

     MATTHEW J. WICKESBERG has served as our Vice President of Financial Planning and Analysis since June 2002. Mr. Wickesberg served as our Director of Strategic Planning from May 2000 to June 2002. Prior to joining our company, Mr. Wickesberg was a Senior Consultant with PricewaterhouseCoopers in Dallas, Texas. As a member of the Financial Advisory Services group, he worked in the area of corporate restructuring, bankruptcy, corporate finance and litigation support. Mr. Wickesberg is a Chartered Financial Analyst and attended programs at the London School of Economics, and received his Bachelors in Finance from Oklahoma State University.

     STEPHANIE BARBINI has served as our Vice President of Human Resources and Training since September 2002. Prior to joining our company, from 1994 to September 2002 Ms. Barbini held a variety of senior level HR positions with Conoco / Phillips. During her eight year tenure, she provided strategic human resource support to retail operations, corporate headquarters, petroleum refining and distribution through 5 separate multi billion dollar acquisitions. Ms. Barbini holds a BA in Psychology from Oklahoma University and a Master's in Organizational Psychology from Columbia University.

                                  RISK FACTORS

     YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS, IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, IN EVALUATING OUR COMPANY AND OUR BUSINESS.

WE FACE RISKS ASSOCIATED WITH CHANGES IN GENERAL ECONOMIC AND POLITICAL CONDITIONS THAT EFFECT CONSUMER SPENDING.

     Our country currently is in a recession and we believe that these weak general economic conditions will continue through 2003. As the economy struggles, we are concerned that our customers may become more apprehensive about the economy and reduce their level of discretionary spending. We believe that a decrease in discretionary spending could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues. Additionally, the continued military responses to terrorist attacks and the prospect of a protracted war may exacerbate current economic conditions and lead to further weakening in the economy. Adverse economic conditions and any related decrease in discretionary spending by our customers could have an adverse effect on our revenues and operating results.

OUR FUTURE SUCCESS IS DEPENDENT ON OUR BAMBOO CLUB CONCEPT.

     In July 2000, we acquired the Bamboo Club's two operating restaurants and the entire concept. Since then, we have opened seven new restaurants. Average weekly sales in 2002 for the original locations were $49,633 and for the new restaurants opened in 2001 and 2002, the average weekly sales were $51,973. As discussed previously, the national economy has struggled and we have experienced significant economic difficulties in certain regions of the United States and shifting buying habits of consumers. As a result, our sales expectations were not met. Our ability to finance future growth in Bamboo Clubs is dependant upon our ability to improve our revenue and achieve our profitability expectations. We believe the overall economy needs to improve and a resolution to the geopolitical uncertainties must be provided to strengthen consumer confidence and increase discretionary restaurant spending. In addition, we are evaluating other promotions, advertising, and other operational considerations to improve overall profitability. There can be no assurance that any of these measures will be successful.

WE PERFORM PERIODIC ASSET IMPAIRMENT TESTS.

     When we encounter a "triggering" event, decide to close a restaurant, or perform a periodic review of our marginally performing locations (particularly in the fourth quarter of each year), we record appropriate asset impairment charges if necessary. The amount of impairment charges and the allocation of goodwill, if any, is based upon assessments of current and future economic conditions and their estimated impact on our ability to recover our investment in long-lived assets. Even in strong economic conditions there can be conditions or local situations that might require the recording of asset impairment charges. We will continue to perform periodic asset impairment tests and it is likely that we will record future asset impairment charges.

WE HAVE SIGNIFICANT DEBT.

     We have incurred significant indebtedness in connection with our growth strategy. Our growth strategy in 2002 focused on internal restaurant development instead of acquisitions. To finance this development, we have used cash flow from operations and debt borrowed from banks. As of December 30, 2002, we had long-term debt of approximately $55.5 million (including current portion of $3.5 million), and a working capital deficit of $15.0 million. Our borrowings include financial covenants generally based on cash flow (EBITDA), which limits the amount we can borrow. At December 30, 2002, we were in compliance with these covenants, with the exception of one covenant with a lender with whom we had a $5.0 million line of credit. We had not drawn upon this line and we cancelled it in March 2003. If we fail to meet any financial covenants, each lender could call their loan immediately. There can be no assurance we will continue to meet these covenants in the future.

     Our borrowings will result in interest expense of approximately $4.5 million in 2003 and $4.7 million in 2004, based on currently prevailing interest rates and assuming outstanding and contemplated indebtedness is paid in accordance with the existing payment schedules without any prepayments or additional borrowings. We must make these interest payments regardless of our operating results. Currently, 54 of our restaurants are pledged to secure our debt obligations. In addition, our debt agreements have financial covenants that we must meet each quarter. Although we are in compliance with our covenants at

December 30, 2002, there can be no assurance we will continue to meet these covenants in the future. If we fail to meet any financial covenants, each lender could call their loan immediately.

WE DEPEND ON A KEY FOOD PRODUCT DISTRIBUTOR.

     We entered into an agreement with U.S. Foodservice, a national food distribution service company, to serve substantially all of our restaurants in California, Arizona, and Nevada and for all of our Bamboo Club and Redfish restaurants. U. S. Foodservice is a subsidiary of Royal Ahold, which recently announced a major financial restatement in their 2001 and earlier financial statements. If, as a result of these restatements or related consequences, U. S. Foodservice is unable to continue providing us with a high level of quality and dependability in the receipt of our supplies, at the cost advantages resulting from our volume purchases, this could have a material impact on our business.

     We believe that all essential products are available from other national suppliers as well as from local suppliers in the cities in which our restaurants are located in the event we must purchase our products from other suppliers; however, there can be no assurance that we will be able to match quality, price or dependability of supply.

WE DEPEND ON CARLSON RESTAURANTS WORLDWIDE, INC.

     We currently operate 56 T.G.I. Friday's restaurants as a T.G.I. Friday's franchisee. We also manage an additional four T.G.I. Friday's restaurants for another franchisee. Carlson Restaurants Worldwide, Inc. (formerly T.G.I. Friday's, Inc.) is the franchisor of T.G.I. Friday's restaurants. As a result of the nature of franchising and our franchise agreements with Carlson Restaurants Worldwide, our long-term success depends, to a significant extent, on the continued vitality of the T.G.I. Friday's restaurant concept and the overall success of the T.G.I. Friday's system.

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

FRANCHISE AGREEMENTS IMPOSE RESTRICTIONS AND OBLIGATIONS ON OUR BUSINESS.

     Our franchise agreement with Carlson Restaurants Worldwide for each T.G.I. Friday's restaurant that we own generally requires us to pay an initial franchise fee of $50,000, pay royalties of 4% of the restaurant's gross sales, and spend up to 4% of the restaurant's gross sales on advertising, which may include contributions to a national marketing pool administered by Carlson Restaurants Worldwide.

     Carlson Restaurants Worldwide requires us and its other franchisees to contribute a percentage of gross sales to the national marketing pool. The rate was 2.1% in 2000 and through the first eight months 2001; 1.7% in the last four months of 2001, since Carlson had no national campaign during that period; 2.7% in 2002; and it is expected to be 3.25% in 2003. We must pay or accrue these amounts regardless of whether or not our restaurants are profitable.

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

OUR DEVELOPMENT AGREEMENTS WITH CARLSON RESTAURANTS WORLDWIDE REQUIRE US TO OPEN ADDITIONAL T.G.I. FRIDAY'S RESTAURANTS.

     We may not be able to secure sufficient restaurant sites that we believe are suitable or we may not be able to develop restaurants on terms and conditions that we consider favorable in order to satisfy the requirements of the development agreements. The development agreements give Carlson Restaurants Worldwide certain remedies in the event that we fail to comply with the development schedule in a timely manner or if we breach the confidentiality or noncompete provisions of the development agreements. These remedies include, under certain circumstances, the right to reduce the number of restaurants we may develop in the related development territory or to terminate our exclusive right to develop restaurants in the related development territory.

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

WE MAY NOT BE ABLE TO COMPLY WITH ALL OF THE REQUIREMENTS OF OUR DEVELOPMENT AGREEMENTS.

     We expect to fulfill our obligations under the terms of our development agreements with Carlson Restaurants Worldwide for the Southwestern and Midwest areas and for California. However, we can provide no assurance that we will successfully fulfill these obligations.

WE FACE RISKS  ASSOCIATED  WITH THE  ACQUISITION AND INTEGRATION OF THE REDFISH,
BAMBOO CLUB, AND ALICE COOPER'STOWN RESTAURANTS, AND ANY OTHER ACQUIRED RESTAURANTS, WITH OUR EXISTING OPERATIONS.

     We must integrate the operations of our Redfish, Bamboo Club, and Alice Cooper'stown restaurants with our existing operations in order to enhance revenue, realize cost savings, and achieve anticipated operating efficiencies. Because Redfish, Bamboo Club, and Alice Cooper'stown restaurants feature diverse menus served in an upscale atmosphere, these restaurants present operating requirements that differ from our existing T.G.I. Friday's restaurants. These requirements could result in unanticipated challenges to our management team. We may also wish to acquire other complementary restaurant operations in the future.

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

     Increased construction costs and delays resulting from governmental regulatory approvals, strikes, or work stoppages, adverse weather conditions, and various acts of God may also affect the opening of new restaurants. Newly opened restaurants may operate at a loss for a period following their initial opening. The length of this period will depend upon a number of factors, including the time of the year the restaurant is opened, the sales volume, and our ability to control costs.

     We may not successfully achieve our expansion goals. Additional restaurants that we develop or acquire may not be profitable. In addition, the opening of additional restaurants in an existing market may have the effect of drawing customers from and reducing the sales volume of our existing restaurants in those markets.

WE WILL NEED ADDITIONAL CAPITAL FOR EXPANSION.

     The development of new restaurants requires funds for construction, tenant improvements, furniture, fixtures, equipment, training of employees, permits, initial franchise fees, and other expenditures. We expect that cash flow from operations will be sufficient to develop the one new T.G.I. Friday's restaurant and the two new Bamboo Club restaurants that we plan to open during 2003. We will require funds to develop additional T.G.I. Friday's and Bamboo Club restaurants after 2003 and to pursue any additional restaurant development or restaurant acquisition opportunities that may develop. As a result of our current financial capabilities (see "Liquidity and Capital Resources" section for additional information), other than the one T.G.I. Friday's location we currently have under construction (Desert Ridge Mall, Arizona), we do not anticipate building additional T.G.I Friday's locations during 2003. With regard to our development agreement with Carlson Restaurants Worldwide (which requires the development of five T.G. I. Friday's in 2003), we have every expectation, based on waivers and amendments received in prior years, that we will be successful in obtaining the appropriate waivers for 2003.

     In the future, we may seek additional equity or debt financing to provide funds so that we can develop or acquire additional restaurants. Such financing may not be available or may not be available on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to satisfy our obligations under our development agreements with Carlson Restaurants Worldwide or otherwise to expand our restaurant operations. While debt financing will enable us to add more restaurants than we otherwise would be able to add, debt financing increases expenses and is limited as to availability due to our financial results, and we must repay the debt regardless of our operating results. Future equity financings could result in dilution to our stockholders.

WE WILL BE SUBJECT TO THE RISKS ASSOCIATED WITH FRANCHISING OPERATIONS IF WE BEGIN FRANCHISING THE REDFISH OR BAMBOO CLUB CONCEPTS.

     We will be subject to the risks associated with franchising if we begin franchising activities in the future. If we develop a franchising program, our success as a franchisor will depend upon our ability to develop and implement a successful system of concepts and operating standards and to attract and identify suitable franchisees with adequate business experience and access to sufficient capital to enable them to open and operate restaurants in a manner consistent with our concepts and operating standards. We cannot provide assurance that we would be able to successfully meet these challenges as a franchisor. In addition, as a franchisor we would be subject to a variety of federal and state laws and regulations, including Federal Trade Commission regulations, governing the offer and sale of franchises. These laws and regulations could result in significant increased expenses and potential liabilities for our company in the event we engage in franchising activities in the future.

WE FACE RISKS THAT AFFECT THE RESTAURANT INDUSTRY IN GENERAL.

     A variety of factors over which we have no control may affect the ownership and operation of restaurants. These factors include adverse changes in national, regional, or local economic or market conditions; increased costs of labor or food products; fuel, utility, and energy and other price increases; competitive factors; the number, density and location of competitors; and changing demographics, traffic patterns, and consumer tastes, habits, and spending priorities.

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

     Employees may file claims or lawsuits against us based on discrimination or wrongful termination or based upon their rights created by the state laws wherein we do business. These claims or lawsuits could result in unfavorable publicity and could have a material adverse effect on our business.

WE FACE RISING INSURANCE COSTS.

     The cost of insurance (workers compensation insurance, general liability insurance, health insurance, and directors and officers liability insurance) has risen significantly in the past year and is expected to continue to increase in 2003. In California, new legislation effective January 1, 2003, provides significantly increased benefits and higher costs to companies for workers' compensation claims. Approximately 50% of our owned restaurants are in California. These increases could have a negative impact on our profitability if we are unable to make the improvements in our operations that mitigate the effects of these increased costs.

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

WE FACE INCREASED EXPENDITURES OF TIME AND MONEY ASSOCIATED WITH COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE.

     Keeping abreast of, and in compliance with, changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, and Nasdaq National Market rules, has required an increased amount of management attention and external resources. We remain committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

LITIGATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     We are from time to time the subject of complaints or litigation from guests alleging food-borne illness, injury or other food quality, health or operational concerns. We may be adversely affected by publicity resulting from such allegations regardless of whether such allegations are valid or whether we are liable. We are also subject to complaints or allegations from former or prospective employees from time to time. A lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our business.

     We are subject to state "dram shop" laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person. While we carry liquor liability coverage as part of our existing comprehensive general liability insurance, we may still be subject to a judgment in excess of our insurance coverage and we may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, or at all.

THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE.

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

     According to NASDAQ rules, if the price of a company's Common Stock falls below $1.00 for 20 consecutive trading days, NASDAQ will notify the company that its stock is subject to being de-listed. NASDAQ can allow the company's stock to remain listed and traded for up to six additional months based upon information provided by the registrant of its actions in this regard. To date, we have not received any such formal notification. If our stock price remains below $1.00, our stock may be de-listed.

OUR MANAGEMENT CONTROLS A SIGNIFICANT PORTION OF THE VOTING POWER OF OUR COMMON STOCK.

     Our directors and officers currently own, directly or indirectly, approximately 5,680,658 shares, or 40.2%, of our outstanding common stock. These directors and officers also hold options to purchase an aggregate of 2,439,500 shares of common stock at exercise prices ranging from $1.88 to $5.81 per share. As a result, these persons voting together will have significant voting power.

THE EXISTENCE OF STOCK OPTIONS AND WARRANTS MAY ADVERSELY AFFECT THE TERMS OF FUTURE FINANCINGS.

     Stock options to persons other than directors or officers to acquire an aggregate of 1,047,922 shares of common stock currently are outstanding. An additional 821,000 shares of common stock have been reserved for issuance upon exercise of options that may be granted under our existing stock option plans. In addition, warrants to acquire 231,000 shares of common stock currently are outstanding. During the terms of those options and warrants, the holders of those securities will have the opportunity to profit from an increase in the market price of our common stock. The existence of options and warrants may adversely affect the terms on which we can obtain additional financing in the future, and the holders of options and warrants can be expected to exercise those options and warrants at a time when, in all likelihood, we would be able to obtain additional capital by offering shares of common stock on terms more favorable to us than those provided by the exercise of such options and warrants.

SALES OF LARGE NUMBERS OF SHARES COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

     Sales of substantial amounts of common stock in the public market, or even the potential for such sales, could adversely affect prevailing market prices for our common stock and could adversely affect our ability to raise capital. As of March 12, 2003, there were 14,141,928 shares of our common stock outstanding. All of these shares are freely transferable without restriction under the securities laws, unless they are held by our "affiliates," as that term is defined in the securities laws. Affiliates also are subject to certain of the resale limitations of Rule 144. Generally, under Rule 144, each person that beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us or one of our affiliates may, every three months, sell in ordinary brokerage transactions or to market makers an amount of shares equal to the greater of 1% of our then-outstanding common stock or the average weekly trading volume for the four weeks prior to the proposed sale of such shares.

WE DO NOT ANTICIPATE THAT WE WILL PAY DIVIDENDS.

     We have never paid any dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to the expansion and development of our business. In addition, the terms of our credit facilities limit our ability to pay dividends on our common stock.

ITEM 2. PROPERTIES

     In January 2003, we entered into a 10-year lease renewal and modification agreement for our corporate offices. This agreement increased the size of the existing space, allowing us to combine our three office locations into one contiguous space. This will result in a reduction in total space leased and will provide a reduction in annual rent expense. We believe that the leased space is adequate for our current and reasonably anticipated future needs.

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

     In January 2002, we were served with a lawsuit filed on behalf of a current employee, seeking damages, under California law, for both missed breaks and missed meal breaks the employee alleges she did not receive. This lawsuit seeks to establish a class action relating to our California operations. We intend to vigorously defend this lawsuit, both on the merits of the employee's case and the issues relating to class action status.

     Other than the preceding, we are not subject to any pending litigation that we believe will have a material adverse effect on our business or financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Our common stock has been quoted on the Nasdaq National Market under the symbol "MAIN" since 1992. The following table sets forth the quarterly high and low sales prices of our common stock for the periods indicated as reported by the Nasdaq National Market.

                                                        HIGH         LOW
                                                       ------      ------
     2001
       First Quarter............................       $ 3.13      $ 2.50
       Second Quarter...........................         4.15        2.94
       Third Quarter............................         5.91        3.35
       Fourth Quarter...........................         5.81        3.55
     2002
       First Quarter............................       $ 6.00      $ 4.00
       Second Quarter...........................         6.37        5.73
       Third Quarter............................         6.00        3.07
       Fourth Quarter...........................         3.25        1.72
     2003
       First Quarter (through March 12, 2003)...       $ 2.12      $  .70

     On March 12, 2003, there were 889 holders of record of our common stock. On March 12, 2003, the closing sale price of our common stock on the Nasdaq National Market was $.70 per share. See "The market price of our common stock has been volatile" in the "Risk Factors" section, for de-listing considerations.

     We have never declared or paid any cash dividends. We intend to retain any earnings to fund the growth of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our existing debt obligations limit our ability to pay cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for our company for the periods indicated. The selected consolidated financial data for each of the five fiscal years in the period ended December 30, 2002 has been derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, our former independent accountants, for the period through December 25, 2000, and for the years ended December 31, 2001 and December 30, 2002, by KPMG LLP, our current independent accountants.

     This data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and the notes thereto and
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                                            FISCAL YEAR ENDED
                                                              (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                                   ------------------------------------------------------------------
                                                    DEC. 30,      DEC. 31,      DEC. 25,      DEC. 27,      DEC. 28,
                                                      2002          2001          2000          1999          1998
                                                   ----------    ----------    ----------    ----------    ----------
STATEMENT OF OPERATIONS DATA:
Revenue ........................................   $  220,151    $  211,823    $  186,542    $  140,294    $  114,242
Restaurant operating expenses:
   Cost of sales ...............................       61,270        59,139        53,671        39,960        33,242
   Payroll and benefits ........................       67,603        64,435        55,971        42,405        33,701
   Depreciation and amortization ...............        7,895         7,845         7,490         4,664         3,730
   Other operating expenses ....................       65,912        61,285        52,008        38,923        31,004
   Reduction of disputed liabilities ...........           --            --        (1,591)           --            --
                                                   ----------    ----------    ----------    ----------    ----------
     Total restaurant operating expenses .......      202,680       192,704       167,549       125,952       101,677
                                                   ----------    ----------    ----------    ----------    ----------
Income from restaurant operations ..............       17,471        19,119        18,993        14,342        12,565
   Amortization of intangibles .................          461         1,831           996           990           983
   General and administrative expenses .........        8,946         8,105         7,868         5,955         4,906
   Pre-opening expenses ........................        1,619         1,417         1,370         2,228           661
   New manager training expenses ...............        1,820         1,676         1,914         1,748           731
   Impairment charges and other ................        7,943         3,453           (92)          494           (17)
   Management fee income .......................           --          (432)         (611)         (865)       (1,082)
                                                   ----------    ----------    ----------    ----------    ----------
Operating income (loss) ........................       (3,318)        3,069         7,548         3,792         6,383

   Interest expense and other, net (1) .........        3,950         3,825         3,620         2,604         2,218
                                                   ----------    ----------    ----------    ----------    ----------
Income (loss) before income taxes ..............       (7,268)         (756)        3,928         1,188         4,165
Income tax expense (benefit) (3) ...............        1,309          (645)          250            50            --
                                                   ----------    ----------    ----------    ----------    ----------
Net income (loss)(1)(2) ........................   $   (8,577)   $     (111)   $    3,678    $      970    $    4,165
                                                   ==========    ==========    ==========    ==========    ==========
DILUTED EARNINGS PER SHARE:
   Net income (loss) (2) .......................   $    (0.61)   $    (0.01)   $     0.33    $     0.09    $     0.39
   Weighted average shares outstanding - diluted       14,105        14,048        11,117        10,407        10,608

BALANCE SHEET DATA:
   Working capital (deficiency) ................   $  (15,028)   $   (7,987)   $   (7,692)   $  (16,652)   $   (2,807)
   Total assets ................................      112,395       112,462       108,261        86,525        70,255
   Long-term debt, net of current portion ......       51,998        47,232        44,395        31,513        28,264
   Stockholders' equity ........................       29,610        40,207        40,499        27,383        26,372

----------
(1) Fiscal 2000 and 2002 includes a charge of $16,000 and $46,000, respectively, for early extinguishment of debt.
(2) Fiscal 1999 includes a charge of $168,000, or $0.02 per share, due to the cumulative effect of change in accounting principle related to the adoption of SOP 98-5.
(3) Fiscal 2002 includes a full valuation allowance against deferred tax assets.

QUARTERLY RESULTS OF OPERATIONS

     The following table presents unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 30, 2002. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

                                                                              FISCAL QUARTER ENDED
                                            ---------------------------------------------------------------------------------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                2002                                          2001
                                            -------------------------------------------   -----------------------------------------
                                             APR. 1     JULY 1    SEPT. 30     DEC. 30    MAR. 26    JUNE 25    SEPT. 24    DEC. 31
                                            --------   --------   --------    --------    --------   --------   --------   --------
Revenue .................................   $ 55,329   $ 57,898   $ 54,026    $ 52,898    $ 51,705   $ 53,229   $ 52,222   $ 54,667
Cost of sales ...........................     15,183     15,775     15,145      15,167      14,598     14,783     14,628     15,130
Income (loss) before income taxes .......      1,557      1,541     (2,446)     (7,920)        788      1,554        723     (3,821)
Net income (loss) (1) (2) (3) ...........   $  1,268   $  1,264   $ (2,006)   $ (9,103)   $    788   $  1,554   $    723   $ (3,176)
                                            ========   ========   ========    ========    ========   ========   ========   ========
Net income (loss) per share
 before income taxes ....................       0.11       0.11      (0.17)      (0.56)       0.06       0.11       0.05      (0.28)
Net income (loss) per share .............   $   0.09   $   0.09   $  (0.14)   $  (0.64)   $   0.06   $   0.11   $   0.05   $  (0.23)
                                            ========   ========   ========    ========    ========   ========   ========   ========

----------
(1) Fourth quarter fiscal 2002 includes asset impairment charges and estimated lease termination fees of $6,337,000, including an allocation of $860,000 of goodwill.
(2) Third quarter fiscal 2002 includes asset impairment charges of $1,206,000 and a write-down of land held for sale of $400,000.
(3) Fourth quarter fiscal 2001 includes asset impairment charges of $1,838,000 and write-down of a management agreement receivable of $1,615,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     We commenced our restaurant operations in May 1990 with the acquisition of four T.G.I. Friday's restaurants in Arizona and Nevada. During the past twelve years, we have grown through acquisitions and development of new restaurants. We currently own 71 restaurants and manage an additional four restaurants.

     In 1996, we had a change in management and implemented a long-term business strategy to enhance our financial position, to place more emphasis on our casual dining business in certain designated markets, and to dispose of underperforming assets.

     The first step was to strengthen our financial position by (i) the sale of 1,250,000 shares of common stock for $2,500,000 through a private placement transaction in January 1997; (ii) the sale of five restaurants in northern California in January 1997 for $10,800,000, of which $8,000,000 in proceeds were used to repay debt; (iii) new borrowings of $21,300,000 with a repayment period of 15 years; and (iv) recording writeoffs related to the disposition of various non-core assets and the write-down of certain core assets to realizable values. Proceeds from the new borrowings were used primarily to pay off debt with shorter repayment periods.

     We also renegotiated our development agreements with Carlson Restaurants Worldwide, Inc. to reduce the number of T.G.I. Friday's restaurants we were required to build, with the intent to focus on those development territories that were most economically favorable.

     We strengthened our operations and commenced expansion plans, principally through developing T.G.I. Friday's restaurants. This expansion was financed by borrowings from various lenders.

     In 1999, we acquired our Redfish restaurants and in 2000 we acquired the Bamboo Club restaurants and concept. The Bamboo Club acquisition was financed in part with cash raised by a rights offering to stockholders in 2000.

     In 2001, we entered into a new loan with Bank of America for $15,000,000, which was sufficient to fund all of the T.G.I. Friday's restaurants completed by June 2002. We executed an interest rate swap and locked in our interest rate on $12,500,000 of the loan total. We believe that this is a favorable rate, as our existing financing is at a higher rate, and that this portion of the loan will be sufficient to fund our current construction and expansion of T.G.I. Friday's restaurants. The interest rate is performance based and indexed to the LIBOR rate plus a predetermined spread based upon our adjusted senior funded debt (as defined in the loan documents) to EBITDA. As of December 30, 2002, the interest rate was 8.5%. The interest rate swap qualifies as a cash flow hedge in accordance with SFAS No. 133. On a quarterly basis, we adjust the fair market value of the swap on the balance sheet and offset the amount of the change to other comprehensive income.

     In 2001, operations were impacted by soft economic conditions, especially in the fourth quarter and subsequent to the September 11th attacks on America. These conditions halted our positive same store sales increase record at 18 consecutive quarters and predicated the fourth quarter impairment write-down of five owned restaurants and the management agreement receivable impairment write-down for six stores we managed in Northern California and El Paso, Texas. The total impairment charges were $3,453,000, of which $1,838,000 related to owned assets and $1,615,000 related to the management agreement receivable impairment. We also faced two distinctive challenges in our T.G. I. Friday's California market, which affected operational profitability: (i) a $0.50 per hour minimum wage increase effective January 1, 2001, and (ii) controlling escalating utility prices. To effectively combat these challenges, we implemented a new labor program for our top store managers to manage multiple locations, where it was geographically efficient; and we implemented utility programs to measure optimum usage and to ensure cost efficiency.

     We opened seven new restaurants in 2001, including three T.G.I.Friday's, one Redfish, and three Bamboo Club locations. The T.G.I. Friday's restaurants are located in West Albuquerque, New Mexico; Roseville, California (Sacramento area); and Porter Ranch, California (Los Angeles area). The Redfish restaurant is located in North Scottsdale, Arizona; and the Bamboo Club restaurants are located in Tampa, Florida; Wellington, Florida (West Palm Beach area); and Tempe, Arizona (Phoenix area).

     We opened six new restaurants in 2002, including one T.G.I. Friday's and one Redfish in Chandler, Arizona; three Bamboo Clubs in Tucson, Arizona, Newport, Kentucky, and King of Prussia, Pennsylvania; and one Alice Cooper'stown in Cleveland, Ohio in the location formally occupied by an underperforming Redfish restaurant we closed. In addition, we closed an underperforming Redfish in San Diego, California and subleased the premises to a local San Diego nightclub operator. We also closed underperforming T.G.I. Friday's restaurants in Kansas City, Missouri and in El Paso, Texas.

     During the third quarter of 2002, we recorded charges for (i) the write-down of land held for sale of $400,000 and (ii) impairment charges and other of $1,206,000, including asset impairment for an under-performing restaurant location that was closed, an allocation of $300,000 of goodwill and $95,000 in lease cancellation charges related to this closure.

     In the fourth quarter of 2002, in response to a difficult and soft national economy, we decided (i) we would terminate several existing leases for Bamboo Club locations, where we have not yet built a restaurant; (ii) we would not renew leases for restaurants whose lease terms expired in 2003, and (iii) we would record impairment charges for under-performing restaurants. The asset impairment and estimated lease termination fees recorded in the fourth quarter of 2002 were $6,037,000, including an allocation of $860,000 of goodwill.

CRITICAL ACCOUNTING POLICIES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

     We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require management's most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to our operations. These critical accounting policies relate to the valuation and amortizable lives of long-lived assets, goodwill, and to other identifiable intangible assets, valuation of deferred tax assets, reserves related to self-insurance for workers compensation and general liability, and recognition of stock based employee compensation. These policies are as follows:

     (1) We periodically perform asset impairment analysis of long-lived assets related to our restaurant locations, goodwill, and other identifiable intangible assets. We perform these tests whenever we experience a "triggering" event, such as a decision to close a location or major change in the locations operating environment, or other event that might impact our ability to recover our asset investment. Also, we have a policy of reviewing the financial operations of our restaurant locations on at least a quarterly basis. Locations that are not meeting expectations are identified and continue to be watched closely throughout the year. Primarily in the fourth quarter, actual results are reviewed and budgets for the ensuing year are analyzed. If we deem that a locations results will continue to be below expectations, alternatives for its continued operation are considered. At this time, we perform an asset impairment test, if it is determined that the asset's fair value is less than book value and we will be unable to recover our investment through operations, an impairment charge is recorded. Upon an event such as a formal decision for abandonment (restaurant closure), we may record additional impairment of assets and an allocation of goodwill if the location was one that was acquired. Any carryover basis of assets is depreciated over the respective remaining useful lives.

     (2) Periodically we record (or reduce) the valuation allowance against our deferred tax assets to the amount that is more likely than not to be realized, based upon recent past financial performance, tax reporting positions and expectations of future taxable income.

     (3) We use an actuarial based methodology utilizing our historical experience factors to periodically adjust self-insurance reserves for workers compensation and general liability claims and settlements. These estimates are adjusted based upon annual information received in July of each year in connection with policy renewals. Estimated costs for the following year are accrued on a monthly basis and progress against this estimate is reevaluated based upon actual claim data received each quarter.

     (4) We use the method of accounting for employee stock options allowed under APB Opinion 25 and have adopted the disclosure provisions of SFAS No. 123, which require pro forma disclosure of the impact of using the fair value at date of grant method of recording stock-based employee compensation.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

                                                           FISCAL YEAR ENDED
                                              --------------------------------------------
                                              DECEMBER 30,    DECEMBER 31,    DECEMBER 25,
                                                  2002            2001            2000
                                                 -----           -----           -----
Revenue .................................        100.0%          100.0%          100.0%
Restaurant operating expenses:
   Cost of sales ........................         27.8            27.9            28.8
   Payroll and benefits .................         30.7            30.4            30.0
   Depreciation and amortization ........          3.6             3.7             4.0
   Other operating expenses .............         29.9            28.9            27.9

   Reduction of disputed liabilities ....           --              --            (0.9)
                                                 -----           -----           -----
   Total restaurant operating expenses ..         92.1            91.0            89.8
                                                 -----           -----           -----
Income from restaurant operations .......          7.9             9.0            10.2
   Amortization of intangibles ..........          0.2             0.9             0.6
   General and administrative expenses ..          4.1             3.8             4.2
   Preopening expenses ..................          0.7             0.7             0.7
   New manager training expenses ........          0.8             0.8             1.0
   Impairment charges and other .........          3.6             1.6             0.0
   Management fee income ................           --            (0.2)           (0.3)
                                                 -----           -----           -----
Operating income (loss) .................         (1.5)            1.4             4.0
Interest expense and other, net .........          1.8             1.8             1.9
                                                 -----           -----           -----
Income (loss) before income taxes .......         (3.3)%          (0.4)%           2.1%
                                                 =====           =====           =====

FISCAL 2002 COMPARED TO FISCAL 2001

     Revenue for the fiscal year ended December 30, 2002 increased 3.9% to $220.2 million compared with $211.8 million for the year ended December 31, 2001. This increase was primarily a result of opening six new restaurants in 2002 and the full year of revenues for the seven restaurants opened in 2001. Same-store sales increased 0.4% for fiscal 2002 as compared with an increase in same-store sales of 1.9% for 2001. Same-stores sales percentages represent sales for stores that have been open for at least 18 months. Revenue from alcoholic beverages accounted for 24.4% of revenue in 2002 and 24.2% in 2001.

     Cost of sales as a percentage of revenue decreased slightly to 27.8% in 2002 from 27.9% in 2001. This decrease was due primarily to lower prices on certain proteins and partially offset by higher costs for produce, seafood, and grocery products.

     Payroll and benefit costs increased as a percentage of revenue to 30.7% in 2002 from 30.4% for the comparable period in 2001. This increase was primarily due to a $0.50 per hour minimum wage increase in our California market effective January 1, 2002, and increases in management labor and benefits resulting from lower turnover. As discussed below, new manager labor expense is charged to the new manager training expense account. Therefore, when turnover is lower, less labor is charged to the new manager training expense account and more labor remains in the payroll and benefits account. Payroll and benefits increases were also the result of higher health insurance costs.

     Depreciation and amortization before income from restaurant operations includes depreciation of restaurant property and equipment and amortization of franchise fees and liquor licenses. Depreciation and amortization decreased as a percentage of revenue to 3.6% in 2002 from 3.7% for the comparable period in 2001, primarily due to a reduction in depreciation expense due to the impairment of assets for several under-performing locations recorded in December 2001, and additional asset impairments recorded in the third quarter of 2002.

     Other operating expenses include rent, real estate taxes, common area maintenance charges, advertising, insurance, maintenance, and utilities. Other operating expenses increased as a percentage of revenue to 29.9% in 2002 from 28.9% for the comparable period in 2001. The increase was due primarily to additional unit level advertising costs, store rent increases related to new store openings, and marketing fee increases. The franchise agreements between Carlson Restaurants Worldwide and our company require a 4% of net sales royalty and up to a 4% of net sales marketing contribution. Each year we contribute to a T.G.I. Friday's national marketing pool. In 2001, the pool contribution was 2.1% of net sales for the first three fiscal quarters and 1.7% of net sales for the fourth quarter. The pool contribution percentage decreased because Carlson Restaurants Worldwide cancelled its T.G.I. Friday's national advertising campaign for the entire fourth quarter of 2001. In 2002, the contribution to the fund was 2.7% of sales, resulting in an increase over the prior year. This contribution offsets a portion of our general 4% marketing requirement.

     Depreciation  and  amortization  after  income from  restaurant  operations includes depreciation of corporate property and equipment, amortization of identifiable intangibles, and amortization of goodwill as applicable. Depreciation and amortization decreased as a percentage of revenue to 0.2% in 2002 from 0.9% for the comparable period in 2001, as a result of the elimination of goodwill amortization under SFAS No. 142, effective as of January 1, 2002.

     General and administrative expenses increased as a percentage of revenue to $8,946,000, or 4.1% in 2002 from $8,105,000, or 3.8% for the comparable period in 2001. The increase was due primarily to increases in salaries, benefits and travel related to building of the Bamboo Club infrastructure and increases in technology support costs, higher legal costs and higher rent due to additional office space.

     Pre-opening expenses were $1,619,000, or 0.7% of revenue, at December 30, 2002 as compared to $1,417,000, or 0.7% of revenue, for the year ended December 31, 2001. Although we opened six stores in 2002 compared to seven stores in 2001, our expenses were higher in 2002 due primarily to incurring costs in 2002 for new store openings in 2003, combined with increases in employee recruiting and training, new store opening team travel, and promotional events. The majority of pre-opening expenses occur during the two months prior to opening a store.

     New manager training expenses are those costs incurred in training newly hired or promoted managers, as well as those costs incurred to relocate those managers to permanent management positions. New manager training expenses were $1,820,000, or 0.8% of revenue, for the year ended December 31, 2002 as compared with $1,676,000, or 0.8% of revenue, for the period in 2001. Although new manager training expenses were consistent as a percentage of revenue, the increases in 2002 were primarily the result of new store openings in 2002 compared to 2001 and expenses incurred in 2002 related to new stores to be opened in early 2003.

     In 2002, the impairment charges and other account included the impairment of certain leasehold improvements and other operating assets. The account included (i) $3,908,000 to primarily reduce the carrying value of these assets on under-performing locations to their estimated fair value, (ii) $1,160,000 of goodwill allocated to one closed location (Kansas City, Missouri), and two impaired California locations where we have decided not to renew the lease when the initial terms expire in 2003, (iii) $760,000 in lease cancellation charges and $415,000 in asset write downs for three Bamboo Club locations that we have elected not to open, and (iv) lease cancellation costs of $1,300,000 for one location where we decided to cancel a lease early (Leawood, KS). During the third quarter of 2002, we also reduced the value of the land and building we are holding for sale in El Paso, Texas by $400,000. During the fourth quarter of 2001, we recorded an impairment expense of $1,615,000 against a management agreement with CNL.

     Under management agreements, we manage four T.G.I. Friday's stores in Northern California and managed one T.G. I. Friday's store in El Paso, Texas. During the fourth quarter 2002, the El Paso, Texas location was closed. Under these agreements, we are entitled to a management fee if certain cash flow levels are achieved. Based on the cash flow provisions of the management agreements, we were unable to record management fee income during 2002 compared to $432,000, or 0.2% of revenue, in 2001.

     Interest expense and other, net was approximately $3,950,000, or 1.8% of revenue in 2002 compared with $3,825,000, or 1.8% of revenue in 2001. Although we incurred additional debt and a corresponding increase in interest expense in 2002, the increased expenses compared with 2001 were offset by more favorable interest rate conditions on our variable interest rate debt. As of December 30, 2002, approximately 59% of our total debt was tied to variable interest rates. During the years ended December 30, 2002 and December 31, 2001 we had average outstanding borrowings of $54,200,000 and $48,300,000, respectively, with effective interest rates of 7.3% and 7.9%, respectively.

     As a result of a substantial net loss during 2002, we provided an additional valuation allowance to fully reserve all of its net deferred tax asset. An income tax benefit of $645,000 was recorded in 2001 because we offset net operating loss carryforwards against taxable income. We were in a taxable income situation in 2001 due to the recognition of various timing differences from 2000. At December 30, 2002, we had approximately $7,463,000 of net operating loss carryforwards and tax credit carryforwards available to offset future income for federal income tax purposes.

FISCAL 2001 COMPARED TO FISCAL 2000

     Revenue for the fiscal year ended December 31, 2001 increased 13.6% to $211.8 million compared with $186.5 million for the year ended December 25, 2000. This increase was primarily a result of opening seven new restaurants in 2000 and seven new restaurants in 2001. Same-store sales increased 1.9% for fiscal 2001 as compared with an increase in same-store sales of 5.1% for the comparable period in 2000. Same-stores sales percentages represent sales for stores that have been open for at least 18 months. Revenue from alcoholic beverages accounted for 24.5% of revenue in 2001 and 24.4% in 2000.

     Cost of sales as a percentage of revenue decreased to 27.9% in 2001 from 28.8% in 2000. This decrease from the comparable period in 2000 resulted from multiple factors. Food costs were higher in 2000 because we were required to find alternative food suppliers to replace Ameriserve, our primary food supplier who declared bankruptcy in the first quarter of 2000. Additionally, we experienced increased food costs in 2001 due to sales mix changes and increases in meat and cheese costs. We offset these increases through improved operations, better margins on alcohol sales, and maturing relationships with our suppliers that led to more favorable contract terms.

     Payroll and benefit costs increased as a percentage of revenue to 30.4% in 2001 from 30.0% for the comparable period in 2000. This increase was primarily due to a $0.50 per hour minimum wage increase in our California market effective January 1, 2001 and higher management labor and benefits resulting from lower turnover. As discussed below, new manager labor expense is charged to the new manager training expense account. Therefore, when turnover is lower, less labor is charged to the new manager training expense account and more labor remains in the payroll and benefits account.

     In total, depreciation and amortization increased as a percentage of revenue to 4.1% in 2001 from 4.0% for the comparable period in 2000. The increase was due primarily to the number of new restaurants we opened in 2000 and 2001.

     Other operating expenses include rent, real estate taxes, common area maintenance charges, advertising, insurance, maintenance, and utilities. In addition, the franchise agreements between Carlson Restaurants Worldwide and our company require a 4% of net sales royalty and a 4% of net sales marketing contribution. Each year we contribute to a T.G.I. Friday's national marketing pool. In 2000, the pool contribution was 2.1% of net sales. In 2001, the pool contribution was 2.1% of net sales for the first three fiscal quarters and 1.7% of net sales for the fourth quarter. The pool contribution percentage decreased because Carlson Restaurants Worldwide cancelled its T.G.I. Friday's national advertising campaign for the entire fourth quarter of 2001. This contribution offsets a portion of our general 4% marketing requirement. Other operating expenses increased as a percentage of revenue to 28.9% in 2001 from 27.9% for the comparable period in 2000. The increase was due primarily to additional unit level advertising efforts, store rent increases, and additional energy and workers' compensation costs, especially in California.

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

     General and administrative expenses decreased as a percentage of revenue to $8,105,000, or 3.8% in 2001 from $7,868,000, or 4.2% for the comparable period in 2000. The decrease was primarily due to reduced legal fees and recruiting expenses as we hired both an in house attorney and recruiter during 2001. In addition, reduction in travel expenses related to postponing all non-mandatory travel during the fourth quarter of 2001 after the events of September 11 contributed to the overall decrease.

     Pre-opening expenses of $1,417,000, or 0.7% of revenue, were charged to operations during the year ended December 31, 2001 as compared to $1,370,000, or 0.7% of revenue, being charged to operations during the year ended December 25, 2000. The increase was due to the opening of two Bamboo Clubs outside of our Phoenix, Arizona market (Central Florida) that resulted in additional travel expenses for our new store opening teams.

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

     In 2001 and 2000, impairment charges and other included the impairment of certain leasehold improvements and other operating assets in accordance with SFAS No. 121. The charges amounted to $1,838,000 in 2001 and $832,000 in 2000, to reduce the carrying value of these assets to their estimated fair value. In addition, we recorded an impairment expense of $1,615,000 in the fourth quarter of 2001 against a management agreement with CNL for six under-performing locations we managed in Northern California and one location in El Paso, Texas. Other charges in 2000 included the final settlement proceeds of $924,000, net, received from the City and County of San Francisco, California in connection with condemnation proceedings against a restaurant we owned.

     Management fee income represents 3% of store gross revenue charged to five T.G.I. Friday's locations we managed in Northern California and one location in El Paso, Texas for CNL. Based on the impairment of the management agreement in the fourth quarter of 2001, we did not record any management fee income for the fourth quarter of 2001.

     Interest expense and other, net was approximately $3,825,000 in 2001 compared with $3,615,000 in 2000. The net expense decreased as a percentage of revenue to 1.8% in 2001 from 1.9% for the comparable period in 2000. Although we incurred additional debt and a subsequent increase in interest expense in 2001, the increased expenses compared with 2000 were offset by more favorable interest rate conditions on our variable interest rate debt. As of December 31, 2001, approximately 50% of our total debt was tied to variable interest rates. During the years ended December 31, 2001 and December 25, 2000 we had average outstanding borrowings of $48,300,000 and $42,300,000, respectively, with effective interest rates of 7.9% and 8.5%, respectively.

     An income tax benefit of $645,000 was recorded in 2001 because we offset net operating loss carryforwards against taxable income. We were in a taxable income situation in 2001 due to the recognition of various timing differences from 2000. In 2000, we recorded a $250,000 expense related to state income taxes due in certain states where net operating loss carryforwards were no longer available to us.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary use of funds over the past five years has been for the acquisition of existing T.G.I. Friday's restaurants, the development of new T.G.I. Friday's restaurants, and the acquisition and development of the Redfish and Bamboo Club restaurants and concepts. These acquisitions were financed principally through a new stock (rights offering) issuance, the issuance of long-term debt, and internally generated cash.

     In October 2002, we renewed a $5 million revolving line of credit with Comerica Bank. The agreement contained financial covenants which limit the amount of total debt we can incur. We did not borrow any amounts under this line and had no amounts outstanding at December 30, 2002. Because of the restrictions placed by the financial covenants of this agreement, we cancelled this agreement in March 2003.

     In July 2002, we amended our Bank of America development facility to provide for an additional $1,000,000 in financing. During 2002, we borrowed an additional $9,465,000 to fund construction on two locations (T.G.I. Friday's San Tan, Chandler, Arizona and Porter Ranch, California) and to refinance two existing locations (T.G. I. Friday's Cerritos, California and Oxnard, California) for which we paid off higher rate debt. By September 30, 2002, we had fully utilized our development facility with Bank of America. We are currently in negotiations with Bank of America to finance the T. G. I. Friday's location being built at Desert Ridge Mall, Arizona.

     In October 2002, we secured a $15 million financing commitment through GE Franchise Finance. The terms include $6 million for financing of equipment and leasehold improvements for the seven Bamboo Clubs already open and approximately $9 million for new Bamboo Club development. At December 30, 2002, there were no amounts borrowed under this commitment.

     All of our loan agreements contain various financial covenants that are generally measured at the end of each quarter. At December 30, 2002, we met all of the financial covenants for all debt agreements, with the exception of one covenant with Comerica Bank with whom we had a $5.0 million line of credit. Due to the restrictive covenants contained in this agreement, at December 30, 2002 we were unable to utilize the line of credit. Since we were required to pay a non-use fee under this financing agreement, we made the decision to cancel this line in March 2003. Our recent operations have been negatively impacted by an economic slow down, and resulting same-store sales declines. We have reduced new store development, and cancelled certain leases on locations where construction has not yet begun to reduce the need for capital. If the economic trend worsens, coupled with the new restaurant development planned in 2003, and resulting borrowings to finance the cost of building these new restaurants, we may violate one or more of these covenants with any one of our lenders at the end of the second quarter of 2003. Based on our debt covenants, at December 30, 2002, we have no significant borrowing capabilities under any of our debt agreements. Some of our financial covenants are dependant upon profitable operations and limit the total amount of debt we can have outstanding. If economic conditions remain depressed, this could have a material adverse effect on our business and prevent us from having the cash availability to fund new restaurant development.

     We believe we will remain in compliance with our current debt agreements or will receive the necessary modifications, if needed, to our debt covenants, and if there is an improvement in the general economic conditions in our key markets, we believe that our current cash resources, additional debt financing commitments, sale of assets, and expected cash flows from operations will be sufficient to fund our planned development through 2003. As discussed previously discussed, other than the one T.G. I. Friday's we currently have under construction (Desert Ridge Mall, Arizona), we do not anticipate building additional T.G. I. Friday's during 2003. With regard to our development agreement (which requires the development of five T.G. I. Friday's locations in 2003), we have every expectation, based on amendments and waivers received in prior years, that we will receive the appropriate waivers for 2003. We believe we may need to obtain capital to fund additional growth beyond 2003. Potential sources of any such capital include bank financing, strategic alliances, and additional offerings of our equity or debt securities. We cannot provide assurance that such capital will be available from these or other potential sources, and the lack of capital could have a material adverse effect on our business.

     Net cash flows from operating activities were $9,195,000 in 2002, and $12,529,000 in 2001, and $3,824,000 in 2000. These were supplemented by net cash flows from financing of $5,538,000 in 2002, $3,864,000 in 2001, $22,496,000 in
2000, which we used to fund our acquisitions and development of new restaurants.

     Net cash used in investing activities was $18,578,000 in 2002, $11,492,000 in 2001, and $24,810,000 in 2000, which we used primarily to fund property and equipment purchases for our new restaurants and to acquire franchise rights and goodwill related to both the purchase and opening of new restaurants. These amounts were offset by cash received from the sale of assets related to our sale-leaseback transactions.

     Our current liabilities exceed our current assets due in part to cash expended on our development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days. At December 30, 2002, we had a working capital deficit of approximately $15,028,000.

     At December 30, 2002, we had a cash balance of $5,621,000, long-term debt of $51,998,000 and current portion of long-term debt of $3,502,000. Monthly cash receipts have been sufficient to pay all obligations as they become due.

     Approximately $16,535,000 of this debt is a term loan comprised of five notes payable to one lender. Three of the notes bear interest at 9.5% per annum and two of the notes bear interest at the one month LIBOR rate plus 320 basis points. The notes mature on May 1, 2012.

     During November 1999, we entered into two working capital revolving loan agreements with another lender. One agreement provides for a maximum of $8,050,000 to finance up to 80% of the costs to develop seven T.G.I. Friday's restaurants. Borrowings under this agreement will mature in 10 years. These borrowings are secured by the assets financed with the borrowings and are guaranteed by certain of our subsidiaries. The other agreement provides for a maximum of $3,150,000 to finance 80% of the costs to furnish and equip seven T.G.I. Friday's restaurants. Borrowings under this agreement are secured by the assets financed with the borrowings and will mature in seven years. Borrowings under both agreements bear interest at 2.65% over the "30-Day Dealer Commercial Paper Rate," as defined in the agreements, or a combined rate of 3.95% at December 30, 2002. At December 30, 2002, we had outstanding borrowings of $5,484,985 under these agreements. These agreements include covenants related to our fixed charge coverage ratio and debt to adjusted cash flow ratio. We were in compliance with these covenants at December 30, 2002.

     The remainder of our long-term debt consists of notes payable to various lending institutions. These notes bear interest at rates ranging from 3.9% to 10.6% and mature at various times over the next 15 years.

     We lease all of our restaurants with terms ranging from 10 to 20 years. Our future debt, lease, and purchase obligations are summarized by year as follows (in thousands):

CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

                                                                                        Greater
                                            Less than    One to Three  Three to five   than five
                                Total        one year       years         years          years
                               --------      --------      --------      --------      --------
Debt Maturities                $ 55,500      $  3,502      $  7,960      $  9,150      $ 34,888
Minimum Lease Commitments       129,221        11,499        21,065        18,935        77,722
Purchase Commitments              2,511         2,511            --            --            --
                               --------      --------      --------      --------      --------
Total                          $187,232      $ 17,512      $ 29,025      $ 28,085      $112,610
                               ========      ========      ========      ========      ========

     Minimum lease commitments represent operating leases, which are off-balance sheet financings. We have no other off-balance sheet financings. A default under a lease agreement could result in damages or the acceleration of amounts due under the lease. Total purchase commitments include remaining construction costs for the three restaurants currently under construction (one T. G. I. Friday's at Desert Ridge Mall, Arizona, and the two Bamboo Club restaurants one in Novi, Michigan and one at Desert Ridge Mall, Arizona).

     As a result of our substantial loss in 2002, we submitted a quick refund application to the Internal Revenue Service for refund of an overpayment of federal taxes of approximately $850,000.

     We believe that our current resources and expected cash flows from operations will be sufficient to fund our capital needs and debt maturities during the next 12 months. Prolonged future adverse geopolitical and economic conditions could have a material adverse effect on our financial capabilities.

NEW ACCOUNTING PRONOUNCEMENTS

     During 2002, we adopted the provisions of SFAS No. 142 which eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill impairment, at least annually, based on the fair value of the reporting unit. As of the date of adoption, January 2002, we had unamortized goodwill of $25,149,000 that is subject to the transition provisions of SFAS Nos.141 and 142. Accumulated amortization related to goodwill is $5,914,000 as of the date of adoption. During 2002, we wrote off $1,160,000 of allocated goodwill associated with one closed location (Kansas City, Missouri) and two impaired locations (Palm Desert, California and Citrus Heights, California). After this goodwill write off, at December 30, 2002, we performed a valuation in accordance with SFAS No.142 for the purpose of determining the amount of goodwill impairment. Based on the results of the valuation, no additional impairment was required. Additionally, during 2002, we reclassified $994,000 of goodwill to franchise area goodwill which is classified as an intangible asset that requires amortization under SFAS No.142. Franchise area goodwill represents the estimated value the company paid to acquire the franchise rights to develop restaurants in certain locations, at the date of original purchase. As a result of these transactions, net goodwill was $22,995,000 at the end of 2002.

     During 2002, we adopted SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that Statement. In 2002, we recognized asset impairments of $4,454,000 on under-performing properties.

     In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. This Statement rescinds the requirement to report gains and losses from extinguishment of debt as an extraordinary item. Additionally, this statement amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of this statement relating to Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. We adopted FASB No. 145 related to Statement No. 4 for year ended December 30, 2002; the implementation of this statement did not have a material effect on our financial statements. The adoption of SFAS No. 145 related to Statement No. 13 had no effect on our financial statements for the year ended December 30, 2002.

     In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". For purposes of this Statement, an exit activity includes, but is not limited to, a restructuring as that term is defined in IAS 37, "Provisions, Contingent Liabilities, and Contingent Assets". The Statement is effective for exit or disposal activities initiated after December 31, 2002. If we have restructuring activities in the future, we will adopt SFAS No. 146.

     In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE. This statement amends prior statements to provide alternative methods of transition for an entity that voluntarily changes to fair value based method of accounting for stock based employee compensation. We did not adopt the cost recognition method of recording stock-based employee compensation under SFAS No. 123 (which adoption was and remains optional), however, we provide the pro forma disclosures in notes to our annual financial statements as if we had adopted the cost recognition method under SFAS 123. We will adopt the new required disclosures about those effects in future interim financial information.

     In June 2001, FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS TO OTHERS, AN INTERPRETATION OF FASB STATEMENTS NO. 5, 57 AND 107 AND A RESCISSION OF FASB INTERPRETATION NO. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

     In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 30, 2002, we were participating in three derivative financial instruments for which fair value disclosure is required under SFAS No.
133. The fair value liability of the interest rate swap agreements  discussed in note 2 to the financial statements increased to $2,638,104 using "hedge accounting" under SFAS No. 133.

     Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made at variable interest rates of 3.20% over LIBOR, 2.75% over LIBOR, and 2.65% over "30-Day Dealer Commercial Paper Rates." At December 30, 2002, we had outstanding borrowings on these loans of approximately $32,792,589. Our net interest expense for 2002 was $3,950,000; a one percent variation on any of the variable rates would have increased or decreased our total interest expense by approximately $328,000 for the year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the consolidated financial statements, the report thereon, the notes thereto, and the supplementary data commencing at page F-1 of this report, which consolidated financial statements, report, notes, and data are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On August 27, 2001, we engaged the accounting firm of KPMG LLP as our new independent public accountants and dismissed Arthur Andersen LLP. The decision to change our accounting firm was recommended and approved by the audit committee of our board of directors and approved by our board of directors. During the two most recent fiscal years and subsequent interim reporting periods preceding the date of this report, there were no disagreements between us and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, accounting scope or procedures, or any reportable events. The report of Arthur Andersen LLP on our consolidated financial statements for the last two fiscal years in which they did report contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. Prior to their engagement, we had not consulted with KPMG LLP on either the application of accounting principles or type of opinion KPMG LLP might issue on our consolidated financial statements. Arthur Andersen LLP agreed with the above statements and a letter from it was attached to our Form 8-K filed on August 27, 2001.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item relating to our directors is incorporated by reference to our Proxy Statement to be filed for our 2003 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, "Business - Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to our Proxy Statement to be filed for our 2003 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     All of our equity based compensation plans have been adopted with stockholder approval. Other than the preceding, the information required by this
Item is incorporated by reference to our Proxy Statement to be filed for our 2003 Annual Meeting of Stockholders.

     The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our various stock option Plans as of December 30, 2002:

                                                                                                       Number of Securities
                                                                                                      Remaining Available for
                                         (a)Number of securities to                                    Future Issuance Under
                                         be Issued Upon Exercise of   (b)Weighted Average Exercise   Equity Compensation Plans
                                             Outstanding Options,          Price of Outstanding        (Excluding Securities
Plan Category                                Warrants and Rights      Options, Warrants and Rights    Reflected in Column (a))
-------------                                -------------------      ----------------------------    ------------------------
Equity Compensation Plans
Approved by Stockholders ........                 3,487,420                    $      3.32                     821,078

Equity Compensation Plans Not
Approved by Stockholders ........                        --                             --                          --
                                                -----------                    -----------                 -----------

Total ...........................                 3,487,420                    $      3.32                     821,078
                                                ===========                    ===========                 ===========

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to our Proxy Statement to be filed for our 2003 Annual Meeting of Stockholders.

ITEM 14. CONTROLS AND PROCEDURES

     As of a date 90 days prior to the date of filing this report, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquires made to certain other of our employees. Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time period specified by the Securities and Exchange Commission's rules and forms. Subsequent to the date of their evaluation, there have not been any significant changes to our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(b)  REPORTS ON FORM 8-K.

     Not applicable.

(c)  EXHIBITS

EXHIBIT
NUMBER         EXHIBIT
------         -------
 3.1           Certificate of Incorporation of the Company(1)
 3.2           Certificate of Amendment of Restated Certificate of
               Incorporation(l)
 3.3           Amended and Restated Bylaws of the Company(1)
 10.1          Company's 1990 Stock Option Plan(2)
 10.5          Form of Franchise Agreement between the Company and TGI Friday's,
               Inc.(3)
 10.9          Form of Management Agreement between Main St. California II, Inc.
               and Main St.  California,  Inc., a wholly owned subsidiary of the
               Company(4)
 10.10         Master Incentive  Agreements between Main St. California II, Inc.
               and Main St.  California,  Inc., a wholly owned subsidiary of the
               Company(4)
 10.11         Employment Agreement with Bart A. Brown, Jr.(5)
 10.11A        Employment  Agreement  dated  January 1, 1999 between the Company and Bart A. Brown, Jr.(6)
 10.13         Promissory Note between the Company and CNL Financial I, Inc.(5)
 10.14         Promissory Note between the Company and CNL Financial I, Inc.(5)
 10.15         Promissory Note between the Company and CNL Financial I, Inc.(5)
 10.16         1995 Stock Option Plan(7)
 10.17         Amended and Restated Development  Agreement between TGI Friday's,
               Inc. and Cornerstone Productions, Inc., a wholly owned subsidiary of the Company(8)
 10.18         Amended and Restated Development  Agreement between TGI Friday's,
               Inc. and Main St. California,  Inc., a wholly owned subsidiary of the Company(8)
 10.18A        First Amendment to Development Agreement dated February 10, 1999, between TGI  Friday's,  Inc.  and Main St.  California,  Inc.,  a
               wholly owned subsidiary of the Company(6)
 10.18B        Second Amendment to Development Agreement dated November 6, 2001, between T.G.I.  Friday's.  Inc. and Main St. California,  Inc., a
               wholly owned subsidiary of the Company.
 10.19         Amended and Restated Development  Agreement between TGI Friday's,
               Inc. and Main St. Midwest, Inc., a wholly owned subsidiary of the
               Company(8)
 10.20         Amended and Restated  Purchase  Agreement  between RJR  Holdings,
               Inc. and Main St. California,  Inc., a wholly owned Subsidiary of the Company(8)
 10.21         Development  Agreement  dated  April 22,  1998  between  Main St.
               California,  Inc. and TGI Fridays,  Inc., and First  Amendment to
               Development   Agreement  dated  February  10,  1999  between  TGI
               Friday's,  Inc.  and Main St.  California,  Inc.,  a wholly owned subsidiary of the Company (6)
 10.21A        Second Amendment to Development  Agreement dated October 20, 1999 between T.G.I.  Friday's,  Inc. and Main St. California,  Inc., a
               wholly owned subsidiary of the Company.
 10.21B        Third Amendment to Development  Agreement dated  November6,  2001 between T.G.I. Friday's, Inc. and Main St. California, Inc., a wholly owned subsidiary of the Company.
 10.22         Stock Option Agreement dated August 5, 1996,  between the Company and John F. Antioco for 800,000 shares of Common Stock(9)

EXHIBIT
NUMBER         EXHIBIT
------         -------
 10.22A        Stock Option  Agreement dated June 15, 1998,  between the Company and John F. Antioco  amending the Stock  Option  Agreement  dated
               August 5, 1996(9)
 10.23         Stock Option  Agreement  dated  December  16,  1996,  between the
               Company  and Bart A.  Brown,  Jr.  for  250,000  shares of Common
               Stock.   (The  Company  issued  three   additional  Stock  Option
               Agreements  that  are  substantially  identical  in all  material respects,  except as to number of shares.  The four Stock  Option
               Agreements  give rights to purchase a total of 625,000  shares of
               Common Stock.)(9)
 10.23A        Schedule of Stock Option  Agreements  substantially  identical to
               Exhibit  10.23(9)  Stock  Option  Agreement  dated July 14, 1997, between the Company and Bart A. Brown,  Jr. for 75,000  shares of
               Common Stock.  (The Company  issued one  additional  Stock Option
               Agreement  that  is  substantially   identical  in  all  material
               respects, except as to number of shares. The two
 10.24         Stock  Option  Agreements  give  rights  to  purchase  a total of
               175,000  shares of Common  Stock.)(9)  10.24A  Schedule  of Stock
               Option Agreements substantially identical to Exhibit 10.24(9)
 10.25         Stock Option  Agreement dated June 15, 1998,  between the Company and James Yeager for 15,000 shares of Common Stock.  (The Company
               issued  two   additional   Stock  Option   Agreements   that  are
               substantially  identical in all material  respects,  except as to option  holder  and  number of  shares.  The three  Stock  Option
               Agreements  give rights to  purchase a total of 50,000  shares of
               Common Stock.)(9)
 10.25A        Schedule of Stock Option  Agreements  substantially  identical to
               Exhibit 10.25(9)
 10.26         Stock Option  Agreement  dated  December  31,  1998,  between the
               Company  and Tim Rose for  10,000  shares of Common  Stock.  (The
               Company  issued one  additional  Stock Option  Agreement  that is substantially  identical in all material  respects,  except as to option  holder  and  number  of  shares.  The  two  Stock  Option
               Agreements  give rights to purchase a total of 160,000  shares of
               Common Stock.)(9)
 10.26A        Schedule of Stock Option  Agreements  substantially  identical to
               Exhibit 10.26(9)
 10.27         Registration  Rights Agreement dated August 5, 1996,  between the
               Company and John F. Antioco(10)
 10.28         1999 Incentive Stock Plan.(11)
 10.29         Working  Capital  Management  Agreement  Reducing  Revolver  Loan
               Agreement dated November 2, 1999, between the Company and Merrill
               Lynch Business Financial Services, Inc. (12)
 10.30         Working  Capital  Management  Agreement  Reducing  Revolver  Loan
               Agreement  dated  November  22,  1999,  between  the  Company and
               Merrill Lynch Business Financial Services, Inc. (12)
 10.31         Form  of  Unconditional  Guaranty  executed  in  connection  with
               Working  Capital  Management  Agreement  Reducing  Revolver  Loan
               Agreement dated November 22, 1999. (Such guarantees were executed by Main St. California, Inc., Cornerstone Productions,  Inc., and
               Redfish America, LLC.) (12)
 10.32         Form of Security  Agreement  executed in connection  with Working
               Capital  Management  Agreement  Reducing  Revolver Loan Agreement
               dated November 22, 1999. (Such security  agreements were executed by Main St. California,  Inc. and Cornerstone Productions,  Inc.)
               (12)
 10.35         Credit  Agreement  dated  April 2, 1999,  between the Company and
               Imperial Bank (13)
 10.35A        First Amendment to Credit Agreement dated August 2, 1999, between the Company and Imperial Bank (13)
 10.35B        Second Amendment to Credit Agreement dated July 13, 2000, between the Company and Imperial Bank (13)
 10.35C        Third  Amendment  to  Credit  Agreement  and First  Amendment  to
               Promissory  Note dated  July 5, 2001,  between  the  Company  and
               Imperial Bank
 10.36         Revolving  Promissory  Note dated July 13, 2000, in the principal amount of $5,000,000 from the Company,  as Borrower,  to Imperial
               Bank, as Lender (13)
 10.37         Term Promissory Note dated July 13, 2000, in the principal amount of $5,000,000 from the Company, as Borrower, to Imperial Bank, as Lender (13)

EXHIBIT
NUMBER         EXHIBIT
------         -------
 10.38         Unconditional  Guarantee  of  Payment  of  Term  Promissory  Note
               executed by John F. Antioco,  as Guarantor,  in favor of Imperial
               Bank, as Lender (13)
 10.39         Unconditional  Guarantee  of  Payment  of  Term  Promissory  Note
               executed  by Bart A.  Brown,  Jr.,  as  Guarantor,  in  favor  of
               Imperial Bank, as Lender (13)
 10.40         401(k) Profit Sharing Plan (14)
 10.41         Loan and Security  Agreement dated January 31, 2001, between Bank of America,  N.A., the Company,  and certain  subsidiaries of the
               Company listed therein (15)
 16            Letter  from  Arthur   Andersen  LLP   regarding  the  change  in
               certifying accountant (16)
 21            List of Subsidiaries
 23.1          Consent of KPMG LLP
 23.2          Notice Regarding Consent of Arthur Andersen LLP
 99.1          Certification  of the Chief Executive  Officer of the Registrant,
               pursuant  to 18 U.S.C.  Section  1350,  as  adopted  pursuant  to
               Section 906 of the Sarbanes-Oxley Act of 2002.
 99.2          Certification  of the Chief Financial  Officer of the Registrant,
               pursuant  to 18 U.S.C.  Section  1350,  as  adopted  pursuant  to
               Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1) Incorporated by reference to the Company's Form 10-K for the year ended December 30, 1991, filed with the Securities and Exchange Commission on or about March 31, 1992.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-40993), which became effective in September 1991.
(3) Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on or about April 15, 1994.
(4) Incorporated by reference to the Company's Form 8-K Report filed with the Commission in January 1997.
(5) Incorporated by reference to the Company's Form 10-K for the year ended December 30, 1996, filed with the Securities and Exchange Commission on or about April 14, 1997.
(6) Incorporated by reference to the Company's Form 10-K for the year ended December 28, 1998, filed with the Securities and Exchange Commission on March 29, 1999.
(7) Incorporated by reference to Company's Proxy Statement for its 1995 Annual Meeting of Stockholders.
(8) Incorporated by reference to the Company's Form 10-K for the year ended December 29, 1997, filed with the Securities and Exchange Commission on March 27, 1998.
(9) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-78155), filed with the Securities and Exchange Commission on May 10, 1999.
(10) Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-78161) as declared effective on May 14, 1999.
(11) Incorporated by reference to Company's Registration Statement on Form S-8 (Registration No. 333-89931), filed with the Securities and Exchange Commission on October 29, 1999.
(12) Incorporated by reference to the Company's Form 10-K for the year ended December 27, 1999, filed with the Securities and Exchange Commission on March 28, 2000
(13) Incorporated by reference to the Company's Form 8-K dated July 21, 2000, as filed with the Securities and Exchange Commission on July 24, 2000.
(14) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-55100) filed with the Securities and Exchange Commission on February 6, 2001.
(15) Incorporated by reference to the Company's Form 10-K for the year ended December 25, 2000, filed with the Securities and Exchange Commission on March 29, 2001.
(16) Incorporated by reference to the Company's Form 8-K dated September 4, 2001, as filed with the Securities and Exchange Commission on September 4, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MAIN STREET AND MAIN INCORPORATED

Date: March 29, 2003                    By: /s/ Bart A. Brown
                                            ------------------------------------
                                            Bart A. Brown, Jr.
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                      POSITION                         DATE
       ---------                      --------                         ----

/s/ John F. Antioco          Chairman of the Board                March 29, 2003
------------------------
John F. Antioco

/s/ Bart A. Brown, Jr.       Chief Executive Officer              March 29, 2003
------------------------     and Director (Principal
Bart A. Brown, Jr.           Executive Officer)

/s/ William G. Shrader       President, Chief Operating           March 29, 2003
------------------------     Officer, and Director
William G. Shrader

/s/ Michael Garnreiter       Chief Financial Officer,             March 29, 2003
------------------------     Executive Vice President
Michael Garnreiter           and Treasurer

/s/ Michael J. Herron        Secretary and General Counsel        March 29, 2003
------------------------
Michael J. Herron

/s/ Jane Evans               Director                             March 29, 2003
------------------------
Jane Evans

/s/ John C. Metz             Director                             March 29, 2003
------------------------
John C. Metz

/s/ Debra Bloy               Director                             March 29, 2003
------------------------
Debra Bloy

/s/ Wanda Williams           Director                             March 29, 2003
------------------------
Wanda Williams

                                 CERTIFICATIONS

     I, Bart A. Brown, Jr., certify that:

     1. I have reviewed this annual report on Form 10-K of Main Street and Main Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  Presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2003

                                        /s/ Bart A. Brown, Jr.
                                        ------------------------------
                                        Bart A. Brown, Jr.
                                        Chief Executive Officer

     I, Michael Garnreiter, certify that:

     1. I have reviewed this annual report on Form 10-K of Main Street and Main Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  Presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2003

                                        /s/ Michael Garnreiter
                                        ------------------------------
                                        Michael Garnreiter
                                        Chief Financial Officer

                        MAIN STREET AND MAIN INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Independent Auditors' Report - KPMG LLP ..................................   F-2

Independent Auditors'  Report - Arthur Andersen LLP ......................   F-3

Consolidated Balance Sheets as of December 30, 2002 and
  December 31, 2001 ......................................................   F-4

Consolidated Statements of Operations for the fiscal years ended
  December 30, 2002, December 31, 2001, and December 25, 2000 ............   F-5

Consolidated Statements of Changes in Stockholders' Equity and
  Comprehensive Income (Loss) for the fiscal years ended
  December 30, 2002, December 31, 2001, and December 25, 2000 ............   F-6

Consolidated Statements of Cash Flows for the fiscal years ended
  December 30, 2002, December 31, 2001, and December 25, 2000 ............   F-7

Notes to Consolidated Financial Statements ...............................   F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Main Street and Main Incorporated:

We have audited the accompanying 2002 and 2001 consolidated balance sheets of Main Street and Main Incorporated and subsidiaries as of December 30, 2002 and December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The statements of operations, changes in stockholders' equity and comprehensive income (loss) and cash flows for the year ended December 25, 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 12, 2001.

We conducted our audits in accordance with auditing standards generally accepted in United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2002 and 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Main Street and Main Incorporated and subsidiaries as of December 30, 2002 and December 31, 2001 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" which changed the Company's method of accounting for goodwill and other intangible assets effective January 1, 2002.

As discussed above, the consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss) and cash flows for the year ended December 25, 2000 of Main Street and Main Incorporated were audited by other auditors who have ceased operations. As described in Note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 consolidated financial statements of the Company, other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Phoenix, Arizona
March 4, 2003

                               ARTHUR ANDERSEN LLP
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

THIS REPORT OF INDEPENDENT CERFIFIED PUBLIC ACCOUNTANTS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP

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

/s/ Arthur Andersen LLP

Phoenix, Arizona
March 12, 2001

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PAR VALUE AND SHARE DATA)

                                                              DECEMBER 30,   DECEMBER 31,
                                                                  2002           2001
                                                               ---------      ---------
ASSETS
Current assets:
   Cash and cash equivalents ...............................   $   5,621      $   9,466
   Accounts receivable .....................................       1,997          2,683
   Inventories .............................................       2,832          2,416
   Prepaid expenses ........................................       2,104          1,255
                                                               ---------      ---------
          Total current assets .............................      12,554         15,820
Property and equipment, net ................................      71,265         65,222
Other assets, net ..........................................       2,449          2,319
Deferred tax asset, net of valuation allowance .............          --          1,650
Goodwill, net ..............................................      22,995         24,155
Franchise area fees, net ...................................       3,132          3,296
                                                               ---------      ---------

          Total assets .....................................   $ 112,395      $ 112,462
                                                               =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt .......................   $   3,502      $   3,012
   Accounts payable ........................................       8,073          7,336
   Other accrued liabilities ...............................      16,007         13,459
                                                               ---------      ---------
        Total current liabilities ..........................      27,582         23,807
Long-term debt, net of current portion .....................      51,998         47,232
Other liabilities and deferred credits .....................       3,205          1,216
                                                               ---------      ---------

              Total liabilities ............................      82,785         72,255
                                                               ---------      ---------
Commitments, contingencies and subsequent events
(see notes 4, 7, 8, 9 and 10)

Stockholders' equity:
Preferred stock, $.001 par value, 2,000,000 shares
   authorized, no shares issued and outstanding in
   2002 and 2001 ...........................................          --             --
Common stock, $.001 par value, 25,000,000 shares ...........
   authorized, 14,142,000 and 14,052,600 shares issued
   and outstanding in 2002 and 2001, respectively ..........          14             14
Additional paid-in capital .................................      53,927         53,645
Accrued other comprehensive loss ...........................      (2,504)          (202)
Accumulated deficit ........................................     (21,827)       (13,250)
                                                               ---------      ---------
          Total stockholders' equity .......................      29,610         40,207
                                                               ---------      ---------
              Total stockholders' equity and liabilities ...   $ 112,395      $ 112,462
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

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         YEARS ENDED
                                                          ------------------------------------------
                                                          DECEMBER 30,   DECEMBER 31,   DECEMBER 25,
                                                              2002           2001           2000
                                                           ---------      ---------      ---------
Revenue ...............................................    $ 220,151      $ 211,823      $ 186,542
                                                           ---------      ---------      ---------
Restaurant operating expenses
  Cost of sales .......................................       61,270         59,139         53,671
  Payroll and benefits ................................       67,603         64,435         55,971
  Depreciation and amortization .......................        7,895          7,845          7,137
  Other operating expenses ............................       65,912         61,285         52,008
  Reduction of disputed liabilities ...................           --             --         (1,591)
                                                           ---------      ---------      ---------
      Total restaurant operating expenses .............      202,680        192,704        167,196
                                                           ---------      ---------      ---------
Income from restaurant operations .....................       17,471         19,119         19,346

Other operating expense and income:
  Amortization of intangible assets ...................          461          1,831          1,349
  General and administrative expenses .................        8,946          8,105          7,868
  Pre-opening expenses ................................        1,619          1,417          1,370
  New manager training expenses .......................        1,820          1,676          1,914
  Impairment charges and other ........................        7,943          3,453            (92)
  Management fee income ...............................           --           (432)          (611)
                                                           ---------      ---------      ---------
Operating income (loss) ...............................       (3,318)         3,069          7,548

  Non-operating gain ..................................           --             --            (11)
  Interest expense and other, net .....................        3,950          3,825          3,631
                                                           ---------      ---------      ---------

Net income (loss) before income taxes .................       (7,268)          (756)         3,928
  Income tax expense (benefit) ........................        1,309           (645)           250
                                                           ---------      ---------      ---------
    Net income (loss) .................................    $  (8,577)     $    (111)     $   3,678
                                                           =========      =========      =========
Basic earnings per share:
    Net income (loss) .................................    $   (0.61)     $   (0.01)     $    0.34
                                                           =========      =========      =========
Diluted earnings per share:
    Net income (loss) .................................    $   (0.61)     $   (0.01)     $    0.33
                                                           =========      =========      =========
    Weighted average number of shares outstanding:
      Basic ...........................................       14,105         14,048         10,944
                                                           =========      =========      =========
      Diluted .........................................       14,105         14,048         11,117
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

                                                   COMMON STOCK                                        ACCUMULATED
                                               --------------------      ADDITIONAL                       OTHER
                                                             PAR          PAID-IN      ACCUMULATED    COMPREHENSIVE
                                                SHARES      VALUE         CAPITAL        DEFICIT           LOSS           TOTAL
                                               --------    --------       --------       --------        --------        --------
BALANCES, December 27, 1999 ................     10,026    $     10       $ 44,190       $(16,817)       $     --        $ 27,383
  Shares issued in connection with rights
    offering (net) .........................      4,012           4          9,421             --              --           9,425
  Shares issued to employees ...............          7          --             13             --              --              13
  Net income ...............................         --          --             --          3,678              --           3,678
                                               --------    --------       --------       --------        --------        --------
BALANCES, December 25, 2000 ................     14,045          14         53,624        (13,139)             --          40,499
                                               --------    --------       --------       --------        --------        --------
  Shares issued in connection with
    options exercised (net) ................          7          --             21             --              --              21
  Shares issued to employees ...............          1          --             --             --              --              --
  Comprehensive income (loss):
    Unrealized loss on hedging contract, net
      of $135 tax benefit ..................         --          --             --             --            (202)           (202)
    Net loss ...............................         --          --             --           (111)             --            (111)
                                               --------    --------       --------       --------        --------        --------
  Comprehensive loss:                                                                                                        (313)
                                                                                                                         --------

BALANCES, December 31, 2001 ................     14,053    $     14       $ 53,645       $(13,250)       $   (202)       $ 40,207
  Shares issued in connection with .........
    options exercised (net) ................         89          --            282             --              --             282
  Comprehensive income (loss):
    Unrealized loss on hedging contract ....         --          --             --             --          (2,302)         (2,302)

    Net loss ...............................         --          --             --         (8,577)             --          (8,577)
                                               --------    --------       --------       --------        --------        --------
  Comprehensive loss:                                                                                                     (10,879)
                                                                                                                         --------
BALANCES, December 30, 2002 ................     14,142    $     14       $ 53,927       $(21,827)       $ (2,504)       $ 29,610
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

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             YEARS ENDED
                                                               ----------------------------------------
                                                               DECEMBER 30,  DECEMBER 31,  DECEMBER 25,
                                                                   2002          2001          2000
                                                               ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ........................................    $ (8,577)     $   (111)     $  3,678
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
      Depreciation and amortization .........................       8,356         9,676         8,486
      Gain on sale of assets ................................          --            --          (289)
      Impairment charges and other ..........................       5,674         3,453           (92)
      Deferred income taxes .................................       1,650        (1,048)          250
      Extraordinary loss from debt extinguishments ..........          --            --            16
   Changes in assets and liabilities:
      Accounts receivable ...................................         686         1,994        (2,829)
      Inventories ...........................................        (416)         (792)         (171)
      Prepaid expenses ......................................        (849)         (511)         (123)
      Other assets, net .....................................        (300)         (580)         (664)
      Accounts payable ......................................         737        (1,892)       (4,805)
      Other accrued liabilities .............................       2,234         2,340           367
                                                                 --------      --------      --------
         Cash provided by operating activities ..............       9,195        12,529         3,824
                                                                 --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net additions to property and equipment ..................     (18,548)      (14,013)      (18,103)
   Cash paid to acquire franchise rights and goodwill .......         (30)         (330)      (12,139)
   Cash received from the sale of assets ....................          --         2,851         5,432
                                                                 --------      --------      --------
         Cash used by investing activities ..................     (18,578)      (11,492)      (24,810)
                                                                 --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock .......................          --            --         9,541
   Financing and offering costs paid ........................          --            --          (103)
   Proceeds received from the exercise of stock options .....         282            21            --
   Long-term debt borrowings ................................       9,465         6,583        16,442
   Principal payments on long-term debt .....................      (4,209)       (2,740)       (3,384)
                                                                 --------      --------      --------
         Cash provided by financing activities ..............       5,538         3,864        22,496
                                                                 --------      --------      --------
NET CHANGE IN CASH AND CASH EQUIVALENTS .....................      (3,845)        4,901         1,510

CASH AND CASH EQUIVALENTS, BEGINNING ........................       9,466         4,565         3,055
                                                                 --------      --------      --------
CASH AND CASH EQUIVALENTS, ENDING ...........................    $  5,621      $  9,466      $  4,565
                                                                 ========      ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid during the year for interest ...................    $  4,139      $  4,259      $  4,163
                                                                 ========      ========      ========
   Cash paid during the year for income taxes ...............    $    118      $  1,408      $    539
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

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Main Street and Main Incorporated (the "Company") is a Delaware corporation engaged in the business of acquiring, developing, and operating restaurants. The Company currently owns 56 T.G.I. Friday's restaurants and operates four T.G.I. Friday's restaurants under a management agreement. The Company also owns and
operates  eight  Bamboo  Clubs,  five  Redfish,   and  one  Alice   Cooper'stown
restaurant.

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

     USE OF ESTIMATES

     The  preparation of  consolidated  financial  statements in conformity with accounting principles generally accepted in the United States requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

     We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require management's most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to our operations. These critical accounting policies relate to the valuation and amortizable lives of long-lived assets, goodwill, and to other identifiable intangible assets, valuation of deferred tax assets, and reserves related to self-insurance for workers compensation and general liability:

     (1) We periodically perform asset impairment analysis of long-lived assets related to our restaurant locations, goodwill, and other identifiable intangible assets. We perform these tests whenever we experience a "triggering" event, such as a decision to close a location or major change in the locations operating environment, or other event that might impact our ability to recover our asset investment. Also, we have a policy of reviewing the financial operations of its restaurant locations on at least a quarterly basis. Locations that are not meeting expectations are identified and continue to be watched closely throughout the year. Primarily in the fourth quarter, actual results are reviewed and budgets for the ensuing year are analyzed. If we deem that a locations results will continue to be below expectations, alternatives for its continued operation are considered. At this time, we perform an asset impairment test, if it is determined that the asset's fair value is less than book and we will be unable to recover the value through operations, an impairment charge is recorded. Upon an event such as a formal decision for abandonment (restaurant closure), the Company may record additional impairment of assets, including an allocation of goodwill. Any carryover basis of assets is depreciated over the respective remaining useful lives.

     (2) Periodically, we record (or reduce) the valuation allowance against our deferred tax assets to the amount that is more likely than not to be realized based upon recent past financial performance, tax reporting positions and expectations of future taxable income.

     (3) We use an actuarial based methodology utilizing our historical experience factors to periodically adjust self-insurance reserves for workers compensation and general liability claims and settlements. These estimates are adjusted based upon annual information received in July of each year in connection with policy renewals. Estimated costs for the following year are

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

accrued on a monthly basis and progress against this estimate is reevaluated based upon actual claim data each quarter.

     (4) We use the method of accounting for employee stock options under APB Opinion 25 and have adopted the pro forma disclosure provisions of SFAS No. 123, which require disclosure of the impact of using the fair value at date of grant method of recording stock-based employee compensation.

     We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

     During 2002, we adopted the provisions of SFAS No. 142 which eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill impairment, at least annually, based on the fair value of the reporting unit. As of the date of adoption, January 2002, we had unamortized goodwill of $25,149,000 that is subject to the transition provisions of SFAS Nos.141 and 142. Accumulated amortization related to goodwill is $5,914,000 as of the date of adoption. During 2002, we wrote off $1,160,000 of allocated goodwill associated with one closed location (Kansas City, Missouri) and two impaired locations (Palm Desert, California and Citrus Heights, California). After this goodwill write off, at December 30, 2002, we performed a valuation in accordance with SFAS No.142 for the purpose of determining the amount of goodwill impairment. Based on the results of the valuation, no additional impairment was required. Additionally, during 2002, we reclassified $994,000 of goodwill to franchise area goodwill which is classified as an intangible asset that requires amortization under SFAS No.142. Franchise area goodwill represents the estimated value the company paid to acquire the franchise rights to develop restaurants in certain locations, at the date of original purchase. As a result of these transactions, net goodwill was $22,995,000 at the end of 2002.

     During 2002, we adopted SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that Statement. In 2002, we recognized asset impairments of $4,454,000 on under-performing properties.

     In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. This Statement rescinds the requirement to report gains and losses from extinguishment of debt as an extraordinary item. Additionally, this statement amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of this statement relating to Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. We adopted FASB No. 145 related to Statement No. 4 for year ended December 30, 2002, the implementation of this statement did not have a material effect on our financial statements. The adoption of SFAS No. 145 related to Statement No. 13 had no effect on our financial statements for the year ended December 30, 2002.

     In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". For purposes of this Statement, an exit activity includes, but is not limited to, a restructuring as that term is defined in IAS 37, "Provisions, Contingent Liabilities, and Contingent Assets". The Statement is effective for exit or disposal activities initiated after December 31, 2002. If we have restructuring activities in the future, we will adopt SFAS No. 146.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE. This statement amends prior statements to provide alternative methods of transition for an entity that voluntarily changes to fair value based method of accounting for stock based employee compensation. We did not adopt the cost recognition method of recording stock-based employee compensation under SFAS No. 123 (which adoption was and remains optional), however, we provide the pro forma disclosures in notes to our annual financial statements as if we had adopted the cost recognition method under SFAS 123. We will adopt the new required disclosures about those effects in future interim financial information.

     In June 2001, FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS TO OTHERS, AN INTERPRETATION OF FASB STATEMENTS NO. 5, 57 AND 107 AND A RESCISSION OF FASB INTERPRETATION NO. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

     In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

2.   SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

     The consolidated financial statements reflect the application of the following accounting policies:

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include funds on hand, short-term money market investments, and certificate of deposit accounts with original maturities of 90 days or less.

     REVENUE RECOGNITION

     The  Company's   principal  source  of  revenue  is  from  customer  dining transactions. Revenue is recognized at the time the meal is paid for by the customer, in the form of cash or credit card.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     DEFERRED GAINS

     Deferred gains on sale-leaseback transactions are accreted to income as a reduction of rent expense over the related lease terms in accordance with Statement of Financial Accounting Standards ("SFAS") No. 98, ACCOUNTING FOR LEASES.

     MANAGEMENT FEE INCOME

     The Company earns management fees on restaurants operated under contracts with a single owner. The management fees are based upon a percentage of adjusted revenues in accordance with the respective management agreements for each restaurant. During 2002, two restaurants were closed by the owner (San Francisco, California and El Paso, Texas), terminating the management agreements for those restaurants and reducing the number of restaurants operated under management agreements to four. Management fee income has not been recorded by the Company since September 2001 as a result of not meeting the cash flow provisions pursuant to the management agreement.

     INVENTORIES

     Inventories consist primarily of food, beverages, and supplies and are stated at the lower of cost, determined on a first-in, first-out basis (FIFO), or net realizable value.

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

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives, while leaseholds are amortized over the shorter of 20 years or the lease term including option periods, which have economic penalties, and consist of the following (in thousands):

                                                             USEFUL LIVES
                                                                (YEARS)       DECEMBER 30, 2002     DECEMBER 31, 2001
                                                             ------------     -----------------     -----------------
Land ....................................................          --             $     534             $     534
Land held for sale ......................................          --                 1,203                    --
Building and leasehold improvements .....................        5-20                58,599                53,650
Kitchen equipment .......................................        5-7                 22,913                21,591
Restaurant equipment ....................................        5-10                10,183                 9,094
Smallwares and decor ....................................        5-10                 7,677                 7,557
Office equipment, software, and furniture ...............        5-7                  6,445                 4,711
                                                                                  ---------             ---------
                                                                                    107,554                97,137

Less: Accumulated depreciation and amortization .........                           (39,854)              (33,277)
                                                                                  ---------             ---------
                                                                                     67,700                63,860

Construction in progress ................................                             3,565                 1,362
                                                                                  ---------             ---------
   Total ................................................                         $  71,265             $  65,222
                                                                                  =========             =========

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Depreciation expense was $8,038,000 for 2002, $7,912,000 for 2001, and $7,087,000 for 2000.

     Construction in progress (CIP) represents costs incurred by the Company during the development of future restaurant sites for fixtures and building improvements. As a result of lease cancellations of not yet built Bamboo Club locations (Fairfax, Virginia, San Antonio, Texas, and Fort Worth Texas), we wrote off Construction in progress costs of $415,000.

     FRANCHISE FEES

     Franchise fees represent the value assigned to the franchise agreements in the regions acquired and to the licenses to operate the restaurants. These agreements provide for an initial term of 20 to 30 years, with two renewal terms of 10 years each. Franchise area goodwill represents goodwill allocated to the geographic area for developing T.G.I. Friday's purchased and it qualifies as an intangible asset with a determinable life. These costs are being amortized on a straight-line basis over the life of the agreement and consist of the following (in thousands):

                                           AMORTIZATION
                                              PERIOD
                                              (YEARS)     DECEMBER 30, 2002   DECEMBER 31, 2001
                                           ------------   -----------------   -----------------
Franchise area goodwill ................        20            $   994             $   994
Franchise fees and license costs .......      20-30             3,173               3,163
Less:  Accumulated amortization ........                       (1,035)               (861)
                                                              -------             -------
   Total ...............................                      $ 3,132             $ 3,296
                                                              =======             =======

     GOODWILL

     The Company has recorded significant goodwill in conjunction with major acquisitions. During 2002, the Company adopted FASB Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 142 eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill impairment, at least annually, based on the fair value of the reporting unit. Effective January 1, 2002 the Company discontinued amortizing goodwill.

     The following table presents reported net loss and loss per share exclusive of goodwill amortization expense for the years ended December 30, 2002, December 31, 2001 and December 25, 2000 (in thousands):

                                                  2002        2001        2000
                                                --------    --------    --------
Reported net income (loss)                      $ (8,577)   $   (111)   $  3,678
  Add back goodwill amortization                      --       1,455       1,019
                                                --------    --------    --------
    Adjusted net income (loss)                  $ (8,577)   $  1,344    $  4,697
                                                ========    ========    ========

Basic Income (loss) Per Share:
  Reported net income (loss) per common share   $  (0.61)   $  (0.01)   $   0.34
  Add back goodwill amortization                      --        0.11        0.09
                                                --------    --------    --------
    Adjusted net income (loss) per share        $  (0.61)   $   0.10    $   0.43
                                                ========    ========    ========
Diluted Income (loss) Per Share:
  Reported net income (loss) per common share   $  (0.61)   $  (0.01)   $   0.33
  Add back goodwill amortization                      --        0.11        0.09
                                                --------    --------    --------
    Adjusted net income (loss) per share        $  (0.61)   $   0.10    $   0.42
                                                ========    ========    ========

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During 2002 we wrote off goodwill related to closing one T.G.I. Friday's location (Kansas City, MO) and impairing two other under-performing locations (Palm Desert, California and Citrus Heights, California) in anticipation of closing these locations in 2003 when their leases expire.

GOODWILL ALLOCATED TO AREAS                               DECEMBER 30, 2002   DECEMBER 31, 2001
                                                          -----------------   -----------------
Acquisition of California T.G.I. Friday's .............        $10,750             $11,991
Acquisition of Midwest and Arizona T.G.I. Friday's ....          1,495               1,414
Acquisition of Redfish ................................            450                 450
Acquisition of Bamboo Club ............................         10,300              10,300
                                                               -------             -------
         Total ........................................        $22,995             $24,155
                                                               =======             =======

     OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following (in thousands):

                                                          DECEMBER 30, 2002   DECEMBER 31, 2001
                                                          -----------------   -----------------
         Accrued payroll...............................        $ 3,736             $ 2,264
         Accrued property and sales tax................          1,912               1,763
         Accrued insurance.............................          1,415               2,616
         Accrued rent..................................          3,142               2,120
         Gift certificate liability....................          1,249                 951
         Other accrued liabilities.....................          4,553               3,745
                                                               -------             -------
                  Total................................        $16,007             $13,459
                                                               =======             =======

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

     EARNINGS (LOSS) PER SHARE

     Basic  earnings  (loss) per share ("EPS") is computed by dividing  earnings
(loss) available to stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to stock or resulted in the issuance of stock or resulted in the issuance of stock that then shared in the earnings or losses of the Company. The assumed exercise of outstanding stock options and warrants has been excluded from the calculations of diluted net loss per share as their effect is antidilutive.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The Company has calculated earnings per share ("EPS") in accordance with SFAS No. 128, "EARNINGS PER SHARE." The following table sets forth basic and diluted EPS computations for the years ended December 30, 2002, December 31, 2001, and December 25, 2000 (in thousands, except per share amounts):

                                            2002                             2001                            2000
                               -----------------------------    ----------------------------    ----------------------------
                                                       PER                             PER                             PER
                                 NET                  SHARE       NET                 SHARE       NET                 SHARE
                                 LOSS      SHARES     AMOUNT    INCOME      SHARES    AMOUNT    INCOME      SHARES    AMOUNT
                               -------    -------    -------    -------    -------   -------    -------    -------   -------
Basic EPS ..................   $(8,577)    14,105    $ (0.61)   $  (111)    14,048   $ (0.01)   $ 3,678     10,944   $  0.34
Effect of stock options
  and warrants .............        --        594         --         --        533        --         --        173      0.01
Anti-dilutive stock
  options and warrants .....        --       (594)        --         --       (533)       --        --          --        --
                               -------    -------    -------    -------    -------   -------    -------    -------   -------
Diluted EPS ................   $(8,577)    14,105    $ (0.61)   $  (111)    14,048   $ (0.01)   $ 3,678     11,117   $  0.33
                               =======    =======    =======    =======    =======   =======    =======    =======   =======

     SEGMENT REPORTING

     The Company has three operating segments that are managed based on its restaurant concepts, T.G.I. Friday's, Redfish, Bamboo Club and Alice Cooper'stown. SFAS No. 131 allows for aggregation of similar operating segments into a single reportable operating segment if the components are considered similar under certain criteria. As a result of the foregoing, the Company believes that its restaurants meet the criteria supporting aggregation of all restaurants into one reporting unit. Accordingly, the Company has not presented separate financial information for each of its operating segments, as the Company's consolidated financial statements present its one reporting unit.

STOCK-BASED COMPENSATION PLANS

     FASB Statement No.123, ACCOUNTING FOR STOCK-BASED COMPENSATION was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Adoption of FASB Statement No. 123 is optional; however, pro forma disclosures as if the Company had adopted the cost recognition method are required. Had compensation cost for stock options awarded under these plans been determined consistent with FASB Statement No. 123, the Company's net income (loss) and earnings (loss) per share would have reflected the following pro forma amounts:

                                DECEMBER 30,      DECEMBER 31,      DECEMBER 25,
                                   2002              2001              2000
                                 --------          --------          --------
                                   (In Thousands, Except Per Share Amounts)
     Net Income (loss):
         As Reported ........    $ (8,577)         $   (111)         $  3,678
         Pro Forma ..........    $ (9,624)         $   (961)         $  2,736

     Diluted EPS:
         As Reported ........    $  (0.61)         $  (0.01)         $   0.33
         Pro Forma ..........       (0.68)            (0.07)             0.25

     The weighted average fair value at the date of grant for options granted during fiscal 2002, 2001 and 2000 were estimated using the Black-Scholes pricing model with the following assumptions: weighted average risk-free interest rate of 2.73%, 5.22%, and 6.29%; weighted average volatility of 53.72%, 50.00%, and 52.70% and; expected life of 4 years; and weighted average dividend yield of 0.0%.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Details regarding the options outstanding as of December 30, 2002 are as follows:

                                       OUTSTANDING                         EXERCISABLE
                       ------------------------------------------    ----------------------
                                                         WEIGHTED                  WEIGHTED
                                     WEIGHTED AVERAGE     AVERAGE                   AVERAGE
RANGE OF EXERCISE       NUMBER OF       REMAINING        EXERCISE     NUMBER OF    EXERCISE
       PRICE             SHARES      CONTRACTUAL LIFE      PRICE       SHARES        PRICE
-----------------      ----------    ----------------    --------    ----------    --------
  $1.88 - $2.75         1,055,167       4.07 years         $2.27      1,035,722      $2.30
  $3.00 - $3.65         1,678,003       6.73 years         $3.35      1,347,391      $3.30
  $4.00 - $6.01           754,250       8.01 years         $4.66        241,667      $4.71
                       ----------                                    ----------
Total...............    3,487,420                                     2,624,780
                       ==========                                    ==========

     DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company utilizes an interest rate swap agreement to hedge the effects of fluctuations in interest rates related to one of its long-term debt instruments. The interest rate swap agreement meets the criteria for cash flow hedge accounting. Amounts receivable or payable due to settlement of the interest rate swap agreement are recognized as interest expense on a monthly basis. A mark-to-market adjustment is recorded as a component of stockholders' equity, net of taxes, to reflect the fair value of the interest rate swap agreement. The Company discontinues hedge accounting prospectively if it is determined that the derivative is no longer effective.

     In conjunction with the Bank of America development facility, the Company entered into an interest rate swap agreement with Bank of America which fixes the Company's base interest rate at 6.26% per annum on a notional amount of $12,500,000 from July 2002 through June 2014. The swap qualifies as a cash flow hedge in accordance with SFAS No. 133. On a periodic basis, the Company adjusts the fair market value of the swap on the balance sheet and offsets the amount of the change to other comprehensive income. As of December 30, 2002, the fair value of the hedge resulted in a liability of $1,884,919.

     On March 26, 2002, the Company entered into an interest rate swap agreement with Bank of America on a note held by CNL Funding with a remaining unpaid balance of $5,516,000. The interest rate on the note, 9.457%, is the same as the interest rate to be received under the interest rate swap agreement. The swap effectively floats the 9.457% note to a 30-day LIBOR base plus a spread of 4.34% on a notional amount of $5,516,000. On a quarterly basis, the Company adjusts the fair market value of the swap on the balance sheet and offsets the amount of the change to other comprehensive income. As of December 30, 2002, the fair value of the hedge resulted in an asset of $450,114.

     On April 18, 2002, the Company entered into an additional interest rate swap agreement with Bank of America. This swap agreement effectively fixes the Company's interest rate to 5.65% per annum (plus credit spread) on a notional amount of $10,700,000 from May 2002 through May 2012. The swap qualifies as a cash flow hedge in accordance with SFAS No. 133. On a periodic basis, the Company adjusts the fair market value of the swap on the balance sheet and offsets the amount of the change to other comprehensive income. As of December 30, 2002, the fair value of the hedge resulted in a liability of $1,203,299.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

COMPREHENSIVE INCOME (LOSS)                          DECEMBER 30, 2002     DECEMBER 31, 2001
                                                     -----------------     -----------------
Net Income (loss) ................................       $ (8,577)             $   (111)
Other comprehensive income (loss), net of
  taxes of $0 and $135,000  for the periods
  ended December 30, 2002 and December 31, 2001,
  respectively ...................................         (2,302)                 (202)
                                                         --------              --------
Comprehensive income (loss) ......................       $(10,879)             $   (313)
                                                         ========              ========

     RECLASSIFICATIONS

     Certain amounts in 2001 and 2000 have been reclassified to conform to the current year presentation.

     ACCOUNTING FOR LONG-TERM ASSETS AND IMPAIRMENT CHARGES

     Long-lived   assets  are  reviewed  for  impairment   whenever   events  or
circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from an asset to be held and used in operations is less than the carrying value of the asset, an impairment loss must be recognized in the amount of the difference between the carrying value and the fair value of the assets.

     The Company has a policy of reviewing the financial operations of its restaurant locations on at least a quarterly basis. Locations that are not meeting expectations are identified and continue to be watched closely throughout the year. Primarily in the fourth quarter, actual results are reviewed and budgets for the ensuing year are analyzed. If management deems that a locations results will continue to be below expectations, alternatives for its continued operation are considered. At that time, the Company performs asset impairment testing, if it is determined that the fair value of an asset is greater than its carrying value, an impairment charge is recorded. Upon a triggering event such as a formal decision for abandonment (restaurant closure), the Company may record additional impairment of assets, including an allocation of goodwill. Any carryover basis of assets is depreciated over the respective remaining useful lives.

     Fair value of assets is determined primarily on the likelihood of future use of the assets through operations or by the value that could be received for the asset if sold.

     Other charges include write-offs of allocated goodwill, severance, contract termination, professional service costs, and settlement of litigation. During the fourth quarter 2001, the Company recorded an impairment charge of approximately $1,615,000 against its management agreement with CNL for five Northern California locations and the El Paso location. Other charges in 2000 represent the final settlement gain (in excess of book value) the Company received from the City and County of San Francisco, California in connection with condemnation proceedings against a restaurant the Company operated.

     As a result of applying this policy, during fiscal years ended 2002, 2001, and 2000, the Company recognized a loss (gain) on the sale of assets and impairment of certain assets as follows (in thousands):

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                           DECEMBER 30, 2002    DECEMBER 31, 2001    DECEMBER 25, 2000
                                                           -----------------    -----------------    -----------------
IMPAIRMENT CHARGES AND OTHER:
Long-lived asset impairments and other ..............            $4,323               $1,838               $  832
Condemnation settlement (San Francisco, CA) .........                --                   --                 (924)
Write-off of goodwill allocated to closed stores ....             1,160                   --                   --
Lease cancellation charges ..........................             2,060                   --                   --
Impairment of receivables (Mngmt Agreement) .........                --                1,615                   --
Write-down of land (El Paso, Texas) .................               400                   --                   --
                                                                 ------               ------               ------
Total impairment charges and other ..................            $7,943               $3,453               $  (92)
                                                                 ======               ======               ======

     The long-lived asset impairment amount in the table above represents the net book value of the fixed assets which will not be recovered through regular operations, computed on a discounted cash flow basis. This amount in 2002 consists primarily of impairments related to six Fridays locations, three not yet built Bamboo Club locations and one Redfish location.

     REDUCTION OF DISPUTED LIABILITIES

     During the first quarter of 2000, the Company's primary food distributor (Ameriserve) declared bankruptcy. Leading up to the bankruptcy, the Company experienced a reduction in performance by Ameriserve, causing disruption in the Company's operations and an increase in delivery and food costs as the Company searched for alternative sources of supply. The level of service provided by Ameriserve continued to decline subsequent to the bankruptcy. When Ameriserve declared bankruptcy, the Company had open accounts payable due Ameriserve, but also had the right of offset for costs incurred because Ameriserve dissolved its causal dining business. As of December 25, 2000, the Company was in negotiation to resolve the dispute with Ameriserve. A final settlement was reached which reduced the liability due by approximately $1,591,000. This amount was recorded in the fourth quarter of 2000.

     VALUATION RESERVES

     Valuation reserves for the years ended December 30, 2002, December 31, 2001, and December 25, 2000, consist of the following:

                                          BALANCE AT
                                         BEGINNING OF         EXPENSE                           BALANCE AT
                                            PERIOD           RECORDED       PAYMENTS MADE      END OF PERIOD
                                         ------------      ------------     -------------      -------------
RESERVE FOR LEGAL SETTLEMENT LOSSES:
  Year ended December 30, 2002           $     34,000      $    (30,000)     $     (4,000)     $         --
  Year ended December 31, 2001                149,000                --          (115,000)           34,000
  Year ended December 25, 2000              1,153,000            90,000        (1,094,000)          149,000

INSURANCE AND CLAIMS RESERVES:
  Year ended December 30, 2002           $  2,616,300      $  9,629,935      $(10,830,935)        1,415,300
  Year ended December 31, 2001              1,668,700         5,258,539        (4,310,939)        2,616,300
  Year ended December 25, 2000              1,593,800         3,764,600        (3,689,700)        1,668,700

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

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3.   INCOME TAXES

     Income tax expense (benefit) consists of the following (in thousands):

                                                 CURRENT    DEFERRED    TOTAL
                                                 -------    --------   -------
          Year ended December 30, 2002:
             U.S. Federal ................       $  (341)    $ 1,536   $ 1,195
             State and local .............            --         114       114
                                                 -------     -------   -------
                                                 $  (341)    $ 1,650   $ 1,309
                                                 =======     =======   =======
             Year ended December 31, 2001:
             U.S. Federal ................       $   228     $  (913)  $  (685)
             State and local .............           175        (135)       40
                                                 -------     -------   -------
                                                 $   403     $(1,048)  $  (645)
                                                 =======     =======   =======
             Year ended December 25, 2000:
             U.S. Federal ................       $    --     $    --   $    --
             State and local .............            --         250       250
                                                 -------     -------   -------
                                                 $    --     $   250   $   250
                                                 =======     =======   =======

     Deferred income taxes arise due to differences in the treatment of income and expense items for financial reporting and income tax purposes. In the current year, the Company generated a net operating loss. The effect of temporary differences and carryforwards that gave rise to deferred tax balances at December 30, 2002 and December 31, 2001, were as follows (in thousands):

NET DEFERRED TAX ASSETS/(LIABILITIES)                     DECEMBER 30, 2002    DECEMBER 31, 2001
-------------------------------------                     -----------------    -----------------
                                                                      (In Thousands)
Temporary differences:
  Basis differences in investments .....................       $   366              $   652
  Basis differences in depreciable and amortizable
    assets .............................................        (4,942)              (3,944)
  Provision for estimated expenses .....................         3,403                2,301
  Revenue recognition ..................................            50                   63
  Interest rate swap ...................................           921
Tax carryforwards:
  General business and AMT credits .....................         5,791                5,958
  Net operating loss and capital loss carryforwards ....         3,621                2,320
Valuation reserve ......................................        (9,210)              (5,700)
                                                               -------              -------
      Total ............................................       $    --              $ 1,650
                                                               =======              =======

     The net change in the total valuation allowance for the year ended December 30, 2002 is the result of providing a full valuation allowance against all deferred tax assets because of the significant loss in 2002. At December 30 2002, the Company had approximately $7,463,000 federal net operating and tax credit carryforwards to be used to offset future income for federal income tax purposes. These carryforwards expire in the years 2003 to 2020.

     Management believes that its ability to utilize its net operating loss carryforwards and certain of its general business and AMT credits to offset future taxable income within the carryforward periods under existing tax laws and regulations is subject to future profitability. However, because the Company has suffered significant net losses in the last two years it has concluded that a 100% valuation allowance against its net deferred tax assets is warranted. Reconciliations of the federal income tax rate to the Company's effective tax rate were as follows:

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                        DECEMBER 30, 2002   DECEMBER 31, 2001   DECEMBER 25, 2000
                                        -----------------   -----------------   -----------------
Statutory federal rate ...............         (34.0)%             (34.0)%              34.0%
State taxes, net of federal benefit ..           1.2                51.4                 6.0
Nondeductible expenses ...............          0.23                 4.4                 0.4
Benefit of FICA credit ...............            --                  --               (17.5)
Expiration of Capital loss                      13.3
Change in valuation allowance ........          37.2              (107.1)              (16.5)
                                             -------             -------             -------
                                                18.0%              (85.3)%               6.4%
                                             =======             =======             =======

     At December 30, 2002 and December 31,  2001,  $1,216,000,  and  $1,072,000,
respectively, of estimated income tax payments are included in prepaid expenses. As a result of our significant loss in 2002, we have submitted an application of quick refund to the Internal Revenue Service for approximately $850,000.

4.   LINE OF CREDIT

     During the quarter ended September 21, 2001, we renewed our $5 million operating line at 1.125% over prime. The line of credit matured on July 15, 2002 and was renewed with similar terms in October 2002. No amounts were outstanding under this line in 2001 or 2002. The renewal agreement contained financial covenants which limit the amount of total debt we can borrow. At December 30, 2002, we violated one of the financial covenants and were unable to borrow on the line. As a result of the financial restrictions placed by the financial covenants of this agreement, we cancelled this agreement in March 2003.

5.   LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                          INTEREST RATES         ANNUAL
                                            MATURITY    AS OF DECEMBER 30,     PRINCIPAL      DECEMBER 30,    DECEMBER 31,
                                             DATES             2002             PAYMENTS          2002            2001
                                             -----      ------------------      --------      ------------    ------------
CNL Term Loan II, secured by assets of
  16 T.G.I Friday's Restaurants .........    2012         9.457% and the        $  1,004        $ 16,535        $ 17,539
                                                         one month LIBOR
                                                          rate plus 320
                                                           basis points
Bank of America..........................    2013             3.75%                  252          15,738           6,525
Merrill Lynch............................   2007-15           3.96%                  440           5,485           5,925
FFCA.....................................   2002-16           10.5%                  174              32             985
GE Capital...............................   2002-14           4.81%                  288           2,774           3,442
FMAC.....................................   2010-15        7.64%-11.0%               891          14,936          15,828
                                                                                --------        --------        --------
    Total................................                                       $  3,049          55,500          50,244
Less current portion.....................                                       ========          (3,502)         (3,012)
                                                                                                --------        --------
    Total................................                                                       $ 51,998        $ 47,232
                                                                                                ========        ========

     As of September 30, 2002, we had fully utilized our $15,000,000 development facility with Bank of America to finance construction or refinance T.G.I. Friday's restaurants.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     In October 2002, we secured a $15 million financing commitment through GE Franchise Finance. The terms include $6 million for financing of equipment and leasehold improvements for the seven Bamboo Clubs already open and approximately $9 million for new Bamboo Club development. At December 30, 2002 there were no borrowings outstanding under this commitment.

     In July 2002, we amended our Bank of America development facility to provide for an additional $1,000,000 in financing. During 2002, we borrowed an additional $9,465,000 to fund construction on two locations (T.G.I. Friday's San Tan, Chandler, Arizona and Porter Ranch, California) and to refinance two existing locations (T.G. I. Friday's Cerritos, California and Oxnard, California) for which we paid off higher rate debt. By September 30, 2002, we had fully utilized our development facility with Bank of America.

     All of our loan agreements contain various financial covenants that are generally measured at the end of each quarter. At December 30, 2002, we met all of the financial covenants for all debt agreements.

     All long-term debt is secured by certain assets of various restaurant locations.

     Maturities of long-term debt, giving effect to the borrowings discussed above, were as follows at December 30, 2002 (in thousands):

          2003.......................................       $   3,502
          2004.......................................           3,792
          2005.......................................           4,168
          2006.......................................           4,412
          2007.......................................           4,738
          Thereafter.................................          34,888
                                                            ---------
               Total.................................       $  55,500
                                                            =========

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

     The exercise price of all incentive stock options granted under the 2002 Plan must be at least equal to the fair market value of such shares as of the date of grant or, in the case of incentive stock options granted to the holder of 10% or more of the Company's Common Stock, at least 110% of the fair market value of such shares on the date of grant. The plan administrator (currently the Board of Directors) shall set the term of each stock option, but no incentive stock option shall be exercisable more than 10 years after the date such option is granted. The Company also has granted options under the 1990, 1995, and 1999 Incentive Stock option Plans, all of which contain similar terms to the 2002 Incentive Stock Option Plan.

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

     The Company is also authorized to issue or has outstanding options under all of its unexpired stock option plans. In addition, the Company's Board of Directors approved the issuance of 50,000 non-statutory stock options to one of the Company's officers during 2000 and 150,000 non-statutory stock options to one of the Company's officers in 2001.

     A summary of the status of the Company's stock option plans at December 30, 2002, December 31, 2001, and December 25, 2000 and changes during the years then ended is presented in the table and narrative below:

                                                 2002                         2001                         2000
                                       ------------------------     ------------------------     ------------------------
                                                      WTD. AVG.                    WTD. AVG.                    WTD. AVG.
                                         SHARES         PRICE         SHARES         PRICE         SHARES         PRICE
                                       ----------     ---------     ----------     ---------     ----------     ---------
Options outstanding at beginning
  of period ....................        3,234,497      $ 3.14        2,733,000      $ 3.05        2,439,000      $ 3.22
Granted ........................          444,250        2.87          644,000        3.79          473,000        3.38
Exercised ......................         (117,664)       3.26           (6,999)       3.02               --          --
Cancelled ......................          (73,663)       3.43         (135,504)       3.47         (179,000)       2.88
                                       ----------                   ----------                   ----------
Options outstanding at end
  of period ....................        3,487,420        3.30        3,234,497        3.14        2,733,000        3.05
                                       ==========                   ==========                   ==========

Exercisable at end of period ...        2,624,780        3.03        2,112,332        2.96        1,859,333        2.91
                                       ==========                   ==========                   ==========
Weighted average fair value of
  options granted ..............                       $ 3.04                       $ 2.56                       $ 1.52
                                                       ======                       ======                       ======

     COMMON STOCK WARRANTS

     As of December 30, 2002 and December 31, 2001, the Company had 231,277 outstanding warrants to acquire its common stock with its lenders in connection with the issuances of previously paid off debt. The warrants are exercisable at $9.08 per share and expire in March 2004.

7.   COMMITMENTS AND CONTINGENCIES

     DEVELOPMENT AGREEMENTS

     The Company is obligated under separate development agreements with Carlson Restaurants Worldwide to open 5 new T.G.I. Friday's restaurants through 2003. The development agreements give Carlson Restaurants Worldwide certain remedies in the event the Company fails to timely comply with the development agreements, including the right, under certain circumstances, to reduce the number of restaurants the Company may develop in related franchised territory or to terminate the Company's exclusive rights to develop restaurants in the related franchised territory. The Company's development territories include Arizona, Nevada, New Mexico, California, and the Kansas City and El Paso metropolitan areas. The Company currently has one T.G.I. Friday's restaurant under construction and does not anticipate building any additional T.G.I. Friday's during 2003. With regard to the development agreements, the Company, based on past history, expects to receive the appropriate waivers from Carlson Restaurants Worldwide.

     FRANCHISE, LICENSE, AND MARKETING AGREEMENTS

     In accordance with the terms of the T.G.I. Friday's restaurant franchise agreements, the Company is required to pay franchise fees of $50,000 for each restaurant opened. The Company also is required to pay a royalty of up to 4% of gross sales. Royalty expense was approximately $7,476,000, $7,444,000, and $6,656,000, under these agreements during 2002, 2001, and 2000, respectively. In addition, the Company could be required to spend up to 4% of gross sales on

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

marketing.   Marketing  expense  for  T.G.I.   Friday's  locations  under  these
agreements were approximately $5,250,000, $4,772,000, and $4,163,000, during 2002, 2001, and 2000, respectively.

     OPERATING LEASES

     The Company leases land and restaurant facilities under operating leases having terms expiring at various dates through January 2020. The restaurant leases have from two to three renewal clauses of five years each at the option of the Company, and have provisions for contingent rentals based upon a percentage of gross sales. The Company's minimum future lease payments as of December 30, 2002, were as follows (in thousands):

          2003.......................................       $  11,499
          2004.......................................          10,835
          2005.......................................          10,230
          2006.......................................           9,708
          2007.......................................           9,227
          Thereafter.................................          77,722
                                                            ---------
               Total.................................       $ 129,221
                                                            =========

     Rent expense during 2002, 2001, and 2000 was approximately $11,950,000, $10,836,000, and $8,662,000, respectively. In addition, the Company paid contingent rentals of $1,061,000, $1,060,000, and $957,000 during 2002, 2001, and 2000, respectively. The difference between rent expense and rent paid is included in other liabilities and deferred credits in the accompanying consolidated balance sheets.

     SALE-LEASEBACK TRANSACTIONS

     Historically, the Company has entered into sale-leaseback transactions in order to provide further funds for development activities. There were no sale-leaseback transactions in 2002. During the first quarter of fiscal 2001, the Company completed three sale-leaseback transactions with regard to the buildings, fixtures, and improvements at two restaurant sites whereby the Company leased back the restaurant sites under operating leases over a twenty-year period under terms similar to those in the preceding paragraph. The Company received proceeds of approximately $4,993,000. The transactions resulted in a deferred loss of approximately $41,000, which will be accreted to income as a reduction of rent over the twenty-year lease terms. Pursuant to the lease agreements, annual base rent was approximately $833,000 as of December 30, 2002, with 10% increases in base rent occurring in 2005, 2010, and 2015. In addition, the Company may be required to pay percentage rent if revenue levels reach certain break points. In 2002 and 2001, no percentage rent was required for these locations.

     During fiscal 2000, the Company completed five sale-leaseback transactions at an aggregate selling price of $14,494,000. The transactions resulted in a deferred gain of approximately $1,009,000, which will be accreted to income as a reduction of rent expense over the twenty-year lease terms. Pursuant to the lease agreements, annual base rent equals approximately $1,449,000 as of December 30, 2002, with 10% increases in base rent occurring in 2005, 2010, and 2015. In addition, the Company may be required to pay percentage rent if revenue levels reach certain break points. In 2002, 2001 and 2000, no percentage rent was required for these locations.

     CONTINGENCIES

     In the normal course of business, the Company is named as a defendant in various claims and litigation matters. From time to time, we are subject to routine contract, negligence, employment related, and other litigation in the ordinary course of business. In January 2002, we were served with a lawsuit filed on behalf of a current employee, seeking damages, under California law, for both missed breaks and missed meal breaks the employee alleges she did not receive. This lawsuit seeks to establish a class action relating to our California operations. We intend to vigorously defend this lawsuit, both on the merits of the employee's case and the issues relating to class action status.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other than the preceding, we are not subject to any pending litigation that we believe will have a material adverse effect on our business or financial condition, results of operations or liquidity.

     The Company is also subject, from time to time, to audit by various taxing authorities reviewing the Company's income, property, sales, use, and payroll taxes. Management believes that any finding from such audits will not have a material impact on its financial position, results of operations, or liquidity.

8.   BENEFIT PLANS

     The Company maintains a 401(k) Savings Plan for all of its employees. The Company currently matches 50% of the participants' contributions for the first 4% of the participants' compensation. Contributions by the Company were approximately $257,000, $ 248,000, and $174,000 during 2002, 2001, and 2000, respectively.

9.   RELATED PARTY TRANSACTIONS

     In December 1993, the Company entered into a five-year lease agreement for corporate office space with an entity controlled by Steven Sherman, who served as a director of the Company until February 2000. During 1998 the lease was amended to extend the original term through January 31, 2004. Approximately $315,000, $253,000, and $224,000, were paid in rent for this leased space during 2002, 2001, and 2000, respectively. In addition, a new lease was entered into with the same entity in 2002 wherein the Company leased additional office space with a 10- year term commencing on April 1, 2002.

     The Company is under contract to manage four restaurants with an unrelated party. The Company is obligated to provide restaurant management to the operations. The Company receives a management fee for these services if certain cash flow provisions are met. The fees totaled $432,000 and $611,000 in each of fiscal years 2001 and 2000, respectively. Management fee income has not been earned or recorded by the Company since the end of the first quarter of 2001 as a result of not meeting the cash flow provisions pursuant to the management agreement. At December 31, 2001, the Company recorded an impairment charge against the management agreement of $1,615,000. The Company had receivables of approximately $471,000 and $1,167,000 as of December 30, 2002 and December 31, 2001, respectively, related to the funding of operations.

10.  SUBSEQUENT EVENT

     In January 2003, we entered into a 10-year lease renewal and modification agreement for our corporate offices. This agreement increased the size of the existing space, allowing us to combine our three office locations into one contiguous space. This will result in a reduction in total space leased and a reduction in annual rent expense. We believe that the leased space is adequate for our current and reasonably anticipated future needs.