Form 10-K/A
period 2002-12-30
MAIN STREET & MAIN INC
filed 2003-05-07
CIK 847466

THE FOLLOWING ITEMS WERE THE SUBJECT OF A FORM 12B-25
                              AND ARE INCLUDED HEREIN: ITEMS 10, 11, 12, AND 13.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 30, 2002      Commission File Number: 0-18668


                        MAIN STREET AND MAIN INCORPORATED
             (Exact name of registrant as specified in its charter)


                DELAWARE                                         11-2948370
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

         5050 NORTH 40TH STREET                                     85018
       SUITE 200, PHOENIX, ARIZONA                               (Zip Code)
(Address of principal executive offices)


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

At July 1, 2002, there were outstanding 14,129,928 shares of the registrant's common stock, $.001 par value. The aggregate market value of common stock held by nonaffiliates of the registrant (8,378,678 shares) based on the closing sale price of the common stock as reported on the Nasdaq National Market on July 1, 2002, ($6.22 per share) was $52,115,377.16. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

Documents incorporated by reference: None

                        MAIN STREET AND MAIN INCORPORATED

                           FORM 10-K/A AMENDMENT NO. 1

                       FISCAL YEAR ENDED DECEMBER 30, 2002


                                EXPLANATORY NOTE


This Amendment No. 1 to the Annual Report on Form 10-K of Main Street and Main Incorporated (the "Company") amends the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, originally filed on March 31, 2003 (the "Original Filing"). The Company is refiling a portion of Part III to include the information required by Items 10, 11, 12 and 13 to Part III because the Company's proxy statement will not be filed within 120 days of the end of the Company's fiscal year ended December 31, 2002. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing. The filing of this Form 10-K/A is not a representation that any statements contained in items of Form 10-K other than Part III Items 10, 11, 12, and 13 are true or complete as of any date subsequent to the date of the Original Filing.

                                TABLE OF CONTENTS

PART III
     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........   1
     ITEM 11.  EXECUTIVE COMPENSATION.......................................   3
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................  12
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............  13

SIGNATURES      ............................................................  14

CERTIFICATIONS  ............................................................  15

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding each of the directors and executive officers of our company:

NAME                            AGE     POSITIONS AND OFFICES PRESENTLY HELD WITH THE COMPANY
----                            ---     -----------------------------------------------------
John F. Antioco(2)(3).......    53      Chairman of the Board
Bart A. Brown, Jr...........    71      Chief Executive Officer and Director
William G. Shrader..........    55      President, Chief Operating Officer, and Director
Michael Garnreiter..........    51      Executive Vice President, Treasurer, and Chief
                                          Financial Officer
Jeff Smit...................    44      Senior Vice President - Restaurant Operations
Michael J. Herron...........    62      General Counsel and Secretary
Matthew J. Wickesberg.......    28      Vice President - Financial Planning and Analysis
Stephanie Barbini...........    33      Vice President - Human Resources and Training
Jane Evans(1)(3)............    58      Director
John C. Metz(1)(2)..........    63      Director
Debra Bloy..................    48      Director
Wanda Williams(1)(2)(3).....    56      Director
Kenda B. Gonzales(1)........    45      Director

(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.
(3)  Member of the Nominating Committee.

     JOHN F. ANTIOCO has served as Chairman of the board of directors since August 9, 1996, and as a director of our company since January 8, 1996. Mr. Antioco has served as the Chairman of the Board and Chief Executive Officer of Blockbuster Entertainment Inc. since July 1997. Mr. Antioco served as President and Chief Executive Officer of Taco Bell Corp from October 1996 to July 1997; as the Chairman of The Circle K Corporation from August 1995 until May 1996; and as President and Chief Executive Officer of Circle K from July 1993 until May 1996. Mr. Antioco joined Circle K as Chief Operating Officer in September 1991. Mr. Antioco was Chief Operating Officer of Pearle Vision Centers, Inc. from June 1990 to August 1991. From 1970 to 1990, Mr. Antioco held various positions with The Southland Corporation.

     BART A. BROWN, JR. has served as the Chief Executive Officer and as a director of our company since December 1996. Mr. Brown served as our President from December of 1996 to June 2001. Mr. Brown was affiliated with Investcorp International, N.A., an international investment banking firm, from April 1996 until December 1996. Mr. Brown served as the Chairman and Chief Executive Officer of Color Tile, Inc. at the request of Investcorp International, Inc., which owned all of that company's common stock, from September 1995 until March 1996. In January 1996, Color Tile filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Mr. Brown served as Chairman of the Board of The Circle K Corporation from June 1990, shortly after that company filed for reorganization under Chapter 11 of the United States Bankruptcy Code, until September 1995. From September 1994 until September 1996, Mr. Brown served as the Chairman and Chief Executive Officer of Spreckels Industries, Inc. Mr. Brown engaged in the private practice of law from 1963 through 1990 after seven years of employment with the Internal Revenue Service.

     WILLIAM G. (BILL) SHRADER has served as our President since June 2001 and as our Chief Operating Officer and a director of our company since March 1999. Mr. Shrader served as Executive Vice President of our company from March 1999 until June 2001. Prior to joining our Company, Mr. Shrader was Senior Vice President of Marketing for Tosco Marketing Company, a refiner and marketer of petroleum products, from February 1997 to March 1999. From August 1992 to February 1997, Mr. Shrader served in several capacities at Circle K Stores, Inc., including President of the Arizona Region, President of the Petroleum Products/Services Division, Vice President of Gasoline Operations, and Vice President of Gasoline Marketing. Mr. Shrader began his career in 1976 at The Southland Corporation and departed in 1992 as National Director of Gasoline Marketing.

     MICHAEL GARNREITER has served as our Executive Vice President, Treasurer, and Chief Financial Officer since April 2002. Prior to joining our company, Mr. Garnreiter served as a general partner of the international ac-counting firm of Arthur Andersen LLP. Mr. Garnreiter began his career in public accounting with the Los Angeles office of Andersen in 1974 after graduating with a Bachelor of Science degree in accounting from California State University at Long Beach. In 1986, he transferred to their Tucson, Arizona office to become its Office Managing Partner. Mr. Garnreiter's career as an accounting and audit partner spanned many different industries but focused on the entrepreneurial, public company. Mr. Garnreiter is a Certified Public Accountant in California, New Mexico and Arizona and retired from Andersen in March 2002.

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

     JANE EVANS has served as a director of our company since March 1997. Ms. Evans served as the Chief Executive Officer of Opnix, Inc. from May 2001 until April 2003. Ms. Evans served as President and Chief Executive Officer of Smart TV n/k/a Gamut Interactive, Inc. from April 1995 to May 2001. Ms. Evans served as Vice President and General Manager of U.S. West Communications, Home and Personal Services from February 1991 until March 1995; as President and Chief Executive Officer of Interpacific Retail Group from March 1989 until January 1991; as a General Partner of Montgomery Securities from January 1987 until February 1989; as President and Chief Executive Officer of Monet Jewelers from May 1984 until December 1987; as Executive Vice President - Fashion Group of General Mills, Inc. from October 1979 until April 1984; as Vice President - Corporate Development of Fingerhut from November 1977 until September 1979; as President of Butterick Fashions from May 1974 until October 1977; and as
President of the I. Miller Division of Genesco, Inc. from May 1970 until May 1973. Ms. Evans serves on the Boards of Directors of the Philip Morris
Companies, Inc., Georgia-Pacific Corp., Kaufman & Broad Home Corp., and Petsmart, Inc.

     JOHN C. METZ has served as a director of our company since April 1996. Mr. Metz has served as Chairman and Chief Executive Officer of Metz Enterprises, Inc., a contract food management and retail restaurant company, since 1987. Metz Enterprises is a T.G.I. Friday's franchisee in the northeastern United States. Mr. Metz previously served as President and Chief Executive Officer of Custom Management Corporation, a contract food management corporation, from 1967 until 1987.

     DEBRA BLOY has served as a director of our company since October 2000. Ms. Bloy has over 24 years of experience as an owner and operator of several fine-dining restaurant concepts. Ms. Bloy was the sole owner and operator of two Bamboo Club restaurants located in Phoenix and Scottsdale, Arizona, until their sale to our company in 2000.

     WANDA WILLIAMS has served as a director of our company since July 2002. Ms. Williams is retired and has over 30 years of experience in Human Resources in public companies. Ms. Williams served as Vice President of Human Resources for Tosco Corporation from 1996 to January 2002; as Vice President of Human Resources for Circle K Corporation from 1992 to 1996; as Corporate Personnel Manager/Regional Human Resources Operations Manager for Southland Corporation from 1984 to 1992; and as Corporate Personnel Manager for Citgo Petroleum Corporation from 1971 to 1984.

     KENDA B. GONZALES has served as a director of our company since May 2003. Ms. Gonzales has served as the Chief Financial Officer of Apollo Group, Inc. since October 1998. Ms. Gonzalez served as Senior Executive Vice President and Chief Financial Officer of UDC Homes, Inc. from July 1996 to August 1998, and held the same position at Continental Homes Holding Corp. in July 1996, where she was employed from May 1985. Prior to that Ms. Gonzalez was Certified Public accountant with Peat, Marwick, Mitchell, and Company.

     There are no family relationships among any of our directors and executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act requires our directors, officers, and persons that own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. SEC regulations require directors, officers, and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file.

     Based solely upon our review of the copies of such forms that we received during fiscal 2002 and written representations that no other reports were required, we believe that each person that at any time during the fiscal year was a director, executive officer, or beneficial owner of 10% or more of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Employees of our company do not receive additional compensation for serving as members of our board of directors. We have an employment agreement with Bart
A. Brown, Jr., our Chief Executive Officer, and William G. Shrader, our President and Chief Operating Officer, each of whom is a director of our company. See "Executive Compensation - Employment Agreements."

     During 2002, our non-employee directors received $15,000 in annual compensation plus $1,000 for each board of directors meeting attended in person and $500 for each telephonic board of directors meeting. We reimburse our directors' costs and expenses for attending meetings of the board of directors. Directors of our company are eligible to receive stock options and other awards under our 1999 and 2002 Incentive Stock Plans. See "Executive Compensation - 1999 Incentive Stock Plan and 2002 Incentive Stock Plan."

COMPENSATION OF EXECUTIVES

     The following table sets forth, for the periods indicated, the compensation received by our Chief Executive Officer and our four most highly compensated executive officers whose aggregate cash compensation exceeded $100,000 for the fiscal year ended December 30, 2002.

                           SUMMARY COMPENSATION TABLE

                                                                         LONG TERM
                                                                        COMPENSATION
                                                                           AWARDS
                                                                       --------------
                                               ANNUAL COMPENSATION       SECURITIES
                                              ---------------------      UNDERLYING        ALL OTHER
    NAME AND PRINCIPAL POSITION       YEAR    SALARY(s)    BONUS(s)    OPTIONS (#)(1)   COMPENSATION(2)
    ---------------------------       ----    ---------    --------    --------------   ---------------
Bart A. Brown, Jr................     2002    $300,500          -0-             -0-         $ 3,692
   Chief Executive Officer            2001    $311,538          -0-        150,000          $ 5,250
                                      2000    $278,846          -0-         50,000          $ 5,250

William G. Shrader...............     2002    $275,500          -0-         50,000          $ 3,701
   President and Chief Operating      2001    $253,654    $150,000         100,000          $ 4,038
   Officer                            2000    $222,307     $70,000          50,000          $ 3,548

Michael Garnreiter...............     2002    $170,115          -0-        100,000               -0-
   Executive Vice President
   Finance, Chief Financial
   Officer and Treasurer (3)

Jeff Smit........................     2002    $125,500          -0-         15,000          $ 2,654
   Senior Vice President of           2001    $124,423     $20,000          15,000          $ 2,944
   Restaurant Operations (4)

Matthew J. Wickesberg............     2002    $115,500          -0-         35,000          $ 1,531
   Vice President of Planning and
   Financial Analysis

----------
(1) Except as otherwise indicated, the exercise prices of the options granted were the fair market value of our common stock on the date of grant.
(2)  Represents matching contributions we made to our 401(k) plan.
(3)  Michael Garnreiter joined the company on April 1, 2002.
(4)  Jeffrey  Smit  was  appointed  to  Senior  Vice   President  of  Restaurant
     Operations on June 1, 2001.

     Officers and key personnel of our company are eligible to receive stock options and awards under our 1995 Stock Option Plan, 1999 Incentive Stock Plan and 2002 Incentive Stock Plan. Also, our executive officers participate in a non-qualified officers option program and medical insurance benefits that are generally available to all of our employees.

OPTION GRANTS

     The following table provides information on stock options granted to the named executive officers during our fiscal year ended December 30, 2002.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                 INDIVIDUAL GRANTS                        POTENTIAL REALIZABLE VALUE
                             --------------------------------------------------------          AT ASSUMED ANNUAL
                               NUMBER OF       % OF TOTAL                                    RATES OF STOCK PRICE
                              SECURITIES        OPTIONS                                     APPRECIATION FOR OPTION
                              UNDERLYING        GRANTED       EXERCISE                              TERM(2)
                                OPTIONS       TO EMPLOYEES      PRICE      EXPIRATION     --------------------------
            NAME             GRANTED(#)(1)   IN FISCAL YEAR    ($/SH)         DATE             5%              10%
            ----             -------------   --------------    ------         ----             --              ---
Bart A. Brown Jr. ........           --             --             --            --              --              --
William G. Shrader........       50,000           11.2%        $ 4.16      07/23/12       $ 130,810       $ 331,498
Michael Garnreiter........      100,000           22.5%        $ 5.81      04/01/12       $ 365,388       $ 925,964
Jeffrey Smit .............       15,000            3.4%        $ 4.16      07/23/12       $  39,243       $  99,450
Matthew J. Wickesberg.....       30,000            6.8%        $ 6.01      05/02/12       $ 113,390       $ 287,352
                                  5,000            1.1%        $ 4.16      07/23/12       $  13,081       $  33,150

------------------
(1) The options were granted at the fair market value of the shares on the date of grant and have 10-year terms.
(2) Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with SEC rules and do not represent our estimate or projection of the future price of our common stock. Actual gains, if any, on stock option exercises will depend upon the future market prices of our common stock.

FISCAL YEAR-END OPTION HOLDINGS

     The following table provides information on option exercises in fiscal 2002 by each of the named executive officers and the values of each such officer's unexercised options at December 30, 2002.

                         AGGREGATED OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                               NUMBER OF SECURITIES
                                SHARES                        UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                               ACQUIRED                             OPTIONS AT                 IN-THE-MONEY OPTIONS
                                  ON            VALUE           FISCAL YEAR-END(#)           AT FISCAL YEAR-END($)(1)
           NAME              EXERCISE (#)   REALIZED ($)   EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
           ----              ------------   ------------   -----------    -------------    -----------    -------------
Bart A. Brown Jr..........       -0-            -0-          1,200,000             -0-        $ -0-           $ -0-
William G. Shrader........       -0-            -0-            316,667        133,333         $ -0-           $ -0-
Michael Garnreiter........       -0-            -0-                 -0-       100,000         $ -0-           $ -0-
Jeffrey Smit..............       -0-            -0-             90,333         31,667         $ -0-           $ -0-
Matthew J. Wickesberg.....       -0-            -0-              9,167         43,333         $ -0-           $ -0-

----------
(1) Calculated based upon the closing stock price of our common stock on the Nasdaq National Market on December 30, 2002, of $1.90 per share. The exercise prices of certain of the options held by the named executive officers on December 30, 2002 were equal to or greater than $1.90 per share.

STOCK OPTION PLANS

     We have options outstanding under four stock option plans: the 1990 Stock Option Plan, the 1995 Stock Option Plan, the 1999 Incentive Stock Plan, and the 2002 Incentive Stock Option Plan. Each of these plans permit us to grant options that are intended to qualify as incentive stock options under the Internal Revenue Code, as well as nonqualified stock options. These plans also permit us to make other stock-based awards, including grants of shares of common stock and stock appreciation rights, or SARs.

     We may grant options and awards under our stock option plans to employees, directors, and independent contractors who provide services to our company. We may grant options that are incentive stock options only to key personnel of our company or our subsidiaries who are also employees of our company or our subsidiaries. The terms and conditions of incentive stock options must be consistent with the qualification requirements set forth in the Internal Revenue Code. The exercise price of all incentive stock options must be at least equal to the fair market value of our common stock on the date of the grant or, in the case of incentive stock options granted to a person who holds 10% or more of the voting power of our stock, at least 110% of the fair market value of our common stock on the date of the grant. The maximum exercise period for which incentive stock options may be granted is ten years (five years in the case of incentive stock options granted to a person who holds 10% or more of the voting power of our stock).

     To exercise an option, the option-holder will be required to deliver to us full payment of the exercise price for the shares as to which the option is being exercised. Generally, options can be exercised by delivery of cash, check, or shares of our common stock.

     SARs will entitle the recipient to receive a payment equal to the appreciation in market value of a stated number of shares of common stock from the price on the date the SAR was granted or became effective to the market value of the common stock on the date first exercised or surrendered. Stock awards will entitle the recipient to receive shares of our common stock directly. Cash awards will entitle the recipient to receive direct payments of cash depending on the market value or the appreciation of our common stock or other securities of our company.

     Our board of directors administers our option plans. Our board of directors may delegate all or any portion of its authority and duties under our option plans to one or more committees appointed by our board of directors under such conditions and limitations as our board of directors may from time to time establish. Our board of directors and/or any committee that administers our plans has the authority, in its discretion, to determine all matters relating to awards, including the selection of the individuals to be granted awards, the type of awards, the number of shares of common stock subject to an award, vesting conditions, and any and all other terms, conditions, restrictions, and limitations, if any, of an award.

     A maximum of 250,000 shares of common stock were originally available for issuance under the 1990 Plan. The 1990 Plan expired on July 24, 2000, which means that no new options may be granted under the 1990 Plan. As of April 1, 2003, 19,750 shares of common stock have been issued upon exercise of options granted pursuant to the 1990 Plan and there were outstanding options to purchase 88,500 shares of common stock under the 1990 Plan. No incentive awards other than stock options have been granted under the 1990 Plan. Any options granted under the 1990 Plan will remain outstanding until their respective expiration dates or earlier termination in accordance with their respective terms.

     A maximum of 325,000 shares of common stock may be issued under the 1995 Plan. As of April 1, 2003, 52,750 shares of common stock have been issued upon exercise of options granted under the 1995 Plan and there were outstanding options to acquire 272,250 shares of common stock under the 1995 Plan. Accordingly, no additional shares remain available for grants under the 1995 Plan. The 1995 Plan will remain in effect until January 8, 2006. The 1995 Plan included an automatic program that provided for the automatic grant of options to non-employee directors of our company. Because there currently is not a sufficient number of shares remaining authorized under the 1995 Plan to permit grants under the automatic program, our board of directors discontinued the automatic program in 1999.

     A maximum of 1,000,000 shares of common stock may be issued under the 1999 Plan. The maximum number of shares covered by awards granted to any individual in any year may not exceed 15% of the total number of shares that may be issued under the 1999 Plan. As of April 1, 2003, 78,995 shares of common stock have been issued upon exercise of options granted under the 1999 Plan and there were outstanding options to acquire 921,005 shares of common stock under the 1999 Plan. Accordingly, no additional shares remain available for grant under the 1999 Plan. The 1999 Plan will remain in effect until February 19, 2009, unless sooner terminated by the board of directors.

     A maximum of 1,000,000 shares of common stock may be issued under the 2002 Plan. The maximum number of shares covered by awards granted to any individual in any year may not exceed 15% of the total number of shares that may be issued under the 2002 Plan. As of April 1, 2003, no shares of common stock have been issued upon exercise of options granted under the 2002 Plan and there were outstanding options to acquire 310,667 shares of common stock under the 2002

Plan. An additional 689,333 shares remain available for grant under the 2002 Plan. The 2002 Plan will remain in effect until June 26, 2012, unless sooner terminated by the board of directors.

NON-QUALIFIED AND OFFICER OPTION PROGRAM

     In addition to the employee incentive stock plans, we have issued options for 2,045,000 to executive officers and directors at prices generally equal to or above fair market value at the date of grant, at prices ranging from $2.00 to $5.00 per share.

401(k) PROFIT SHARING PLAN

     Our qualified 401(k) Profit Sharing Plan was adopted by our board of directors on January 14, 1991, effective as of January 1, 1991, and covers corporate management and restaurant employees. The 401(k) Plan currently provides for a matching contribution equal to 50% of the first 4% of the salary deduction a participant elects to defer as a contribution to the 401(k) Plan. The 401(k) Plan further provides for a special discretionary contribution equal to a percentage of a participant's salary to be determined each year by our company. We also may contribute a discretionary amount in addition to the special discretionary contribution. Contributions to the 401(k) Plan by our company for fiscal 2002 totaled approximately $257,000.

EMPLOYMENT AGREEMENTS

     We are a party to an employment agreement with Bart A. Brown, Jr. with a term through December 31, 2003. The agreement automatically renews for successive one-year terms unless either party terminates by giving the other party at least 60 days' written notice. Mr. Brown's employment agreement provides for him to serve as the Chief Executive Officer of our company. The employment agreement provides for Mr. Brown to receive a minimum salary of $250,000 per annum and as a result of a discretionary increase from the board of directors, Mr. Brown is currently receiving a salary of $300,000 per annum. In addition, the employment agreement provides that Mr. Brown will be eligible to receive discretionary bonuses in amounts determined by our board of directors. The employment agreement contains provisions regarding non-competition, non-solicitation of employees, and non-disclosure of confidential information.

     The employment agreement provides for Mr. Brown to receive his fixed compensation to the date of the termination of his employment by reason of resignation or as a result of termination of employment "for cause," as defined in the agreement. In the event of the termination of employment by reason of death or disability, the employment agreement provides for the payment of fixed compensation to Mr. Brown for a period of one year from the date of death or disability. If we terminate Mr. Brown's employment other than "for cause" or in the event of any termination of employment following any "change in control" of our company, as defined in the agreement, the employment agreement also provides for Mr. Brown to receive his fixed compensation as if his employment had not been terminated. Section 280G of the Internal Revenue Code may limit the deductibility of such payments for federal income tax purposes. If these payments are not deductible and if we have income at least equal to such payments, an amount of income equal to the amount of such payments could not be offset. As a result, the income that would not be offset would be "phantom income" (i.e., income without cash) to our company. A change in control would include a merger or consolidation of our company, a sale of all or substantially all of our assets, a change in the identity of a majority of the members of our board of directors, or an acquisition of more than 15% of our common stock, subject to certain limitations.

     We are a party to an employment agreement with William G. Shrader with a term through December 31, 2004. Mr. Shrader's employment agreement provides for him to serve as the President and Chief Operating Officer of our company. The employment agreement provides for Mr. Shrader to receive a salary of $300,000 per annum in 2003, which salary shall increase by the amount of $25,000 in each succeeding year of its term. In addition, the employment agreement provides that Mr. Shrader will be eligible to receive discretionary bonuses in amounts determined by our board of directors. The employment agreement contains provisions regarding non-competition, non-solicitation of employees, and non-disclosure of confidential information.

     The employment agreement provides for Mr. Shrader to receive his fixed compensation to the date of the termination of his employment by reason of resignation or as a result of termination of employment "for cause" as defined in the agreement. In the event of the termination of employment by reason of death or disability, the employment agreement provides for the payment of fixed compensation to Mr. Shrader for a period of 18 months from the date of death or disability. If we terminate Mr. Shrader's employment other than "for cause", the agreement provides for Mr. Shrader to receive his fixed compensation as if his employment had not been terminated. In the event of any termination of employment following any "change in control, wherein Mr. Shrader is not offered the same or a better position" in our company, as defined in the agreement, the employment agreement also provides for Mr. Shrader to receive 24 months salary.
Section 280G of the Internal Revenue Code may limit the deductibility of such payments for federal income tax purposes. If these payments are not deductible and if we have income at least equal to such payments, an amount of income equal to the amount of such payments could not be offset. As a result, the income that would not be offset would be "phantom income" (i.e., income without cash) to our company.

     We are a party to an employment agreement with Michael Garnreiter with a term through March 31, 2005. Mr. Garnreiter's employment agreement provides for him to serve as the Executive Vice President, Chief Financial Officer, and Treasurer of our company. The employment agreement provides for Mr. Garnreiter to receive a salary of $235,000 per annum in 2003, which salary shall increase by the amount of $10,000 in each succeeding year of its term. The employment agreement also contains provisions governing the compensation due Mr. Garnreiter in the event of termination of his employment.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

     Our certificate of incorporation and bylaws provide that our company will indemnify and advance expenses, to the fullest extent permitted by the Delaware General Corporation Law, to each person who is or was a director, officer, or agent of our company or who serves or served any other enterprise or organization at the request of our company. Under Delaware law, to the extent that an indemnitee is successful on the merits of a suit or proceeding brought against him or her by reason of the fact that he or she is or was a director, officer, or agent of our company, or serves or served any other enterprise or organization at the request of our company, we will indemnify him or her against expenses (including attorneys' fees) actually and reasonably incurred in connection with such action. If unsuccessful in defense of a third-party civil suit or a criminal suit, or if such suit is settled, an indemnitee may be indemnified under Delaware law against both (a) expenses, including attorneys' fees, and (b) judgments, fines, and amounts paid in settlement if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of our company, and, with respect to any criminal action, had no reasonable cause to believe his or her conduct was unlawful. If unsuccessful in defense of a suit brought by or in the right of our company, where the suit is settled, an indemnitee may be indemnified under Delaware law only against expenses (including attorneys' fees) actually and reasonably incurred in the defense or settlement of the suit if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of our company, except that if the indemnitee is adjudged to be liable for negligence or misconduct in the performance of his or her duty to our company, he or she cannot be made whole even for expenses unless a court determines that he or she is fully and reasonably entitled to indemnification for such expenses. Also under Delaware law, expenses incurred by an officer or director in defending a civil or criminal action, suit, or proceeding may be paid by our company in advance of the final disposition of the suit, action, or proceeding upon receipt of an undertaking by or on behalf of the officer or director to repay such amount if it is ultimately determined that he or she is not entitled to be indemnified by our company. We also may advance expenses incurred by other employees and agents of our company upon such terms and conditions, if any, that our board of directors deems appropriate. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the fiscal year ended December 31, 2002, our Compensation Committee consisted of John F. Antioco, Jane Evans, John C. Metz, and Debra Bloy. None of these individuals had any contractual or other relationships with us during the fiscal year except as directors and except that Debra Bloy received the sum of $120,000, pursuant to a consulting agreement entered into when she, as one of the sellers, sold the Bamboo Club restaurant concept to the company.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

OVERVIEW AND PHILOSOPHY

     Decisions on compensation of our executives are made by the Compensation Committee, consisting of independent members of our board of directors appointed by our board of directors. The board of directors and the Compensation Committee make every effort to ensure that the compensation plan is consistent with our values and is aligned with our business strategy and goals.

     Our compensation program for executive officers consists primarily of base salary, bonus, and long-term incentives in the form of stock options. Executives also participate in various other benefit plans, including medical and retirement plans, which generally are available to all employees of our company.

     Our philosophy is to pay base salaries to executives at levels that enable us to attract, motivate, and retain highly qualified executives. The bonus program is designed to reward individuals for performance based on our company's financial results as well as the achievement of personal and corporate objectives that will contribute to the long-term success of our company in building stockholder value. Stock option grants are intended to result in minimal or no rewards if our stock price does not appreciate, but may provide substantial rewards to executives as all of our company's stockholders benefit from stock price appreciation.

     We follow a subjective and flexible approach rather than an objective or formulaic approach to compensation. Various factors receive consideration without any particular weighting or emphasis on any one factor. In establishing compensation for the year ended December 30, 2002, the committee took into account, among other things, our financial results, compensation paid in prior years, and compensation of executive officers employed by companies of similar size in the restaurant industry.

BASE SALARY AND ANNUAL INCENTIVES

     Base salaries for executive positions are established relative to our financial performance and comparable positions in similarly sized companies. The committee from time to time may use competitive surveys and outside consultants to help determine the relevant competitive pay levels. We target base pay at the level required to attract and retain highly qualified executives. In determining salaries, the committee also takes into account individual experience and performance, salary levels relative to other positions with our company, and specific needs particular to our company.

     Annual incentive awards are based on our financial performance and the efforts of our executives. Performance is measured based on profitability and revenue and the successful achievement of functional and personal goals. We awarded minimal bonuses to some of our executive staff, administrative staff, and operations management staff for their performance during the fiscal year ended December 30, 2002.

STOCK OPTION GRANTS

     We believe in tying executive rewards directly to the long-term success of our company and increases in stockholder value through grants of executive stock options. Stock option grants also will enable executives to develop and maintain a significant stock ownership position in our common stock. The amount of options granted takes into account options previously granted to an individual. We granted options to our executive officers during fiscal 2002. See "Executive Compensation - Option Grants".

OTHER BENEFITS

     Executive officers are eligible to participate in benefit programs designed for all full-time employees of our company. These programs include medical insurance, a qualified retirement program allowed under Section 401(k) of the Internal Revenue Code, and life insurance coverage equal to one times base salary to a maximum of $50,000.

CHIEF EXECUTIVE OFFICER COMPENSATION

     Bart A. Brown, Jr. has served as our Chief Executive Officer since December 16, 1996. In addition, prior to June 2001 he also served as our President. Effective January 1, 1999, we entered into a new employment agreement with Mr.

Brown. See "Executive Compensation - Employment Agreements." The board of directors determined Mr. Brown's salary based on a number of factors, including our company's performance, Mr. Brown's individual performance, and salaries paid by comparable companies. Mr. Brown did not receive a bonus in fiscal 2002. See "Executive Compensation - Summary Compensation Table."

DEDUCTIBILITY OF EXECUTIVE COMPENSATION

     Section 162(m) of the Internal Revenue Code currently limits the deductibility for federal income tax purposes of compensation paid to our Chief Executive Officer and to each of our other four most highly compensated executive officers. We may deduct certain types of compensation paid to any of these individuals only to the extent that such compensation during any fiscal year does not exceed $1.0 million. We do not believe that our compensation arrangements with any of our executive officers will exceed the limits on deductibility during our current fiscal year.

     This report has been furnished by the members of the Compensation Committee of our board of directors.

                  John F. Antioco, Compensation Committee Chair
                  Jane Evans
                  John C. Metz

                                PERFORMANCE GRAPH

     The following line graph compares  cumulative total stockholder returns for
(a) our common stock; (b) the Nasdaq Stock Market (U.S.) Index; and (c) the Dow Jones Restaurants Index.

     The graph assumes an investment of $100 in each of our common stock, the Nasdaq Stock Market Index, and the Dow Jones Restaurants Index on December 29, 1997. The calculation of cumulative stockholder return on each of the indexes includes reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay dividends during the measurement period. The stock price and the performance of the indexes shown in the graph are not necessarily indicative of future results.

[LINE GRAPH]

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
                    AMONG MAIN STREET AND MAIN INCORPORATED,
                      THE NASDAQ STOCK MARKET (U.S.) INDEX
                     AND THE DOW JONES US RESTAURANTS INDEX

                                                      Cumulative Total Return
                                     ----------------------------------------------------------
                                     12/29/97  12/28/98  12/27/99  12/25/00  12/31/01  12/30/02
                                     --------  --------  --------  --------  --------  --------
MAIN STREET AND MAIN INCORPORATED     100.00    110.75    109.70    103.23    169.98     65.38
NASDAQ STOCK MARKET (U.S.)            100.00    143.22    261.16    163.90    127.55     88.48
DOW JONES US RESTAURANTS              100.00    138.94    141.35    126.68    128.32    103.43

ITEM 12. SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS, AND OFFICERS

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2003 by (a) each of our directors,
(b) each of our named executive officers, (c) all directors and executive officers as a group, and (d) each person known by us to beneficially own more than 5% of our common stock.

                      NAME OF                            AMOUNT AND NATURE OF      APPROXIMATE PERCENTAGE
                BENEFICIAL OWNER(1)                     BENEFICIAL OWNERSHIP(2)   OF OUTSTANDING SHARES(3)
                -------------------                     -----------------------   ------------------------
DIRECTORS AND EXECUTIVE OFFICERS:
John F. Antioco......................................        4,316,193(4)                   31%
Bart A. Brown, Jr....................................        2,849,000(5)                   20%
William G. Shrader...................................          488,179(6)                    3%
Jane Evans...........................................           27,500(7)                    *
John C. Metz.........................................           45,000(8)                    *
Debra Bloy...........................................           80,300                       *
Wanda Williams.......................................           15,000                       *
Kenda B. Gonzalez....................................           15,000                       *
Michael Garnreiter...................................          105,000(9)                    1%
Jeff Smit............................................          122,750                       1%
Michael J. Herron....................................           19,450                       *
Matthew J. Wickesberg................................           56,951                       *
Stephanie Barbini....................................            5,000                       *
All directors and officers as a group (12 persons)...        8,145,323                      58%

5% STOCKHOLDERS:
Shamrock Master Fund.................................          800,461(10)                   6%
Dane Andreeff........................................          772,261(11)                   5%

----------
*    Less than 1.0%.
(1) Each of such persons may be reached through our company at 5050 North 40th Street, Suite 200, Phoenix, Arizona 85018.
(2) Includes, when applicable, shares owned of record by such person's minor children and spouse and by other related individuals and entities over whose shares of Common Stock such person has custody, voting control, or power of disposition. Also includes shares of Common Stock that the identified person had the right to acquire within 60 days of March 31, 2003 by the exercise of vested stock options or conversion of convertible notes.
(3) Based on 14,061,599 shares of common stock outstanding on March 31, 2002. The percentages shown include the shares of common stock actually owned as of March 31, 2002 and the shares of common stock that the person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 31, 2003 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.
(4) Represents 2,171,596 shares of common stock held by Mr. Antioco, vested options to acquire 422,500 shares of common stock held by Mr. Antioco, and 1,722,097 shares of common stock held by Antioco Limited Partnership. Mr. Antioco is the sole managing member of Antioco Management LLC, which is the sole general partner of Antioco Limited Partnership. A trust for the benefit of descendants of Mr. Antioco and his spouse is the sole limited partner of the partnership. As managing member of the partnership's general partner, Mr. Antioco has sole power to vote or dispose of shares held by the partnership and therefore may be deemed to be the beneficial owner of shares held by Antioco Limited Partnership. Mr. Antioco disclaims beneficial ownership of shares held by Antioco Limited Partnership except to the extent that his individual interest in such shares arises from his interest in the partnership, and this proxy statement shall not be deemed to be an admission that Mr. Antioco is the beneficial owner of these shares for any purpose.

(5) Includes vested options to purchase 1,200,000 shares of common stock held by Mr. Brown.
(6) Includes vested options to purchase 450,000 shares of common stock held by Mr. Shrader.
(7) Represents vested options to purchase 27,500 shares of common stock held by Ms. Evans.
(8) Includes vested options to purchase 30,000 shares of common stock held by Mr. Metz.
(9) Includes vested options to purchase 33,333 shares of common stock held by Mr. Garnreiter.
(10) Based on the Schedule 13G dated September 27, 2001 with the SEC, Shamrock Master Fund, 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201.
(11) Based on the Schedule 13G dated October 28, 2002 with the SEC, Dane Andreeff, 450 Laurel Street, Baton Rouge, Louisiana 70801.

                      EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our various stock option plans as of December 30, 2002:

                                                                                                Number of Securities
                                                                                              Remaining Available for
                                (a) Number of securities to                                     Future Issuance Under
                                be Issued Upon Exercise of   (b) Weighted Average Exercise    Equity Compensation Plans
                                   Outstanding Options,          Price of Outstanding          (Excluding Securities
         Plan Category             Warrants, and Rights      Options, Warrants, and Rights    Reflected in Column (a))
         -------------             --------------------      -----------------------------    ------------------------
Equity Compensation Plans
   Approved by Stockholders.            3,487,420                       $ 3.32                          821,078

Equity Compensation Plans Not
   Approved by Stockholders.                   --                           --                               --
                                        ---------                       ------                          -------

Total.......................            3,487,420                       $ 3.32                          821,078
                                        =========                       ======                          =======

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have adopted a policy that we will not enter into any transactions with directors, officers, or holders of more than 5% of our common stock on terms that are less favorable to our company than we could obtain from independent third parties and that any loans to directors, officers, or 5% stockholders will be approved by a majority of our disinterested directors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MAIN STREET AND MAIN INCORPORATED



Date: May 6, 2003                       By: /s/ Bart A. Brown, Jr.
                                            ------------------------------------
                                            Bart A. Brown, Jr.
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                         POSITION                       DATE
       ---------                         --------                       ----

/s/ John F. Antioco           Chairman of the Board                  May 6, 2003
-------------------------
John F. Antioco

/s/ Bart A. Brown, Jr.        Chief Executive Officer, and           May 6, 2003
-------------------------     Director (Principal Executive
Bart A. Brown, Jr.            Officer)

/s/ William G. Shrader        President,                             May 6, 2003
-------------------------     Chief Operating Officer, and Director
William G. Shrader

/s/ Michael Garnreiter        Chief Executive Officer, Executive     May 6, 2003
-------------------------     Vice President and Treasurer
Michael Garnreiter

/s/ Michael J. Herron         Secretary and General Counsel          May 6, 2003
-------------------------
Michael J. Herron

/s/ Jane Evans                Director                               May 6, 2003
-------------------------
Jane Evans

/s/ John C. Metz              Director                               May 6, 2003
-------------------------
John C. Metz

/s/ Debra Bloy                Director                               May 6, 2003
-------------------------
Debra Bloy

/s/ Wanda Williams            Director                               May 6, 2003
-------------------------
Wanda Williams

/s/ Kenda B. Gonzales         Director                               May 6, 2003
-------------------------
Kenda B. Gonzales

                                 CERTIFICATIONS

     I, Bart A. Brown, Jr., certify that:

     1. I have reviewed this annual report on Form 10-K/A of Main Street and Main Incorporated;

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

Date: May 6, 2003

                                      /s/ Bart A. Brown, Jr.
                                      ------------------------------------------
                                      Bart A. Brown, Jr.
                                      Chief Executive Officer

     I, Michael Garnreiter, certify that:

     1. I have reviewed this annual report on Form 10-K/A of Main Street and Main Incorporated;

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

Date: May 6, 2003

                                         /s/ Michael Garnreiter
                                         ---------------------------------------
                                         Michael Garnreiter
                                         Chief Financial Officer