Form 10-Q
period 2003-03-31
MAIN STREET & MAIN INC
filed 2003-05-15
CIK 847466

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

       QUARTERLY REPORT PUSRSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2003

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


             5050 N. 40TH STREET, SUITE 200, PHOENIX, ARIZONA 85018
               (Address of principal executive offices) (Zip Code)


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES [ ] NO [X]

Number of shares of common stock, $.001 par value, of registrant outstanding at May 1, 2003: 14,142,000

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements - Main Street and Main Incorporated

          Condensed Consolidated Balance Sheets - March 31, 2003
          (unaudited) and December 30, 2002                                    3

          Condensed Consolidated Statements of Operations - Three
          Months Ended March 31, 2003 and  April 1, 2002 (unaudited)           4

          Condensed Consolidated Statements of Cash Flows - Three
          Months Ended March 31, 2003 and April 1, 2002 (unaudited)            5

          Notes to Condensed Consolidated Financial Statements (unaudited)     6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                           8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          13

Item 4.   Controls and Procedures                                             14

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                               14
Item 2.       Changes in Securities and Use of Proceeds                       14
Item 3.       Defaults upon Senior Securities                                 14
Item 4.       Submission of Matters to a Vote of Security Holders             14
Item 5.       Other Information                                               14
Item 6.       Exhibits and Reports on Form 8-K                                14


SIGNATURES                                                                    15
CERTIFICATIONS                                                                16

       MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Par Value and Share Data)

                                                                         MARCH 31,   DECEMBER 30,
                                                                            2003         2002
                                                                         ---------    ---------
                                                                        (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents .......................................   $   4,031    $   5,621
     Accounts receivable, net ........................................       1,564        1,997
     Inventories .....................................................       2,815        2,832
     Prepaid expenses ................................................       3,301        2,104
                                                                         ---------    ---------
          Total current assets .......................................      11,711       12,554
Property and equipment, net ..........................................      70,844       71,265
Other assets, net ....................................................       2,408        2,449
Goodwill, net ........................................................      22,995       22,995
Franchise area goodwill, net .........................................         934          947
Franchise fees, net ..................................................       2,150        2,185
                                                                         ---------    ---------
          Total assets ...............................................   $ 111,042    $ 112,395
                                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt ...............................   $   3,712    $   3,502
     Accounts payable ................................................       6,944        8,073
     Other accrued liabilities .......................................      15,702       16,007
                                                                         ---------    ---------
          Total current liabilities ..................................      26,358       27,582
Long-term debt, net of current portion ...............................      50,875       51,998
Other liabilities and deferred credits ...............................       3,097        3,205
                                                                         ---------    ---------
          Total liabilities ..........................................      80,330       82,785
                                                                         ---------    ---------
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized; no
  shares issued and outstanding in 2003 and 2002 .....................          --           --
Common stock, $.001 par value, 25,000,000 shares authorized;
  14,142,000 shares issued and outstanding in 2003
  and 2002 ...........................................................          14           14
Additional paid-in capital ...........................................      53,927       53,927
Accumulated deficit ..................................................     (20,755)     (21,827)
Other comprehensive loss .............................................      (2,474)      (2,504)
                                                                         ---------    ---------
          Total stockholders' equity .................................      30,712       29,610
                                                                         ---------    ---------
                Total stockholders' equity and liabilities ...........   $ 111,042    $ 112,395
                                                                         =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                             THREE MONTHS ENDED
                                                           ---------------------
                                                                (UNAUDITED)
                                                           MARCH 31,    APRIL 1,
                                                             2003         2002
                                                           -------      -------
Revenue ..............................................     $57,586      $55,329
                                                           -------      -------
Restaurant operating expenses
     Cost of sales ...................................      15,858       15,183
     Payroll and benefits ............................      17,698       17,134
     Depreciation and amortization ...................       2,185        1,832
     Other operating expenses ........................      17,072       15,832
                                                           -------      -------
          Total restaurant operating expenses ........      52,813       49,981
                                                           -------      -------

Income from restaurant operations ....................       4,773        5,348

     Amortization of intangible assets ...............         149           91
     General and administrative expenses .............       2,136        2,164
     Preopening expenses .............................         165          442
     New manager training expenses ...................          98          128
                                                           -------      -------

Operating income .....................................       2,225        2,523

     Interest expense and other, net .................       1,154          966
                                                           -------      -------

Net income before income tax .........................       1,071        1,557

    Income tax expense ...............................          --          289
                                                           -------      -------

Net Income ...........................................     $ 1,071      $ 1,268
                                                           =======      =======
Basic earnings per share
Net Income ...........................................     $  0.08      $  0.09
                                                           =======      =======
Diluted earnings per share
Net Income ...........................................     $  0.08      $  0.09
                                                           =======      =======
Weighted average number of shares outstanding
       -- Basic ......................................      14,142       14,053
                                                           =======      =======
Weighted average number of shares outstanding
       -- Diluted ....................................      14,142       14,801
                                                           =======      =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

               MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                             THREE MONTHS ENDED
                                                            --------------------
                                                                (UNAUDITED)
                                                            March 31,   April 1,
                                                              2003        2002
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $ 1,071    $ 1,268
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                              2,334      1,923
  Changes in assets and liabilities:
    Accounts receivable, net                                     433        623
    Inventories                                                   17        (24)
    Prepaid expenses                                          (1,197)      (281)
    Other assets, net                                             (5)      (245)
    Accounts payable                                          (1,129)    (2,533)
    Other accrued liabilities and deferred credits              (382)      (701)
                                                             -------    -------
          Cash provided by operating activities                1,142         30
                                                             -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net additions to property and equipment                     (1,819)    (4,816)
                                                             -------    -------
          Cash used in investing activities                   (1,819)    (4,816)
                                                             -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings                                       --      5,260
  Principal payments on long-term debt                          (913)    (1,859)
  Proceeds received from the exercise of stock options            --         26
                                                             -------    -------
          Cash provided (used) by financing activities          (913)     3,427
                                                             -------    -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                       (1,590)    (1,359)
CASH AND CASH EQUIVALENTS, BEGINNING                           5,621      9,466
                                                             -------    -------
CASH AND CASH EQUIVALENTS, ENDING                            $ 4,031    $ 8,107
                                                             =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes                     3         31
  Cash paid during the period for interest                   $ 1,214    $   991
                                                             =======    =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MAIN STREET AND MAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)



1.   INTERIM FINANCIAL REPORTING

The accompanying condensed consolidated financial statements have been prepared without an independent audit pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in our opinion, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. For a complete description of the accounting policies, see our Form 10-K Annual Report for the fiscal year ended December 30, 2002.

We operate on fiscal quarters of 13 weeks. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for a full year.

2.   STOCK BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE. This statement amends prior statements to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. We did not adopt the cost recognition method of recording stock-based employee compensation under SFAS No. 123, which adoption was and remains optional.

Had compensation cost for stock options awarded under these plans been determined consistent with SFAS No. 123, our net income and earnings per share would have reflected the following pro forma amounts:

                                             MARCH 31, 2003     APRIL 1, 2002
                                             --------------     -------------
     Net Income:
         As Reported ..................         $   1,071         $   1,268
         Pro Forma ....................         $     842         $   1,067

     Basic EPS:

         As Reported ..................         $    0.08         $    0.09
         Pro Forma ....................         $    0.06         $    0.08

     Diluted EPS:

         As Reported ..................         $    0.08         $    0.09
         Pro Forma ....................         $    0.06         $    0.07

The weighted average fair value at the date of grant for options granted during fiscal 2002 was estimated using the Black-Scholes pricing model with the following assumptions: weighted average risk-free interest rate of 2.73%; weighted average volatility of 53.72%; expected life of 4 years; and weighted average dividend yield of 0.0%. We did not grant any additional options during the quarter ended March 31, 2003.

3.   INCOME TAXES

We did not record an income tax  provision for the quarter ended March 31, 2003,
due  to  the   utilization   of  operating   losses  and  tax  loss  and  credit
carryforwards.

4.   NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3,  "Liability  Recognition for Certain Employee Termination

Benefits and Other Costs to Exit an Activity". For purposes of this Statement, an exit activity includes, but is not limited to, a restructuring as that term is defined in IAS 37, "Provisions, Contingent Liabilities, and Contingent Assets". The Statement is effective for exit or disposal activities initiated after December 31, 2002. Duing the quarter ended March 31, 2003, we adopted the provisions of SFAS No. 146; its adoption did not have a material effect on our consolidated financial statements.

In June 2001, FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. We also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS TO OTHERS, AN INTERPRETATION OF FASB STATEMENTS NO. 5, 57 AND 107 AND A RESCISSION OF FASB INTERPRETATION NO. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The adoption of FIN 45 did not have a material effect on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. We currently have no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation did not have a material effect on our consolidated financial statements.

5.   DERIVATIVE INSTRUMENTS AND HEDGE ACTIVITY

As of March 31, 2003, we had three interest rate swap agreements. We have only limited involvement with derivative financial instruments and do not use them for trading purposes. We utilize interest rate swap agreements to hedge the effects of fluctuations in interest rates related to our long-term debt instruments. Amounts receivable or payable due to settlement of the interest rate swap agreements are recognized as interest expense on a monthly basis. A mark-to-market adjustment is recorded as a component of stockholders' equity, net of taxes, to reflect the fair value of the interest rate swap agreements. We discontinue hedge accounting prospectively if we determine that the derivative is no longer effective.

The aggregate notional value of our swap agreements was $27,574,000 as of March 31, 2003. All of our swap agreements qualify as cash flow hedges in accordance with SFAS No. 133. On a periodic basis, we adjust the fair market value of the swap agreements on the balance sheet and offset the amount of the change to other comprehensive income. As of March 31, 2003, the fair value liability of the interest rate swaps was $2,608,686.

6.   COMPREHENSIVE INCOME

Our comprehensive income consists of net income and adjustments to derivative financial instruments. The components of comprehensive income are as follows (in thousands):

                                                     THREE MONTHS ENDED
                                               -------------------------------
                                               MARCH 31, 2003    APRIL 1, 2002
                                               --------------    -------------
     Net income                                     $1,071           $1,268
     Other comprehensive income,
       net of taxes;
       derivative income,
       net of taxes of $0 and $12
       for the periods ended March 31, 2003
       and April 1, 2002, respectively                  30               19
                                                    ------           ------

     Comprehensive income                           $1,101           $1,287
                                                    ======           ======

7.   EARNINGS PER SHARE

The following table sets forth basic and diluted earnings per share, or EPS, computations for the three months ended March 31, 2003, and April 1, 2002 (in thousands, except per share amounts):

                                             THREE MONTHS ENDED
                           -----------------------------------------------------
                                 MARCH 31, 2003              APRIL 1, 2002
                           -------------------------   -------------------------
                             NET           PER SHARE     NET           PER SHARE
                           INCOME   SHARES   AMOUNT    INCOME   SHARES   AMOUNT
                           ------   ------   -----     ------   ------   -----
Basic                      $1,071   14,142   $0.08     $1,268   14,053   $0.09

Effect of stock options
  and warrants                 --       --      --         --      748      --
                           ------   ------   -----     ------   ------   -----
Diluted                    $1,071   14,142   $0.08     $1,268   14,801   $0.09
                           ======   ======   =====     ======   ======   =====

At March 31, 2003, the assumed exercise of all of our outstanding stock options and warrants (covering approximately 3,719,000 shares) have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. For the quarter ended April 1, 2002, approximately 519,000 of our outstanding stock options and warrants were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

8.   RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. Effective January 1, 2003, we began charging the costs of training new managers related to the replacement of existing managers to the payroll and benefits account. In previous years, this expense was included in the new manager training account.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING OUR BUSINESS STRATEGIES, OUR BUSINESS, AND THE INDUSTRY IN WHICH WE OPERATE. THESE FORWARD-LOOKING STATEMENTS ARE BASED PRIMARILY ON OUR EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, SOME OF WHICH ARE BEYOND OUR CONTROL. THESE FORWARD-LOOKING STATEMENTS INCLUDE THOSE REGARDING ANTICIPATED RESTAURANT OPENINGS, ANTICIPATED COSTS AND SIZES OF FUTURE RESTAURANTS, AND THE ADEQUACY OF ANTICIPATED SOURCES OF CASH TO FUND OUR FUTURE CAPITAL REQUIREMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AS A RESULT OF NUMEROUS FACTORS, INCLUDING THOSE SET FORTH IN OUR FORM 10-K FOR THE YEAR ENDED DECEMBER 30, 2002, AS FILED WITH THE SECURITIES AND EXCHANGE

COMMISSION. WORDS SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING SUCH STATEMENTS.

OVERVIEW

As of March 31, 2003, we owned 56 and managed four T.G.I. Friday's restaurants, owned nine Bamboo Club restaurants, and owned five Redfish Bar and Grill restaurants. In addition, we own and operate one Alice Cooper'stown restaurant pursuant to a license agreement we entered into with Celebrity Restaurants, L.L.C., the owner of the exclusive rights to operate Alice Cooper'stown restaurants and which operates one such restaurant in Phoenix, Arizona.

T.G.I. Friday's restaurants are full-service, casual dining establishments featuring a wide selection of freshly prepared, popular foods and beverages served by well-trained, friendly employees in relaxed settings. Bamboo Club restaurants are full-service, fine dining, upscale restaurants that feature an extensive and diverse menu of innovative and tantalizing Pacific Rim cuisine. Redfish Seafood Bar and Grill restaurants are full-service, casual dining restaurants that feature a broad selection of New Orleans style fresh seafood, Creole and seafood cuisine, and traditional southern dishes, as well as a "Voodoo" style lounge, all under one roof. Alice Cooper'stown restaurants are rock and roll and sports themed restaurants and feature a connection to the music celebrity Alice Cooper.

Our strategy is to capitalize on the brand-name recognition and goodwill associated with T.G.I. Friday's restaurants and expand our restaurant operations through development of additional T.G.I. Friday's restaurants in our existing development territories and the development of additional Bamboo Club restaurants in major metropolitan areas throughout the United States.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require us to make our most difficult, subjective, or complex judgments, form the basis for the accounting policies deemed to be most critical to our operations. These critical accounting policies relate to the valuation and amortizable lives of long-lived assets, asset write-offs or asset impairments, goodwill, and to other identifiable intangible assets, valuation of deferred tax assets, reserves related to self-insurance for workers' compensation and general liability, and recognition of stock-based employee compensation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended December 30, 2002, included in our Form 10-K. These policies are summarized as follows:

     (1) We periodically perform asset impairment analysis of long-lived assets related to our restaurant locations, goodwill, and other identifiable intangible assets. We perform these tests whenever we experience a "triggering" event, such as a decision to close a location or major change in the location's operating environment, or other event that might impact our ability to recover our asset investment if the location was one that was acquired.

     (2) Periodically we record (or reduce) the valuation allowance against our deferred tax assets to the amount that is more likely than not to be realized, based upon recent past financial performance, tax reporting positions and expectations of future taxable income.

     (3) We use an actuarial-based methodology utilizing our historical experience factors to periodically adjust self-insurance reserves for workers' compensation and general liability claims and settlements. Estimated costs are accrued on a monthly basis and progress against this estimate is reevaluated based upon actual claim data received each quarter.

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

During the fourth quarter 2002, we accrued lease cancellation charges of $665,000 for three Bamboo Club locations that we elected not to open and $1,300,000 for one location where we decided to cancel a lease early. During the quarter ended March 31, 2003, we paid $165,000 of the accrued amount as settlement for one of those Bamboo Club locations. We did not accrue any additional amounts related to any of these locations during the quarter ended March 31, 2003.

In addition, there are two other locations being evaluated and negotiated for which there are no amounts accrued for termination fees. On May 13, 2003, we were notified that we have been named in a lawsuit for non-performance related to one of these locations. We are carefully evaluating this matter, and we intend to vigorously defend ourselves. No amounts have been accrued for either of these locations since we have been negotiating various options that we believed would be acceptable.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

                                                      THREE MONTHS ENDED
                                                ------------------------------
                                                MARCH 31, 2003   APRIL 1, 2002
                                                --------------   -------------
     Revenue                                         100.0%          100.0%

     RESTAURANT OPERATING EXPENSES:
     Cost of sales                                    27.5            27.4
     Payroll and benefits                             30.8            31.0
     Depreciation and amortization                     3.8             3.3
     Other operating expenses                         29.6            28.6
                                                     -----           -----
     Total restaurant operating expenses              91.7            90.3
                                                     -----           -----

     Income from restaurant operations                 8.3             9.7

     OTHER OPERATING EXPENSES:
     Amortization of intangible assets                 0.3             0.2
     General and administrative expenses               3.7             3.9
     Preopening expenses                               0.3             0.8
     New manager training expenses                     0.2             0.2
                                                     -----           -----
     Operating income                                  3.9             4.6
     Interest expense and other, net                   2.0             1.8
                                                     -----           -----
     Net income before income taxes                    1.9             2.8
     Income taxes                                       --             0.5
                                                     -----           -----
     Net income                                        1.9%            2.3%
                                                     =====           =====

THREE  MONTHS ENDED MARCH 31,  2003,  COMPARED  WITH THREE MONTHS ENDED APRIL 1,
2002

Revenues are exclusively derived from the sales of food and beverages at our restaurants. Revenues for the three months ended March 31, 2003, increased by 4.1% to $57,586,000 compared with $55,329,000 for the comparable quarter in 2002. The increase for the three months ended March 31, 2003, from the comparable quarter in 2002 resulted from the opening of seven new restaurants since the first quarter of 2002. Same-store sales decreased to 1.2% for the quarter compared with an increase of 2.4% for the comparable quarter in 2002. The same-store sales decline was a result of lower customer traffic due to soft economic conditions in our key markets and uncertainties surrounding the geopolitical environment.

Cost of sales includes the cost of food and beverages and as a percentage of revenue increased to 27.5% for the three months ended March 31, 2003, compared with 27.4% for the comparable quarter in 2002. The increase in cost of sales from the comparable period in 2002 was primarily a result of increased meat and seafood costs related to our T.G.I. Friday's promotions and higher beverage costs related to the introduction of a new wine list and various happy hour promotions during the quarter. These increases were offset by lower poultry, produce, and grocery costs resulting from product mix changes and overall supply chain purchasing efficiencies.

Payroll and benefit costs consist of restaurant management salaries, hourly payroll expenses and other payroll related benefits. Payroll and benefits expenses decreased as a percentage of revenue to 30.8% for the three months ended March 31, 2003, compared with 31.0% for the comparable quarter in 2002. These decreases were a result of lower labor costs related to improvements in labor efficiencies at the newer Bamboo Club restaurants. Labor costs of new restaurants are higher during the initial four to six months of operation.

Depreciation and amortization expense before income from restaurant operations includes depreciation of restaurant property and equipment and amortization of franchise fees and liquor licenses. Depreciation and amortization expense as a percentage of revenue was 3.8% for the three months ended March 31, 2003, compared with 3.3% for the comparable quarter in 2002. This increase was primarily a result of depreciation related to asset acquisitions for new stores and accelerated depreciation for a California location where the lease will not be renewed during 2003. These increases were offset partially by the reduction in depreciation as a result of asset impairments during the third and fourth quarters of 2002. This increase was also the result of higher amortization related to the higher cost of liquor licenses at some of our Bamboo Club restaurants.

Other operating expenses include various restaurant-level costs. Other operating expenses increased as a percentage of revenue to 29.6% for the three months ended March 31, 2003, from 28.6% for the comparable quarter in 2002. The increased  costs  were  principally  due to  increased  marketing  fees  paid to
Carlson's Restaurants Worldwide for T.G.I. Friday's advertising. We also experienced higher costs in workers' compensation and general liability insurance as a result of higher rates in 2003 and higher rent costs for our Bamboo Club locations.

Depreciation and amortization after income from restaurant operations includes depreciation of corporate property and equipment and amortization of bank financing fees and franchise area goodwill, as applicable. Depreciation and amortization increased as a percentage of revenue to 0.3% for the three months ended March 31, 2003, from 0.2% for the comparable quarter in 2002. This increase was primarily a result of additional depreciation related to new point-of-sale software we purchased in the third quarter of 2002 and the amortization of franchise area goodwill.

General and administrative expenses are expenses associated with corporate and administrative functions that support development and restaurant operations and provide infrastructure to support future growth. These costs consist primarily of management and staff salaries, employee benefits, travel, legal and professional fees, and technology. General and administrative expenses decreased as a percentage of revenue to 3.7% for the three months ended March 31, 2003, from 3.9% for the comparable quarter in 2002. The decreases were primarily due to a reduction in salaries, benefits, travel, and moving costs related to Bamboo Club restaurants resulting from the slow-down in our development schedule. These decreases were also the result of a focused cost-reduction effort implemented in the fourth quarter of 2002 in order to reduce costs in 2003. However, we anticipate higher costs later in the year related to compliance with the Sarbanes-Oxley Act and related new SEC regulations.

Preopening expenses are costs incurred prior to opening a new restaurant and consist primarily of manager salaries, and relocation and training costs. Historically, we have experienced variability in the amount and percentage of revenues attributable to preopening expenses. We typically incur the most significant portion of preopening expenses associated with a given restaurant within the two months immediately preceding and in the month the restaurant opens. Preopening expenses decreased as a percentage of revenue to 0.3% for the three months ended March 31, 2003, from 0.8% for the comparable quarter in 2002. The decrease was a result of the timing of new store openings in 2003 compared to 2002. Expenses during the quarter ended March 31, 2003 were principally related to one Bamboo Club location (Aventura, Florida) opened in January and one Bamboo Club location (Novi, Michigan) opened in May 2003, versus expenses incurred during the comparable quarter in 2002 for four new store openings during the second quarter of that year.

New manager training expenses are those costs incurred in training newly hired or promoted managers. New manager training expenses remained constant at 0.2% of revenue for the three months ended March 31, 2003, and for the comparable quarter in 2002 as a result of expenses related to one store opening during the first quarter of 2003 and a second location opened in May 2003 as compared to expenses incurred during the comparable quarter in 2002 for four new stores opened during the second quarter of that year.

We manage four T.G.I. Friday's restaurants, under the management agreement, we are entitled to a management fee if certain cash flow levels are achieved. Based on the cash flow provisions of the management agreements, we did not record any management fee income for the quarter ended March 31, 2003.

Interest expense was 2.0% of revenue for the three months ended March 31, 2003, compared with 1.8% for the comparable quarter in 2002. Interest expense increases were attributable to the additional financing of $4,205,000 from Bank of America since April 1, 2002. This increase was partially offset by more favorable interest rates on our variable interest rate debt combined with refinancing of a portion of our higher rate debt.

We did not record an income tax provision during the period ended March 31, 2003, due to the utilization of operating losses and tax loss and credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Our current liabilities exceed our current assets due in part to cash expended on our development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days. At March 31, 2003, we had a working capital deficit of approximately $14,647,000 and a cash balance of $4,031,000 compared to a working capital deficit of $15,028,000 and a cash balance of $5,621,000 at December 30, 2002.

Net cash flows from operating activities were $1,142,000 for the quarter ended March 31, 2003, compared with $30,000 for the comparable quarter in 2002.

We use cash primarily to fund operations and to develop and construct new restaurants. Net cash used in investing activities, which we used primarily to fund property and equipment purchases for our new restaurants, was $1,819,000 for the quarter ended March 31, 2003, compared with $4,816,000 for the comparable quarter in 2002.

We opened one new Bamboo Club restaurant in January 2003. Subsequent to the end of the quarter, we opened a second Bamboo Club location in Novi, Michigan. We have plans to open two additional restaurants during 2003, one T.G.I. Friday's at Desert Ridge Mall, Phoenix, Arizona and one new Bamboo Club in the same development. The stores under construction will be funded primarily from cash on hand and operating cash flow.

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

We estimate our total cost of opening a new Bamboo Club restaurant ranges from $1,625,000 to $1,800,000, exclusive of annual operating expenses. These costs include approximately (a) $900,000 to $1,000,000, net of a reduction for landlord's contribution, for building improvements and permits, including liquor licenses, (b) $550,000 to $600,000 for furniture, fixtures, and equipment, and
(c) $175,000 to $200,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies. We are currently developing plans for a free-standing Bamboo Club restaurant and anticipate that this cost will be in excess of the preceding averages. Actual costs for future openings may vary significantly, depending on a variety of factors.

Net cash used in financing activities was $913,000 for the quarter ended March 31, 2003, compared with net cash provided by financing of $3,427,000 for the comparable quarter in 2002. Financing activities for the three months ended March 31, 2003, represented the normal principal amortization of debt. Financing activities for the three months ended April 1, 2002 consisted principally of long-term borrowing and proceeds received for the exercise of employee stock options, offset by the repayment of debt.

As of March 31, 2003, we had long-term debt of $54,587,000, including a current portion of $3,712,000.

In October 2002, we secured a $15 million financing commitment through GE Franchise Finance. The terms include $6 million for financing of equipment and leasehold improvements for the seven Bamboo Clubs already open and approximately $9 million for new Bamboo Club development. At March 31, 2003, there were no amounts borrowed under this commitment.

We are currently in negotiations with Bank of America to finance the T.G.I. Friday's location being built at Desert Ridge Mall, Arizona.

All of our loan agreements contain various financial covenants that are measured at the end of each quarter. At March 31, 2003, we met all of the financial covenants for all debt agreements. If economic trends worsen, the new restaurant development planned in 2003 and any resulting borrowings to finance the cost of building these new restaurants could result in our violation of one or more of these covenants with any one of our lenders at the end of the second quarter of 2003. We believe we will remain in compliance with our current debt agreements or will receive the necessary modifications, if needed, to our debt covenants.

Our recent operations have been negatively impacted by the economic slow-down, and resulting same-store sales declines, and the uncertainties surrounding the geopolitical environment, including the Iraqi war. As a result, we have reduced new store development, and cancelled certain leases on locations where construction has not yet begun to reduce the need for capital. During the fourth quarter 2002, we accrued lease cancellation charges of $665,000 for three Bamboo Club locations that we elected not to open and $1,300,000 for one location where we decided to cancel a lease early. During the quarter ended March 31, 2003, we paid $165,000 of the accrued amount as settlement for one of those Bamboo Club locations. We did not accrue any additional amounts related to any of these locations during the quarter ended March 31, 2003.

We recently opened two new Bamboo Club restaurants, one in Aventura, Florida in January 2003, and a second location in Novi, Michigan on May 7, 2003; we plan to open an additional Bamboo Club restaurant during the fourth quarter of 2003. Other than the one T.G.I. Friday's we currently have under construction (Desert Ridge Mall, Arizona), we do not anticipate building additional T.G.I. Friday's during 2003. Our development agreement, however, requires us to develop five T.G.I. Friday's locations in 2003. We believe, however, based on amendments and waivers received in prior years, that we will receive the appropriate waivers for 2003.

Based on limitations as a result of our debt covenants, at March 31, 2003, we had no significant borrowing capabilities under any of our debt agreements. We believe, however, that our current cash resources, the new financing commitment through GE Capital Franchise Finance, and expected cash flows from operations will be sufficient to fund our planned development during the next 12 months. We may need to obtain capital to fund additional growth beyond 2003. Potential sources of such capital include bank financing, strategic alliances, sales of certain assets and additional offerings of our equity or debt securities. We cannot provide assurance that such capital will be available from these or other potential sources. Continued depressed economic conditions could prevent us from having the cash availability to fund new restaurant development, which could have a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2003, we were participating in three derivative financial instruments for which fair value disclosure is required under Statement of Financial Accounting Standards No. 133. The fair value liability of the interest rate swap agreements discussed in note 5 decreased to $2,608,686 using "hedge accounting" per SFAS No. 133.

Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made at variable interest rates of 3.20% over LIBOR, 2.75% over LIBOR, and 2.65% over "30-Day Dealer Commercial Paper Rates." At March 31, 2003, we had outstanding borrowings on these loans of approximately $32,308,844. Our net interest expense for the quarter ended March 31, 2003 was $1,154,000. A one percent variation on any of the variable rates would have increased or decreased our total interest expense by approximately $80,750 for the quarter.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not involved in any material legal proceedings as of March 31, 2003.

On May 13, 2003, we were named in a lawsuit for non-performance under a lease agreement for a Bamboo Club location in Raleigh, North Carolina. We have been in discussions about this site with the leasing agent for many months. The lawsuit seeks both specified and unspecified damages for unpaid rent and associated costs and other claims, including fraud, and seeks injunctive relief, amounting to more than $4 million. We are carefully evaluating this matter, and we intend to vigorously defend ourselves.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Our Board of Directors elected to increase the number of members of the Board of Directors. Effective May 6, 2003 the Board appointed Kenda B. Gonzales as a new independent member of the Board of Directors. Ms. Gonzales was also appointed to the Audit Committee.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.42 Employment contract of the Chief Financial Officer of the Registrant

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

                                        MAIN STREET AND MAIN INCORPORATED


Dated: May 15, 2003                     /s/ Bart A. Brown,  Jr.
                                        ----------------------------------------
                                        Bart A. Brown, Jr.
                                        Chief Executive Officer


Dated: May 15, 2003                     /s/ Michael Garnreiter
                                        ----------------------------------------
                                        Michael Garnreiter
                                        Executive Vice President, CFO, and
                                        Treasurer

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


                                        /s/ Michael Garnreiter
                                        ----------------------------------------
                                        Michael Garnreiter
                                        Chief Financial Officer