Form 10-Q
period 2003-06-30
MAIN STREET & MAIN INC
filed 2003-08-14
CIK 847466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PUSRSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File Number: 000-18668

MAIN STREET AND MAIN INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE	11-2948370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5050 N. 40TH STREET, SUITE 200, PHOENIX, ARIZONA 85018

(Address of principal executive offices) (Zip Code)

(602) 852-9000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of common stock, $.001 par value, of registrant outstanding at August 11, 2003: 14,142,000

MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES

MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Data)

	June 30, 2003	December 30, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,954	$5,621
Accounts receivable, net	1,705	1,997
Inventories	2,742	2,832
Prepaid expenses	2,533	2,104
Total current assets	10,934	12,554
Property and equipment, net	71,396	71,265
Other assets, net	2,375	2,449
Goodwill, net	22,995	22,995
Franchise fees, net	3,088	3,132
Total assets	$110,788	$112,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,795	$3,502
Accounts payable	5,500	8,073
Other accrued liabilities	16,344	16,007
Total current liabilities	25,639	27,582
Long-term debt, net of current portion	49,872	51,998
Other liabilities and deferred credits	3,509	3,205
Total liabilities	79,020	82,785

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized; no shares issued and outstanding in 2003 and 2002	—	—
Common stock, $.001 par value, 25,000,000 shares authorized; 14,142,000 shares issued and outstanding in 2003 and 2002	14	14
Additional paid-in capital	53,927	53,927
Accumulated deficit	(19,209)	(21,827)
Other comprehensive loss	(2,964)	(2,504)
Total stockholders’ equity	31,768	29,610
Total stockholders’ equity and liabilities	$110,788	$112,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	(unaudited)
	June 30, 2003	July 1, 2002

Revenue	$60,110	$57,898

Restaurant operating expenses
Cost of sales	15,888	15,775
Payroll and benefits.	18,654	18,032
Depreciation and amortization	2,083	1,935
Other operating expenses	18,143	16,852
Total restaurant operating expenses	54,768	52,594

Income from restaurant operations	5,342	5,304

Depreciation and amortization of intangible assets	149	85
General and administrative expenses	2,224	2,378
Preopening expenses	358	440
New manager training expenses	69	90
Impairment charges and other	25	—

Operating income	2,517	2,311

Interest expense and other, net	971	770

Net income before income tax	1,546	1,541

Income tax expense	—	277

Net Income	$1,546	$1,264

Basic earnings per share Net Income.	$0.11	$0.09

Diluted earnings per share Net Income	$0.11	$0.08

Weighted average number of shares outstanding — Basic	14,142	14,084

Weighted average number of shares outstanding — Diluted	14,142	15,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Six Months Ended
	(unaudited)
	June 30, 2003	July 1, 2002

Revenue	$117,696	$113,227

Restaurant operating expenses
Cost of sales	31,746	30,958
Payroll and benefits	36,352	35,166
Depreciation and amortization	4,268	3,767
Other operating expenses	35,217	32,684
Total restaurant operating expenses	107,583	102,575

Income from restaurant operations	10,113	10,652

Depreciation and amortization of intangible assets	298	176
General and administrative expenses	4,360	4,542
Preopening expenses	523	882
New manager training expenses	165	218
Impairment charges and other	25	—

Operating income	4,742	4,834

Interest expense and other, net	2,125	1,736

Net income before income tax	2,617	3,098

Income tax expense	—	566

Net income	$2,617	$2,532

Basic earnings per share Net income	$0.19	$0.18

Diluted earnings per share Net income	$0.19	$0.17

Weighted average number of shares outstanding — Basic	14,142	14,069

Weighted average number of shares outstanding — Diluted	14,142	15,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended
	(unaudited)

	June 30, 2003	July 1, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,617	$2,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,566	3,943
Changes in assets and liabilities:
Accounts receivable, net	292	1,020
Inventories	90	(275)
Prepaid expenses	(429)	(374)
Other assets, net	(17)	(845)
Accounts payable	(2,573)	(5,236)
Other accrued liabilities and deferred credits	182	1,324
Cash provided by operating activities	4,728	2,089
CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment	(4,512)	(7,810)
Cash paid to acquire franchise rights	(50)	(50)
Cash used in investing activities	(4,562)	(7,860)
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings	—	7,435
Principal payments on long-term debt	(1,833)	(2,528)
Proceeds received from the exercise of stock options	—	244
Cash provided (used) by financing activities	(1,833)	5,151

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,667)	(620)
CASH AND CASH EQUIVALENTS, BEGINNING	5,621	9,466
CASH AND CASH EQUIVALENTS, ENDING	$3,954	$8,846

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	3	47
Cash paid during the period for interest	$2,388	$1,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIN STREET AND MAIN INCORPORATED

Notes to Condensed Consolidated Financial Statements

June 30, 2003

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

We operate on fiscal quarters of 13 weeks.   The results of operations for the six months ended June 30, 2003, are not necessarily indicative of the results to be expected for a full year.

2.  Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends prior statements to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. We did not adopt the cost recognition method of recording stock-based employee compensation under SFAS No. 123, which adoption was and remains optional.

Had compensation cost for stock options awarded under these plans been determined consistent with SFAS No. 123, our net income and earnings per share would have reflected the following pro forma amounts:

	Three Months Ended		Six Months Ended
	June 30, 2003	July 1, 2002	June 30, 2003	July 1, 2002
Net Income:
As Reported	$1,546	$1,264	$2,617	$2,532
Pro forma	$1,284	$1,063	$2,113	$2,130

Basic Earnings Per Share:
As Reported	$0.11	$0.09	$0.19	$0.18
Pro forma	$0.09	$0.08	$0.15	$0.15

Diluted Earnings Per Share:
As Reported	$0.11	$0.08	$0.19	$0.17
Pro forma	$0.09	$0.07	$0.15	$0.14

The weighted average fair value at the date of grant for options granted during fiscal 2003 was estimated using the Black-Scholes pricing model with the following assumptions: weighted average risk-free interest rate of 3.15%; weighted average volatility of 64.49%; expected life of 4 years; and no dividends.

The weighted average fair value at the date of grant for options granted during fiscal 2002 was estimated using the Black-Scholes pricing model with the following assumptions: weighted average risk-free interest rate of 2.73%; weighted average volatility of 53.72%; expected life of 4 years; and no dividends.

On June 17, 2003, we issued approximately 315,000 options to directors, management, and key employees with an exercise price of $2.17 per share, the fair market value of our common stock on the date of grant.

3.  Income Taxes

We did not record an income tax provision for the quarters ended March 31, 2003 and June 30, 2003, due to the utilization of net operating loss and tax credit carryforwards.

4.  New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”.  For purposes of this Statement, an exit activity includes, but is not limited to, a restructuring as that term is defined in IAS 37, “Provisions, Contingent Liabilities, and Contingent Assets,” and lease terminations.  The Statement is effective for exit or disposal activities initiated after December 31, 2002.  Duing the quarter ended March 31, 2003, we adopted the provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. We also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The adoption of FIN 45 did not have a material effect on our consolidated financial statements.

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

On May 15, 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer.  Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  We will adopt the provisions of the Statement on July 1, 2003. We do not have any outstanding financial instruments within the scope of the Statement.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from Vendors.  EITF Issue No. 02-16 provides guidance as to the classification and timing of recognition of supplier rebates in the results of operations of the customer or reseller receiving the rebate.  In accordance with Issue No. 02-16, we record vendor rebates as a reduction of cost of sales when the rebates are received.

5.  Derivative Instruments and Hedge Activity

As of June 30, 2003, we had three interest rate swap agreements.  We have only limited involvement with derivative financial instruments and do not use them for trading purposes.    We utilize interest rate swap agreements to hedge the effects of fluctuations in interest rates related to our long-term debt instruments.  Amounts receivable or payable due to settlement of the interest rate swap agreements are recognized as interest expense on a monthly basis.  A mark-to-market adjustment is recorded as a component of stockholders’ equity to reflect the fair value of the interest rate swap agreements.  We discontinue hedge accounting prospectively if we determine that the derivative is no longer effective.

The aggregate notional value of our swap agreements was $27,212,000 as of June 30, 2003. All of our swap agreements qualify as cash flow hedges in accordance with SFAS No. 133. On a periodic basis, we adjust the fair market value of the swap agreements on the balance sheet and offset the amount of the change to other comprehensive income.  As of June 30, 2003, the fair value liability of the interest rate swaps was $2,964,288.

6.  Lease Termination Costs

We have entered into negotiations to exit five signed leases for Bamboo Club locations where we have not yet built a restaurant.  We accrued $665,000 for three locations at December 30, 2002.  Negotiations for the other two locations had not yet begun.  During the six months ended June 30, 2003, we settled two locations for approximately $378,000 (of the three locations for which amounts were accrued at December 30, 2002), formally canceling the leases.  We expensed $25,000 in advanced rents for a fourth location which is still being negotiated.  We expect to record additional amounts related to this location upon settlement, and we have offered approximately $200,000 to terminate the lease.  The lease on the final location was the basis of a lawsuit brought by the landlord in May 2003.  Subsequent to the end of the quarter ended June 30, 2003, a settlement of this lawsuit was agreed to by all parties.  This agreement is discussed in more detail elsewhere in this Form 10-Q.

In addition, we are negotiating a possible sublease of one of our locations.  If we complete the contemplated transaction and exit our restaurant operation, we would be required to record the excess rent expense over the collected sublease revenue.

7.  Comprehensive Income

Our comprehensive income consists of net income and adjustments to derivative financial instruments.  The components of comprehensive income are as follows (in thousands):

Six Months Ended

	June 30, 2003	July 1, 2002
Net income	$2,617	$2,532
Other comprehensive income, net of taxes:
Derivative income, net of taxes of $0 and $394 for the periods ended June 30, 2003 and July 1, 2002, respectively	(460)	(591)
Comprehensive income	$2,157	$1,941

8.  Earnings per Share

The following table sets forth basic and diluted earnings per share, or EPS, computations for the three and six months ended June 30, 2003, and July 1, 2002 (in thousands, except per share amounts):

	Three Months Ended
	June 30, 2003			July 1, 2002
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$1,546	14,142	$0.11	$1,264	14,084	$0.09

Effect of stock options and warrants	—	—	—	—	1,174	—
Diluted	$1,546	14,142	$0.11	$1,264	15,258	$0.08

	Six Months Ended
	June 30, 2003			July 1, 2002
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$2,617	14,142	$0.19	$2,532	14,069	$0.18

Effect of stock options and warrants	—	—	—	—	937	—
Diluted	2,617	14,142	$0.19	$2,532	15,006	$0.17

The assumed exercise of all of our outstanding stock options and warrants covering approximately 3,910,000 and 3,844,000 shares for the three months and six months ended June 30, 2003, respectively, have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. For the three and six months  ended July 1, 2002, approximately 231,000 and 361,000 of our outstanding stock options and warrants were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

9.  Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.  Effective January 1, 2003, we began charging the costs of training new managers related to the replacement of existing managers to the payroll and benefits account.  In previous years, this expense was included in the new manager training account.

10. Events subsequent to the quarter ended June 30, 2003

Subsequent to June 30, 2003, we completed the sale of three of our T.G.I. Friday’s restaurants in Sacramento, California to Capital City Restaurants, Inc.  The net sales price of $6.8 million included the sale of all assets of the three operating restaurants and the related specific franchise territory.  The sales price was paid partially with notes of $2.2 million with various principal payments through 2010, and the balance of $4.6 million in cash.  After the payment of debt, payables related to these locations and transaction expenses, we expect to realize approximately $3.4 million in net cash.  Also, we expect to record a gain on sale of approximately $3.8 million before consideration of income taxes, if any.

On May 13, 2003, we were named in a lawsuit for non-performance under a lease agreement for a Bamboo Club location in Raleigh, North Carolina.  A settlement of this lawsuit has been agreed to by all parties and is in the process of being reduced to writing.  The settlement will, among other things, obligate us to open this location by December 31, 2003, reduce the lease term from 15 to 10 years, and result in our paying up to $100,000 of the landlord’s attorneys fees.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements, including statements regarding our business strategies, our business, and the industry in which we operate. These forward-looking statements are based primarily on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These forward-looking statements include those regarding anticipated restaurant openings, anticipated costs and sizes of future restaurants, and the adequacy of anticipated sources of cash to fund our future capital requirements. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in our Form 10-K for the year ended December 30, 2002, as filed with the Securities and Exchange Commission.  Words such as “believes,” “anticipates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Overview

As of June 30, 2003, we owned 61 and managed four T.G.I. Friday’s restaurants, owned ten Bamboo Club restaurants, and owned five Redfish Seafood Bar and Grill restaurants.  In addition, we own and operate one Alice Cooper’stown restaurant pursuant to a license agreement we entered into with Celebrity Restaurants, L.L.C., the owner of the exclusive rights to operate Alice Cooper’stown restaurants and which operates one such restaurant in Phoenix, Arizona.

T.G.I. Friday’s restaurants are full-service, casual dining establishments featuring a wide selection of freshly prepared, popular foods and beverages served by well-trained, friendly employees in relaxed settings. Bamboo Club restaurants are full-service, fine dining, upscale restaurants that feature an extensive and diverse menu of innovative and tantalizing Pacific Rim cuisine.  Redfish Seafood Bar and Grill restaurants are full-service, casual dining restaurants that feature a broad selection of New Orleans style fresh seafood, Creole and seafood cuisine, and traditional southern dishes, as well as a “Voodoo” style lounge, all under one roof. Alice Cooper’stown restaurants are rock and roll and sports themed restaurants and feature a connection to the music celebrity Alice Cooper.

Our strategy is to capitalize on the brand-name recognition and goodwill associated with T.G.I. Friday’s restaurants and expand our restaurant operations through development of additional T.G.I. Friday’s restaurants in our existing development territories and the development of additional Bamboo Club restaurants in major metropolitan areas throughout the United States.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require us to make our most difficult, subjective, or complex judgments, form the basis for the accounting policies deemed to be most critical to our operations.  These critical accounting policies relate to the valuation and amortizable lives of long-lived assets, asset write-offs or asset impairments, goodwill, and to other identifiable intangible assets, valuation of deferred tax assets, reserves related to self-insurance for workers’ compensation and general liability, and recognition of stock-based employee compensation.  For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended December 30, 2002, included in our Form  10-K.  These policies are summarized as follows:

(1) We periodically perform asset impairment analysis of long-lived assets related to our restaurant locations, goodwill, and other identifiable intangible assets. We perform these tests whenever we experience a “triggering” event, such as a decision to close a location, a major change in the location’s operating environment, or another event that might impact our ability to recover our asset investment if the location was one that was acquired.

(2)  Periodically we record (or reduce) the valuation allowance against our deferred tax assets to the amount that is more likely than not to be realized, based upon recent past financial performance, tax reporting positions and expectations of future taxable income.

(3) We use an actuarial-based methodology utilizing our historical experience factors to periodically adjust self-insurance reserves for workers’ compensation and general liability claims and settlements.  Estimated costs are accrued on a monthly basis and progress against this estimate is reevaluated based upon actual claim data received each quarter.

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

During the fourth quarter of 2002, we accrued lease cancellation charges of $665,000 for three Bamboo Club locations that we elected not to open and $1,300,000 for one location where we decided to cancel a lease early.  During the six months ended June 30, 2003, we paid approximately $378,000 of the accrued amount as settlements for two of those Bamboo Club locations.  In addition, we wrote off $25,000 in advanced rent payments in the second quarter of 2003 for another location where negotiations about the actual termination amounts continue.

In addition to the locations discussed in the preceding paragraph, there is one other location that was being evaluated and negotiated. However, on May 13, 2003, we were notified that we were named in a lawsuit for non-performance under the lease related to this location.  On August 7, 2003, a settlement of this lawsuit was agreed to by all parties and is in the process of being reduced to writing.  The settlement will, among other things, obligate us to open this location by December 31, 2003, reduce the lease term from 15 to 10 years, and result in our paying up to $100,000 of the landlord’s attorneys fees.

In addition, we periodically evaluate our assets for impairment.  One of our Bamboo Club locations is currently being evaluated for impairment, based upon its past financial performance and on the current results of this summer.   We are monitoring this location closely and we may record an impairment write-down on this location in a future period.

Results of Operations

The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

	Three Months Ended		Six Months Ended
	June 30, 2003	July 1, 2002	June 30, 2003	July 1, 2002

Revenue	100.0%	100.0%	100.0%	100.0%

Restaurant Operating Expenses:
Cost of sales	26.4	27.3	27.0	27.3
Payroll and benefits	31.0	31.1	30.9	31.1
Depreciation and amortization	3.5	3.3	3.6	3.3
Other operating expenses	30.2	29.1	29.9	28.9
Total restaurant operating expenses	91.1	90.8	91.4	90.6

Income from restaurant operations	8.9	9.2	8.6	9.4

Other Operating Expenses:
Amortization of intangible assets	0.2	0.2	0.3	0.2
General and administrative expenses	3.7	4.1	3.7	4.0
Pre-opening expenses	0.6	0.8	0.4	0.8
New manager training expenses	0.1	0.2	0.1	0.2
Operating income	4.2	3.9	4.0	4.2
Interest expense and other, net	1.6	1.3	1.8	1.5
Net income before income taxes	2.6	2.6	2.1	2.7
Income taxes	—	0.5	—	0.5
Net income	2.6%	2.1%	2.2%	2.2%

Three and six months ended June 30, 2003, compared with three and six months ended July 1, 2002

Revenues are exclusively derived from the sales of food and beverages at our restaurants.   Revenues for the three months ended June 30, 2003, increased by 3.8% to $60.1 million compared with $57.9 million for the comparable quarter in 2002.   Revenue for the six months ended June 30, 2003, increased by 4.0% to $117.7 million compared with $113.2 million for the comparable period in 2002. The increase for the three months ended June 30, 2003, from the comparable quarter in 2002 resulted from the opening of five new restaurants since the second quarter of 2002.  We had a same-store sales increase of 1.3% for the quarter compared with an increase of 1.5% for the comparable quarter in 2002.  For the six months ended June 30, 2003, we had a same-store sales increase of 0.1% compared to an increase of 1.9% for the comparable period in 2002. The same-store sales increase was a result of higher customer traffic driven by improving economic conditions and television advertising for our T.G.I. Friday’s brand, and increases in pricing of certain products primarily in California near the end of the first quarter.

Cost of sales includes the cost of food and beverages and as a percentage of revenue decreased to 26.4% for the three months ended June 30, 2003 compared with 27.3% for the comparable quarter in 2002.  For the six months ended June 30, 2003, cost of sales as a percentage of revenue decreased to 27.0% compared to 27.3% for the comparable period in 2002.  The decrease in cost of sales from the comparable period in 2002 was primarily the result of decreases in poultry and meat prices related to lower product costs and pricing changes.  These decreases were also attributable to promotional driven product mix changes during the six month period ended June 30, 2003.

Payroll and benefit costs consist of restaurant management salaries, hourly payroll expenses and other payroll related benefits.  Payroll and benefits expenses decreased as a percentage of revenue to 31.0% for the three months ended June 30, 2003 compared with 31.1% for the comparable quarter in 2002.  For the six months ended June 30, 2003, payroll and benefits decreased as a percentage of revenue to 30.9% compared to 31.1% for the comparable period in 2002.  These decreases were a result of lower labor costs related to improvements in labor efficiencies at the newer Bamboo Club restaurants.  Labor costs of new restaurants are higher during the initial four to six months of operation.

Depreciation and amortization expense included in income from restaurant operations is comprised of depreciation of restaurant property and equipment and amortization of franchise fees and liquor licenses.  Depreciation and amortization expense as a percentage of revenue was 3.5% for the three months ended June 30, 2003, compared with 3.3% for the comparable quarter in 2002.  For the six months ended June 30, 2003, depreciation and amortization increased to 3.6% compared to 3.3% for comparable period in 2002.  This increase was primarily a result of depreciation related to asset acquisitions for new stores and accelerated depreciation for a California location where the lease will not be renewed during 2003.  These increases were offset partially by the reduction in depreciation as a result of asset impairments during the third and fourth quarters of 2002.

Other operating expenses include various restaurant-level costs such as occupancy costs (rent, taxes and CAM), utilities, marketing costs and general liability and workers’ compensation costs.  Other operating expenses increased as a percentage of revenue to 30.2% for the three months ended June 30, 2003, from 29.1% for the comparable quarter in 2002.   For the six months ended June 30, 2003, other operating expenses increased as a percentage of revenue to 29.9% compared to 28.9% for the comparable period in 2002.  The increased costs were principally due to increased marketing fees paid to Carlson’s Restaurants Worldwide for T.G.I. Friday’s advertising.  We also experienced increases in occupancy expense related to higher rent costs for our Bamboo Club locations and higher utility costs, principally in California.

Depreciation and amortization of intangibles included in other operating expenses is comprised of depreciation of corporate property and equipment and amortization of bank financing fees and franchise area goodwill, as applicable. Depreciation and amortization as a percentage of revenue remained constant at 0.2% for both the three months ended June 30, 2003, and July 1, 2002.  For the six months ended June 30, 2003, depreciation and amortization increased to 0.3% of revenue compared to 0.2% for the comparable period in 2002. This increase was primarily a result of additional depreciation related to new point-of-sale software we purchased in the third quarter of 2002 and the amortization of franchise area goodwill.

General and administrative expenses are expenses associated with corporate and administrative functions that support development and restaurant operations and provide infrastructure to support future growth.  These costs consist primarily of management and staff salaries, employee benefits, travel, legal and professional fees, and technology.  General and administrative expenses decreased as a percentage of revenue to 3.7% for the three months ended June 30,

2003, from 4.1% for the comparable quarter in 2002.  For the six months ended June 30, 2003, general and administrative expenses decreased as a percentage of revenue to 3.7% compared to 4.0% for the comparable period in 2002.  The decreases were primarily due to a reduction in salaries, benefits, travel, and moving costs related to Bamboo Club restaurants resulting from the slow-down in our development schedule.  These decreases were also the result of a focused cost-reduction effort implemented in the fourth quarter of 2002.  However, we anticipate higher costs later in the year related to compliance with the Sarbanes-Oxley Act and related new SEC regulations.

Preopening expenses are costs incurred prior to opening a new restaurant and consist primarily of manager salaries and relocation and training costs.  Historically, we have experienced variability in the amount and percentage of revenues attributable to preopening expenses.  We typically incur the most significant portion of preopening expenses associated with a given restaurant in the two months immediately preceding opening and in the month the restaurant opens. Preopening expenses decreased as a percentage of revenue to 0.6% for the three months ended June 30, 2003, from 0.8% for the comparable quarter in 2002.   For the six months ended June 30, 2003, preopening expenses decreased as a percentage of revenue to 0.4% compared to 0.8% for the comparable period in 2002.  The decreases were the result of fewer new restaurant openings in 2003 compared to 2002.

New manager training expenses are those costs incurred in training newly hired or promoted managers.  For the three months ended June 30, 2003, new manager training expenses decreased to 0.1% of revenue compared to 0.2% for the comparable period in 2002.  For the six months ended June 30, 2003, new manager training expenses decreased as a percentage of revenue to 0.1% compared to 0.2% for the comparable period in 2002.  The decreases were the result of fewer new restaurant openings in 2003 compared to 2002.

We manage four T.G.I. Friday’s in Northern California. Under the management agreement, we are entitled to a management fee if certain cash flow levels are achieved.  Based on the cash flow provisions of the management agreement, we did not record any management fee income for the first half of 2003 or for the comparable period in 2002.  In addition, we have reached an agreement with the owner of these restaurants to terminate the management agreement by the end of the year.  We do not anticipate that there will be any significant income or expense associated with this termination.

Interest expense was 1.6% of revenue for the three months ended June 30, 2003, compared with 1.3% for the comparable quarter in 2002.   For the six months ended June 30, 2003, interest expense increased to 1.8% of revenue compared to 1.5% for the comparable period in 2002.  Interest expense increases were attributable to the additional financing of $4,205,000 from Bank of America since April 1, 2002.   This increase was partially offset by more favorable interest rates on our variable interest rate debt combined with refinancing of a portion of our higher rate debt.

We did not record an income tax provision during the period ended June 30, 2003 due to the utilization of operating loss and tax credit carryforwards.

Liquidity and Capital Resources

Our current liabilities exceed our current assets due in part to cash expended on our development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days.  At June 30, 2003, we had a working capital deficit of approximately $14,705,000 and a cash balance of $3,954,000 compared to a working capital deficit of $15,028,000 and a cash balance of $5,621,000 at December 30, 2002.  We believe our cash flow is sufficient to pay our obligations as they come due in the ordinary course.

Net cash flows from operating activities were $4,728,000 for the six months ended June 30, 2003, compared with $2,089,000 for the comparable period in 2002.

We use cash primarily to fund operations, pay debt principal and interest, and develop and construct new restaurants.  Net cash used in investing activities, which we used primarily to fund property and equipment purchases for our new restaurants, was $4,562,000 for the quarter ended June 30, 2003, compared with $7,860,000 for the comparable period in 2002.

During the six month period ended June 30, 2003, we opened two new Bamboo Club restaurants, one in Aventura, Florida in January 2003 and one location in Novi, Michigan in May 2003. Additionally, during June 2003, we opened one T.G.I. Friday’s restaurant at Desert Ridge Mall, Phoenix, Arizona.  We have plans to open two additional Bamboo

Club in 2003, one at Desert Ridge Mall, Phoenix, Arizona and one in Raleigh, North Carolina. The restaurants under construction will be funded primarily from cash on hand and operating cash flow.

We estimate that our total cost of opening a new T.G.I. Friday’s restaurant currently ranges from $2,475,000 to $2,825,000, exclusive of annual operating expenses and assuming that we obtain the underlying real estate under a lease arrangement.  These costs include approximately (a) $1,650,000 to $2,000,000 for building, improvements, and permits, including liquor licenses, (b) $600,000 for furniture, fixtures, and equipment, (c) $175,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies, and (d) $50,000 for the initial franchise fee.  Actual costs, however, may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and employment markets.

We estimate our total cost of opening a new Bamboo Club restaurant ranges from $1,625,000 to $1,800,000, exclusive of annual operating expenses.  These costs include approximately (a) $900,000 to $1,000,000, net of a reduction for landlord’s contribution, for building improvements and permits, including liquor licenses, (b) $550,000 to $600,000 for furniture, fixtures, and equipment, and (c) $175,000 to $200,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies.  We are currently developing plans for a free-standing Bamboo Club restaurant and anticipate that this cost will be in excess of the preceding averages.  Actual costs for future openings may vary significantly, depending on a variety of factors.

Net cash used in financing activities was $1,833,000 for the six months ended June 30, 2003, compared with net cash provided by financing of $5,151,000 for the comparable period in 2002.  Financing activities for the six months ended June 30, 2003, represented the normal repayment of debt.  Financing activities for the six months ended July 1, 2002 consisted principally of long-term borrowing and proceeds received for the exercise of employee stock options, offset by the repayment of debt.

As of June 30, 2003, we had long-term debt of $53,667,000, including a current portion of $3,795,000.

In October 2002, we secured a $15 million financing commitment through GE Franchise Finance.  The terms include $6 million for financing of equipment and leasehold improvements for the seven Bamboo Club restaurants already open and approximately $9 million for new Bamboo Club development.  At June 30, 2003 there were no amounts borrowed under this commitment.

All of our loan agreements contain various financial covenants that are measured at the end of each quarter.  At June 30, 2003, we met all of the financial covenants for all debt agreements.  If economic trends worsen, the new restaurant development planned in 2003 and any resulting borrowings to finance the cost of building these new restaurants could result in our violation of one or more of these covenants with any one of our lenders at the end of the third quarter of 2003. We believe we will remain in compliance with our current debt agreements or will receive the necessary modifications, if needed, to our debt covenants.

Our recent operations have been negatively impacted by the economic slow-down, and resulting same-store sales declines, and the uncertainties surrounding the geopolitical environment, including the Iraqi war.  As a result, we have reduced new store development, and cancelled certain leases on locations where construction has not yet begun to reduce the need for capital.  During the fourth quarter of 2002, we accrued lease cancellation charges of $665,000 for three Bamboo Club locations that we elected not to open and $1,300,000 for one location where we decided to cancel a lease early.  During the six months ended June 30, 2003, we paid approximately $378,000 of the accrued amount as settlement for two of those Bamboo Club locations.  In June 2003, we wrote off $25,000 of advanced rent payments for a fourth Bamboo Club location where we plan to cancel the lease.  Negotiations continue and we cannot, at this time, determine our ultimate liability. A fifth Bamboo Club location in Raleigh, North Carolina has been the subject of litigation.  A settlement of this lawsuit has been agreed to by all parties and is in the process of being reduced to writing. The settlement will, among other things, obligate us to open this location by December 31, 2003, reduce the lease term from 15 to 10 years, and result in our paying up to $100,000 of the landlord’s attorneys fees.

We recently opened two new Bamboo Club restaurants, one in Aventura, Florida in January 2003 and one in Novi, Michigan in May 2003; we currently plan to open two additional Bamboo Club restaurants during the fourth quarter of 2003.  In June 2003, we opened a new T.G.I. Friday’s restaurant at Desert Ridge Mall, Arizona.  We do not anticipate building additional T.G.I. Friday’s during 2003. Our development agreement, however, requires us to develop five T.G.I. Friday’s locations in 2003. We believe, however, based on amendments and waivers received in prior years, that we will receive the appropriate waivers for 2003.

Based on limitations as a result of our debt covenants, at June 30, 2003, we had no significant borrowing capabilities under any of our debt agreements.  We believe, however, that our current cash resources, the new financing commitment through GE Franchise Finance, and expected cash flows from operations will be sufficient to fund our planned development during the next 12 months.  We may need to obtain capital to fund additional growth beyond 2003.  Potential sources of such capital include bank financing, strategic alliances, sales of certain assets and additional offerings of our equity or debt securities.  We cannot provide assurance that such capital will be available from these or other potential sources.  Continued depressed economic conditions could prevent us from having the cash availability to fund new restaurant development, which could have a material adverse effect on our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2003, we were participating in three derivative financial instruments for which fair value disclosure is required under Statement of Financial Accounting Standards No. 133.  The fair value liability of the interest rate swap agreements discussed in note 5 decreased to $2,964,288 using “hedge accounting” per SFAS No. 133.

Our market risk exposure is limited to interest rate risk associated with our credit instruments.  We incur interest on loans made at variable interest rates of 3.20% over LIBOR, 2.85% over LIBOR, and 2.90% over “30-Day Dealer Commercial Paper Rates.”  At June 30, 2003, we had outstanding borrowings on these loans of approximately $31,822,000.  Our net interest expense for the three and six month periods ended June 30, 2003 was $971,000 and $2,125,000, respectively.   A one percent variation in any of the variable rates would have increased or decreased our total interest expense by approximately $78,000 and $157,000 for the three and six-month periods ended June 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

During the fiscal quarter covered by this report, there have not been any changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 13, 2003, we were named in a lawsuit for non-performance under a lease agreement for a Bamboo Club location in Raleigh, North Carolina.  A settlement of this lawsuit has been agreed to by all parties and is in the process of being reduced to writing.  The settlement will, among other things, obligate us to open this location by December 31, 2003, reduce the lease term from 15 to 10 years, and result in our paying up to $100,000 of the landlord’s attorneys fees.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 17, 2003.  There were two proposals up for approval.  The results of voting are as follows:

1). The election of the entire Board of Directors:

Nominees	Votes In Favor	Votes Withheld

John F. Antioco	11,165,282	26,881
Bart A. Brown, Jr.	11,164,462	27,701
William G. Shrader	11,164,717	27,446
Jane Evans	11,163,647	28,516
John C. Metz	11,163,852	28,311
Debra Bloy	11,163,432	28,371
Wanda Williams	11,164,122	28,041
Kenda B. Gozales	11,165,282	26,881

2).  The ratification of the appointment of KPMG LLP as the Company’s independent auditors:

Votes in Favor	Votes Against	Abstain
11,168,482	16,142	7,539

ITEM 5.  OTHER INFORMATION

Effective June 17, 2003 our Board of Directors appointed Kenda B. Gonzales as the Chairman of the Audit Committee.  Ms. Gonzales is the designated “financial expert” of the Audit Committee.  Our Audit Committee has four members, all of who are considered independent.

Effective June 27, 2003, Debra Bloy resigned as a member of our Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

(1)	Report on Form 8-K dated May 8, 2003 furnishing Item 12 Results of Operation and Financial Condition disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street and Main Incorporated

Dated: August 12, 2003	/s/ Bart A. Brown, Jr.
Bart A. Brown, Jr.
Chief Executive Officer

Dated: August 12, 2003	/s/ Michael Garnreiter
Michael Garnreiter
Executive Vice President, CFO, and Treasurer