Form 10-Q
period 2003-09-29
MAIN STREET & MAIN INC
filed 2003-11-12
CIK 847466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2003

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

Yes ☐ No ☒

Number of shares of common stock, $.001 par value, of registrant outstanding at November 7, 2003: 14,142,000

MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES

MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Data)

	September 29, 2003	December 30, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,685	$5,621
Accounts receivable, net	1,520	1,997
Inventories	2,565	2,832
Prepaid expenses	1,900	2,104
Total current assets	10,670	12,554
Property and equipment, net	67,432	71,265
Other assets, net	2,202	2,449
Notes receivable, net	1,960	—
Goodwill	22,115	22,995
Franchise fees, net	2,758	3,132
Total assets	$107,137	$112,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,849	$3,502
Accounts payable	4,239	8,073
Other accrued liabilities	15,437	16,007
Total current liabilities	23,525	27,582
Long-term debt, net of current portion	48,177	51,998
Other liabilities and deferred credits	2,745	3,205
Total liabilities	74,447	82,785

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized; no shares issued and outstanding in 2003 and 2002	—	—
Common stock, $.001 par value, 25,000,000 shares authorized; 14,142,000 shares issued and outstanding in 2003 and 2002	14	14
Additional paid-in capital	53,927	53,927
Accumulated deficit	(18,972)	(21,827)
Accumulated other comprehensive loss	(2,279)	(2,504)
Total stockholders’ equity	32,690	29,610
Total stockholders’ equity and liabilities	$107,137	$112,395

The accompanying notes are an integral part of these condensed consolidated financial statements

MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	(unaudited)
	September 29, 2003	September 30, 2002

Revenue	$54,173	$54,026

Restaurant operating expenses
Cost of sales	14,334	15,145
Payroll and benefits	17,216	17,227
Depreciation and amortization	2,051	2,037
Other operating expenses	17,681	16,768
Total restaurant operating expenses	51,282	51,177

Income from restaurant operations	2,891	2,849

Depreciation and amortization of intangible assets	137	135
General and administrative expenses	2,246	2,157
Preopening expenses	129	256
New manager training expenses	12	70
Impairment charges and other	2,810	1,606

Operating income (loss)	(2,443)	(1,375)

Gain from sale of assets	3,831	—
Interest expense and other, net	1,152	1,071

Net income (loss) before income tax	236	(2,446)

Income tax expense (benefit)	—	(440)

Net income (loss)	$236	$(2,006)

Basic earnings per share
Net income (loss)	$0.02	$(0.14)

Diluted earnings per share
Net income (loss)	$0.02	$(0.14)

Weighted average number of shares outstanding
— Basic	14,142	14,141

Weighted average number of shares outstanding
— Diluted	14,169	14,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine Months Ended
	(unaudited)
	September 29, 2003	September 30, 2002

Revenue	$171,869	$167,253

Restaurant operating expenses
Cost of sales	46,080	46,103
Payroll and benefits	53,568	52,393
Depreciation and amortization	6,319	5,804
Other operating expenses	52,897	49,452
Total restaurant operating expenses	158,864	153,752

Income from restaurant operations	13,005	13,501

Depreciation and amortization of intangible assets	434	310
General and administrative expenses	6,607	6,700
Preopening expenses	651	1,138
New manager training expenses	177	288
Impairment charges and other	2,837	1,606

Operating income	2,299	3,459

Gain From Sale of Assets	3,831	—
Interest expense and other, net	3,276	2,807

Net income before income tax	2,854	652

Income tax expense	—	126

Net income	$2,854	$526

Basic earnings per share
Net income	$0.20	$0.04

Diluted earnings per share
Net income	$0.20	$0.04

Weighted average number of shares outstanding
— Basic	14,142	14,093

Weighted average number of shares outstanding
— Diluted	14,142	14,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended
	(unaudited)
	September 29, 2003	September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,854	$526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,753	6,114
Impairment charges and other	2,837	1,327
Gain on sale of assets	(3,831)	—
Changes in assets and liabilities:
Accounts receivable, net	477	1,157
Inventories	142	(218)
Prepaid expenses	204	(602)
Other assets, net	113	(1,724)
Accounts payable	(3,834)	(2,707)
Other accrued liabilities and deferred credits	(1,459)	445
Cash provided by operating activities	4,256	4,318
CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment	(6,173)	(12,925)
Cash received from sale of assets	3,773	—
Cash paid to acquire franchise rights	(50)	—
Cash used in investing activities	(2,450)	(12,925)
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings	—	9,465
Principal payments on long-term debt	(2,742)	(3,303)
Proceeds received from the exercise of stock options	—	282
Cash provided (used) by financing activities	(2,742)	6,444

NET CHANGE IN CASH AND CASH EQUIVALENTS	(936)	(2,163)
CASH AND CASH EQUIVALENTS, BEGINNING	5,621	9,466
CASH AND CASH EQUIVALENTS, ENDING	$4,685	$7,303

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$—	$148
Cash paid during the period for interest	$3,510	$2,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIN STREET AND MAIN INCORPORATED

Notes to Condensed Consolidated Financial Statements

September 29, 2003

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

We operate on fiscal quarters of 13 weeks.  The results of operations for the nine months ended September 29, 2003, are not necessarily indicative of the results to be expected for a full year.

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

Had compensation cost for stock options awarded under these plans been determined consistent with SFAS No. 123, our net income (loss) and earnings (loss) per share would have reflected the following pro forma amounts (amounts in thousands except for per share data):

	Three Months Ended		Nine Months Ended
	September 29, 2003	September 30, 2002	September 29, 2003	September 30, 2002
Net Income (Loss):
As Reported	$236	$(2,006)	$2,854	$526
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards	252	262	732	663
Pro forma	$(16)	$(2,268)	$2,122	$(137)

Basic Earnings (Loss) Per Share:
As Reported	$0.02	$(0.14)	$0.20	$0.04
Pro forma	$(0.00)	$(0.16)	$0.15	$(0.01)

Diluted Earnings (Loss) Per Share
As Reported	$0.02	$(0.14)	$0.20	$0.04
Pro forma	$(0.00)	$(0.16)	$0.15	$(0.01)

The weighted average fair value at the date of grant for options granted during fiscal 2003 and 2002 was estimated using the Black-Scholes pricing model with the following assumptions:

Assumptions:	2003	2002
Weighted average risk-free interest rate	3.15%	2.73%
Weighted average volatility	64%	54%
Expected Life	4 years	4 years
Dividends	None	None

3.  Income Taxes

We did not record an income tax provision for the quarter ended September 29, 2003 due to the utilization of net operating loss and tax credit carryforwards.  During 2002, we recorded income tax provisions for the quarters ended April 1, 2002 and July 2, 2002.  As a result of asset impairments and losses during the quarter ended September 30, 2002, we reduced our previously recorded tax provision by $440,000.

4.  New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133.  We do not anticipate that the adoption of SFAS No. 149 will have a material impact on our consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer.  Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We do not have any outstanding financial instruments within the scope of the SFAS No. 150 and therefore the adoption of this statement on July 1, 2003, did not have a material effect on our consolidated financial statements.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from Vendors.  EITF Issue No. 02-16 provides guidance as to the classification and timing of recognition of supplier rebates in the results of operations of the customer or reseller receiving the rebate.  In accordance with Issue No. 02-16, we record vendor rebates as a reduction of cost of sales when such rebates are received.

5. Derivative Instruments and Hedge Activity

As of September 29, 2003, we had three interest rate swap agreements.  We have only limited involvement with derivative financial instruments and do not use them for trading purposes.  We utilize interest rate swap agreements to hedge the effects of fluctuations in interest rates related to our long-term debt instruments.  Amounts receivable or payable due to settlement of the interest rate swap agreements are recognized as interest expense on a monthly basis.  A mark-to-market adjustment is recorded as a component of stockholders’ equity as “accumulated other comprehensive income (loss)” to reflect the fair value of the interest rate swap agreements.  We will discontinue hedge accounting prospectively if we determine that the derivative is no longer effective.

The aggregate notional value of our swap agreements was $26,776,000 as of September 29, 2003. All of our swap agreements qualify as either cash flow or fair value hedges in accordance with SFAS No. 133. On a periodic basis, we adjust the fair market value of the swap agreements on the balance sheet and offset the amount of the change to other comprehensive income.  As of September 29, 2003, the fair value liability of the interest rate swaps was $2,279,202 and is recorded in other liabilities and deferred credits on the accompanying Balance Sheets.

6. Lease Termination Costs

As of December 30, 2002, we entered into negotiations to exit five signed leases for Bamboo Club locations where we had not yet built the restaurant. On December 30, 2002, we accrued $665,000 as an estimate of the cost to exit three of these locations. During the first half of 2003, we settled two of the three locations and paid approximately $378,000 to formally terminate the leases.  A lawsuit for breach of contract was filed on the third location in Fairfax, Virginia, during the quarter ended September 29, 2003.  We are in the process of responding to this lawsuit.

Also during the first half of 2003, we expensed $25,000 in advanced rents for a fourth location in Columbus, Ohio.  Negotiations on this location have been concluded and the original lease agreement has been amended. We expect to open the restaurant in late 2004.  Additionally, we reached a settlement for a fifth Bamboo Club location in Raleigh, North Carolina, which had previously been the subject of litigation.  The settlement will, among other things, obligate us to open this location by December 31, 2003, reduce the lease term from 15 to 10 years, and result in our paying up to $100,000 of the landlord’s legal fees.

7. Asset Impairments and Other

During the quarter ended September 29, 2003, we made the decision to close a Redfish Seafood Grill and Bar location in Denver, Colorado, and enter into a sublease with an individual who will operate a separate business at this location. The original rent expense for this lease will exceed the sublease revenue we will receive by approximately $50,000 annually for approximately the next 7 years.  Pursuant to SFAS No. 146, we have accrued $250,000, which represents the present value (discounted at 8%), of the expected shortfall.  Additionally, we accrued approximately $128,000 for the impairment of the remaining assets of this location and other losses we expect to incur associated with the closure of this restaurant. We also recorded a write-off of $150,000 for goodwill allocated to this restaurant.

We periodically evaluate our assets for impairment.  During the quarter ended September 29, 2003, we impaired the assets of a Bamboo Club located in Newport, Kentucky, based upon its past and current financial results.  We recorded an asset impairment of $1,200,000 for those assets that we do not expect to recover our investment. We also recorded a write-down of $300,000 for goodwill allocated to this location.

During the second quarter of 2003, we entered into discussions and agreed to the termination of a management agreement under which we managed four T.G.I. Friday’s locations in Northern California.  The management of all four of these restaurants was turned back over to the owner as of October 17, 2003.  On September 29, 2003, we accrued an additional $200,000 for the termination of this agreement for costs and losses related to the wind-down of activities under this agreement.

Other impairments during the quarter ended September 29, 2003, consisted of a write-off of approximately $219,000 for the net book value of assets that are obsolete and that we no longer intend to use, a write-down of $350,000 to further reduce the carrying value of the property we own in El Paso, Texas, and a write-off of approximately $13,000 for amounts expended in connection with Bamboo Club locations where we have terminated the lease.

8.  Comprehensive Income (Loss)

Our comprehensive income (loss) consists of net income and adjustments to derivative financial instruments.  The components of other comprehensive income (loss) are as follows (in thousands):

	Nine Months Ended
	September 29, 2003	September 30, 2002
Net income	$2,854	$526
Other comprehensive income net of taxes:
Change in the fair value of derivative, net of taxes of $0 and $922 for the periods ended September 29, 2003 and September 30, 2002, respectively	225	(1,383)
Comprehensive income (loss)	$3,079	$(857)

9.  Earnings per Share

The following table sets forth basic and diluted earnings per share, or EPS, computations for the three and nine months ended September 29, 2003, and September 30, 2002 (in thousands, except per share amounts):

	Three Months Ended
	September 29, 2003			September 30, 2002
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$236	14,142	$0.02	$(2,006)	14,141	$(0.14)

Effect of stock options and warrants		27			257
Anti-dilutive stock options and warrants	—	—	—	—	(257)	—
Diluted	$236	14,169	$0.02	$(2,006)	14,141	$(0.14)

	Nine Months Ended
	September 29, 2003			September 30, 2002
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$2,854	14,142	$0.20	$526	14,093	$0.04

Effect of stock options and warrants					817
Anti-dilutive stock options and warrants	—	—	—	—	—	—
Diluted	2,854	14,142	$0.20	$526	14,910	$0.04

For the three and nine months ended September 29, 2003, approximately 3,243,000 and 3,773,000 of our outstanding stock options and warrants were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.  For the three and nine months ended September 30, 2002, approximately 991,000 and 616,000 of our outstanding stock options and warrants were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

10.  Reclassifications

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

Overview

On September 29, 2003, we owned and managed 54 T.G.I. Friday’s restaurants, owned 11 Bamboo Club restaurants, and owned five Redfish Seafood Grill and Bar restaurants.  In addition, we own and operate one Alice Cooper’stown restaurant pursuant to a license agreement we entered into with Celebrity Restaurants, L.L.C., the owner of the exclusive rights to operate Alice Cooper’stown restaurants and which operates one such restaurant in Phoenix, Arizona.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require us to make our most difficult, subjective, or complex judgments, form the basis for the accounting policies deemed to be most critical to our operations.  These critical accounting policies relate to the valuation and amortizable lives of long-lived assets, asset write-offs or asset impairments, goodwill, and other identifiable intangible assets, valuation of deferred tax assets, reserves related to self-insurance for workers’ compensation and general liability (included in Other Liabilities on the Balance Sheet), and recognition of stock-based employee compensation.  For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended December 30, 2002, included in our Form 10-K.  These policies are summarized as follows:

(1) We periodically perform asset impairment analysis of long-lived assets related to our restaurant locations, goodwill, and other identifiable intangible assets. We perform these tests whenever we experience a “triggering” event, such as a decision to close a location, a major change in the location’s operating environment, or another event that might impact our ability to recover our asset investment.

(2)  Periodically we record (or reduce) the valuation allowance against our deferred tax assets to the amount that is more likely than not to be realized, based upon recent past financial performance, tax reporting positions, and expectations of future taxable income.

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

We believe our estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

During the third quarter 2003, we recorded asset impairments or write-offs for the following major activities which are discussed in more detail in other parts of this Form 10-Q:

•                       Asset impairment of the assets for the Newport, Kentucky Bamboo Club

•                       Further write down of the carrying cost of land we own in El Paso, Texas

•                       Costs to wind down and terminate the management contract covering four T.G.I. Friday’s restaurants in Northern California

•                       The closure and sublease of the Redfish Seafood Grill and Bar location in Denver, Colorado

The financial results for other locations will be assessed and the recovery of our investment in other long-term assets will be evaluated during the fourth quarter as part of our normal annual review process.  One of our Bamboo Club locations is currently being monitored based on its past and current financial performance, and we may record impairments on this or other locations in a future period.

Results of Operations

The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

	Three Months Ended		Nine Months Ended
	September 29, 2003	September 30, 2002	September 29, 2003	September 30, 2002

Revenue	100.0%	100.0%	100.0%	100.0%

Restaurant Operating Expenses:
Cost of sales	26.5	28.0	26.8	27.6
Payroll and benefits	31.8	31.9	31.2	31.3
Depreciation and amortization	3.8	3.8	3.7	3.5
Other operating expenses	32.6	31.0	30.7	29.6
Total restaurant operating expenses	94.7	94.7	92.4	92.2

Income from restaurant operations	5.3	5.3	7.6	8.0

Other Operating Expenses:
Amortization of intangible assets	0.3	0.2	0.3	0.1
General and administrative expenses	4.1	4.0	3.8	4.0
Pre-opening expenses	0.2	0.5	0.4	0.6
New manager training expenses	0.0	0.1	0.1	0.2
Impairment charges and other	5.2	3.0	1.7	1.0
Operating income (loss)	(4.5)	(2.5)	1.3	2.1
Gain from sale of assets	(7.0)	—	(2.3)	—
Interest expense and other, net	2.1	2.0	1.9	1.7
Net income (loss) before income taxes	0.4	(4.5)	1.7	0.4
Income taxes	—	(0.8)	—	0.1
Net income (loss)	0.4%	(3.7)%	1.7%	0.3%

Three and nine months ended September 29, 2003, compared with three and nine months ended September 30, 2002

Revenues are exclusively derived from the sales of food and beverages at our restaurants.  Revenues for the three months ended September 29, 2003, increased by 0.3% to $54.2 million compared with $54.0 million for the comparable quarter in 2002. Revenue for the nine months ended September 29, 2003, increased by 2.8% to $171.8 million compared with $167.2 million for the comparable period in 2002. The increase for the three months ended September 29, 2003, from the comparable quarter in 2002 resulted from the opening of six new restaurants since the third quarter of 2002.  Same-store sales increased 2.3% for the quarter compared with a decrease of 3.6% for the comparable quarter in 2002.  This increase was partially offset by the revenue lost from the sale of the three Sacramento restaurants early in the quarter ended September 29, 2003, combined with revenue lost due to the closure of a restaurant in Kansas City during September of 2002.  For the nine months ended September 29, 2003, we had a same-store sales increase of 0.9% compared to an increase of 0.3% for the comparable period in 2002. The same-store sales increase was a result of higher customer traffic driven by improving economic conditions and television advertising for our T.G.I. Friday’s brand.  Although we increased the pricing of certain products, primarily in California, near the end of the first quarter, we also offered value driven menu items during the period which had the impact of decreasing our per person check average.  We do not anticipate increasing prices in the fourth quarter.  We have one additional flight of national television advertising for our T.G.I. Friday’s brand in the fourth quarter.

Cost of sales includes the cost of food and beverages and as a percentage of revenue decreased to 26.5% for the three months ended September 29, 2003 compared with 28.0% for the comparable quarter in 2002.  For the nine months ended September 29, 2003, cost of sales as a percentage of revenue decreased to 26.8% compared to 27.6% for the comparable period in 2002.  The decrease in cost of sales from the comparable period in 2002 was primarily the result of stronger supply chain buying efforts, decreases in commodity prices for poultry, meat and seafood and some menu pricing increases.  These decreases were also attributable to promotional driven product mix changes during the nine month period ended September 29, 2003.

Payroll and benefit costs consist of restaurant management salaries, hourly payroll expenses and other payroll related benefits, including health care.  Payroll and benefits expenses decreased slightly as a percentage of revenue to 31.8% for the three months ended September 29, 2003 compared with 31.9% for the comparable quarter in 2002.  For the nine months ended September 29, 2003, payroll and benefits decreased as a percentage of revenue to 31.2% compared to 31.3% for the comparable period in 2002.  As a result of new bonus programs and improved restaurant performance, we experienced increases in bonus expense for both the three and nine-month periods ended September 29, 2003 compared to the comparable periods in 2002.  Additionally, we experienced relatively higher labor costs related to the higher concentration of Bamboo Club restaurants during this year.  Both of these increases were offset by lower labor costs related to labor efficiencies resulting from the maturation of Bamboo Club restaurants (labor costs of new restaurants are higher during the initial four to six months of operation) and productivity gains at our T.G.I. Friday’s restaurants.

Depreciation and amortization expense included in income from restaurant operations is comprised of depreciation of restaurant property and equipment and amortization of franchise fees and liquor licenses.  Depreciation and amortization expense as a percentage of revenue remained consistent at 3.8% for the three months ended September 29, 2003 and for the comparable quarter in 2002.  For the nine months ended September 29, 2003, depreciation and amortization increased to 3.7% compared to 3.5% for comparable period in 2002.  This increase was primarily a result of depreciation related to asset acquisitions for new stores and accelerated depreciation on the assets of a California location that we sold during the quarter ended September 29, 2003.  These increases were offset partially by the reduction in depreciation as a result of asset impairments during the third and fourth quarters of 2002 and the first half of 2003.

Other operating expenses include various restaurant-level costs such as occupancy costs (rent, taxes and CAM), utilities, marketing costs and general liability and workers’ compensation costs.  Other operating expenses increased as a percentage of revenue to 32.6% for the three months ended September 29, 2003, from 31.0% for the comparable quarter in 2002.  For the nine months ended September 29, 2003, other operating expenses increased as a percentage of revenue to 30.7% compared to 29.6% for the comparable period in 2002.  The increased costs were principally due to higher marketing fees paid to Carlson’s Restaurants Worldwide for the national T.G.I. Friday’s advertising campaign, which consists of five 4-week flights in 2003, versus four in 2002.  We also experienced increases in occupancy expense related to higher relative lease costs for our Bamboo Club locations,  higher utility costs, principally in California, and higher workers’ compensation and general liability insurance costs.

Depreciation and amortization of intangibles is comprised of depreciation of corporate property and equipment and amortization of bank financing fees and franchise area goodwill, as applicable. Depreciation and amortization increased as a percentage of revenue to 0.3% for the three months ended September 29, 2003, from 0.2% for the comparable quarter in 2002.  For the nine months ended September 29, 2003, depreciation and amortization increased to 0.3% of revenue compared to 0.2% for the comparable period in 2002. This increase was primarily a result of additional depreciation related to new point-of-sale software we purchased in the third quarter of 2002 and the amortization of franchise area goodwill.

General and administrative expenses are expenses associated with corporate and administrative functions that support new restaurant development, restaurant operations, and provide administrative infrastructure.  These costs consist primarily of management and staff salaries, employee benefits, travel, legal and professional fees, and technology support.  General and administrative expenses increased as a percentage of revenue to 4.1% for the three months ended September 29, 2003, from 4.0% for the comparable quarter in 2002.  For the nine months ended September 29, 2003, general and administrative expenses decreased as a percentage of revenue to 3.8% compared to 4.0% for the comparable period in 2002.  During the period ended September 29, 2003, the increases were primarily related to higher local marketing, investor relations consulting fees, and legal expenses.  These increases were offset by a reduction in salaries, benefits and travel, resulting from the slow-down in our Bamboo Club development schedule as well as decreases resulting from a focused cost-reduction effort implemented in the fourth quarter of 2002. We do, however, anticipate somewhat higher costs during the fourth quarter and into 2004 related to compliance with the Sarbanes-Oxley Act and related new SEC regulations.

Preopening expenses are costs incurred prior to opening a new restaurant and consist primarily of manager salaries and relocation and training costs.  Historically, we have experienced variability in the amount and percentage of revenues attributable to preopening expenses.  We typically incur the most significant portion of preopening expenses associated with a given restaurant in the two months immediately preceding opening and in the month the restaurant opens. Preopening expenses decreased as a percentage of revenue to 0.2% for the three months ended September 29, 2003, from 0.5% for the comparable quarter in 2002.  For the nine months ended September 29, 2003, preopening expenses decreased as a percentage of revenue to 0.4% compared to 0.7% for the comparable period in 2002.  The decreases were the result of the timing and number of restaurant openings in 2003 compared to 2002.

New manager training expenses are those costs incurred in training newly hired or promoted managers.  For the three months ended September 29, 2003, new manager training expenses decreased to less than 0.1% of revenue compared to 0.1% for the comparable period in 2002.  For the nine months ended September 29, 2003, new manager training expenses decreased as a percentage of revenue to 0.1% compared to 0.2% for the comparable period in 2002.  The decreases were the result of the timing and number of new restaurant openings in 2003 compared to 2002.

Impairment charges and other increased as a percentage of revenue to 5.2% for the three months ended September 29, 2003 from 3.0% of revenue for the comparable quarter in 2002.  For the nine months ended September 29, 2003, impairment charges and other increased to 1.7% of revenue from 1.0% for the comparable quarter in 2002.  During the 39 week period ended September 29, 2003, we recorded total impairment charges of $2.8 million.  These charges included: (i) asset impairments of $1.5 million (including allocated goodwill of $300,000) for a Bamboo Club location in Newport, Kentucky; (ii) approximately $219,000 for the net book value of technology equipment assets that are obsolete and that we no longer intend to use; (iii) an additional write-down of $350,000 to further reduce the carrying value of the property we own in El Paso, Texas; (iv) a write-off of approximately $40,000 for assets of Bamboo Club locations where we have cancelled the lease; (v) a write-off due to the closure and sublease of our Denver Redfish location of approximately $530,000 (including allocated goodwill of $150,000); and (vi) an additional accrual of $200,000 associated with the termination of the Northern California management agreement.

During the second quarter of 2003, we entered into discussions and agreed to the termination of a management agreement under which we managed four T.G.I. Friday’s locations in Northern California.  The management of all four of these restaurants was turned back over to the owner as of October 17, 2003.  On September 29, 2003, we accrued an additional $200,000 for costs to wind down this agreement.

During the quarter ended September 29, 2003 we made the decision to close a Redfish Seafood Grill and Bar location in Denver, Colorado, and enter into a sublease with an individual who will operate a separate business at this location. The rent expense for this lease will exceed the sublease revenue by approximately $50,000 annually for approximately the next 7 years.  Pursuant to SFAS No. 146, we have accrued $250,000, which represents the present value (discounted at 8%) of the expected shortfall.  Additionally, we recorded approximately $128,000 for the impairment of the remaining assets of this location and other losses incurred associated with the closure of this restaurant. We also recorded a write-down of $150,000 for goodwill allocated to this restaurant.

During the quarter ended September 29, 2003, we recorded a gain on sale of assets of approximately $3,831,000.  The gain resulted from the sale of three T.G.I. Friday’s restaurants in Sacramento, California for $6,850,000.  As part of the consideration for the sale, we received cash of approximately $3,773,000 and three notes in the amount of $2,175,000. One note for $850,000 was recorded at a discount (discounted $215,000 at 8%).

Interest expense increased to 2.1% of revenue for the three months ended September 29, 2003, compared with 2.0% for the comparable quarter in 2002.  For the nine months ended September 29, 2003, interest expense increased to 1.9% of revenue compared to 1.7% for the comparable period in 2002.  The interest expense increases were attributable to the higher average outstanding borrowings over the same period last year, offset by more favorable interest rates on our variable interest rate debt.

We did not record an income tax provision during the period ended September 29, 2003 due to the utilization of operating loss and tax credit carryforwards. During 2002, we recorded income tax provisions for the quarters ended April 1, 2002 and July 2, 2002.  As a result of asset impairments and losses during the quarter ended September 30, 2002, we reduced our previously recorded tax provision by $440,000.

Liquidity and Capital Resources

Our current liabilities exceed our current assets due in part to cash expended on our development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days.  At September 29, 2003, we had a working capital deficit of approximately $12,855,000 and a cash balance of $4,685,000 compared to a working capital deficit of $15,028,000 and a cash balance of $5,621,000 at December 30, 2002.  We believe our cash flow is sufficient to pay our obligations as they come due in the ordinary course.

Net cash flows from operating activities were $4,256,000 for the nine months ended September 29, 2003, compared with $4,318,000 for the comparable period in 2002.

We use cash primarily to fund operations, pay debt principal and interest, and develop and construct new restaurants.  Net cash used in investing activities, which we used primarily to fund property and equipment purchases for our new restaurants, was $2,450,000 for the quarter ended September 29, 2003, compared with $12,925,000 for the comparable period in 2002.  Net cash used in investing activities during the quarter ended September 29, 2003 was offset by cash received from the sale of assets of approximately $3,773,000.  During the quarter ended September 29, 2003, we sold three T.G.I. Friday’s restaurants in the Sacramento area of California and recorded a gain of $3,831,000.  In addition to the cash we received three notes in the amount of $2,175,000, of which one note for $850,000 was recorded at a discount (discounted $215,000 at 8%).

During the nine month period ended September 29, 2003, we opened three new Bamboo Club restaurants, one in Aventura, Florida in January 2003, one in Novi, Michigan in May 2003, and one at the Desert Ridge Mall in Phoenix, Arizona in September 2003.  Additionally, in June 2003, we opened one T.G.I. Friday’s restaurant at Desert Ridge Mall, Phoenix, Arizona.  We spent approximately $ 7.7 million in constructing these new locations, of which $4.6 million was spent in 2003.

 We have plans to open one additional Bamboo Club in December 2003, in Raleigh, North Carolina, which we will finance from operating cash flow.  We do not anticipate building additional T.G.I. Friday’s during 2003. Our development agreement requires us to develop five T.G.I. Friday’s locations in 2003. Based on amendments and waivers received in prior years we believe that we will receive the appropriate waivers for 2003.

Net cash used in financing activities was $2,742,000 for the nine months ended September 29, 2003, compared with net cash provided by financing of $6,444,000 for the comparable period in 2002.  Financing activities for the nine months ended September 29, 2003, represented the normal repayment of debt.  Financing activities for the nine months ended September 30, 2002 consisted principally of long-term borrowing and proceeds received for the exercise of employee stock options, offset by the repayment of debt.

As of September 29, 2003, we had long-term debt of $52,026,000, including a current portion of $3,849,000.

In October 2002, we secured a $15 million financing commitment through GE Franchise Finance.  The terms include $6 million for financing of equipment and leasehold improvements for seven Bamboo Club restaurants already open and approximately $9 million for new Bamboo Club development.  There were no amounts borrowed under this commitment as of September 29, 2003 or through the current date.

All of our loan agreements contain various financial covenants that are measured at the end of each quarter.  On September 29, 2003, we met all of the financial covenants for all debt agreements.  If the positive economic environment does not continue or reverts to a decline, we may not earn sufficient operating cash flow as defined under the lending agreements.  This could result in the violation of one or more of our debt covenants with any one of our lenders at the end of the fourth quarter of 2003. We believe we will remain in compliance with our current debt agreements or will receive the necessary modifications, if needed, to our debt covenants.

Based on limitations as a result of our debt covenants at September 29, 2003, we had no significant borrowing capabilities under any of our debt agreements.  We believe, however, that our current cash resources, the financing commitment through GE Franchise Finance, expected cash flows from operations, and cash received from the sale of assets will be sufficient to fund our planned development during the remainder of 2003.  We may need to obtain capital to fund additional growth beyond 2003.  Potential sources of such capital include bank financing, strategic alliances, sales of certain assets, and additional offerings of our equity or debt securities.  We cannot provide assurance that such capital will be available from these or other potential sources.  Continued depressed economic conditions could prevent us from having the cash availability to fund new restaurant development, which could have a material adverse effect on our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 29, 2003, we were participating in three derivative financial instruments for which fair value disclosure is required under Statement of Financial Accounting Standards No. 133.  The fair value liability of the interest rate swap agreements discussed in note 5 decreased to $2,279,202 using “hedge accounting” per SFAS No. 133.

Our market risk exposure is limited to interest rate risk associated with our credit instruments.  We incur interest on loans made at variable interest rates in the range of 2.85% to 3.20% over “30-Day LIBOR rates.  On September 29, 2003; we had outstanding borrowings on these loans of approximately $31,328,000.  Our net interest expense for the three and nine month periods ended September 29, 2003 was $1,152,000 and $3,276,000, respectively.  A one percent variation in any of the variable rates would have increased or decreased our total interest expense by approximately $77,000 and $232,000 for the three- and nine-month periods ended September 29, 2003.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 25, 2003, the landlord of a Bamboo Club location in Fairfax, Virginia, filed a lawsuit for breach of contract.  We are currently in the process of responding to this lawsuit.

In January 2002, we were served with a lawsuit filed on behalf of a current employee, seeking damages, under California law, for both missed breaks and missed meal breaks the employee alleges she did not receive.  This lawsuit seeks to establish a class action relating to our California operations.  We intend to vigorously defend this lawsuit, both on the merits of the employee’s case and the issues relating to class action status.

The state of California initiated a sales tax audit of our restaurants and determined that the optional 15% gratuity added to checks for parties of 8 or more should have been subject to sales tax and has assessed taxes and related penalties of approximately $900,000.  We have vigorously contested this assessment. We are involved in a series of administrative hearings with an appeal hearing scheduled for November 13, 2003.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

On October 7, 2003, we engaged the accounting firm of Mayer Hoffman McCann P.C. as our new independent public accountants and dismissed KPMG LLP.  The decision to change our accounting firm was recommended and approved by our Audit Committee of the Board of Directors and approved by our Board of Directors.  In connection with the two most recent fiscal years ended December 31, 2002 and December 30, 2001, and the subsequent interim periods through and including the termination date of October 7, 2003, there were no disagreements between our company and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, accounting scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or any reportable events.

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

(1)                                  Report on Form 8-K dated August 14, 2003 furnishing Item 12 Results of Operations and Financial Condition disclosure.

(2)                                  Report on Form 8-K dated August 18, 2003 furnishing additional Item 12 Results of Operations and Financial Condition disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street and Main Incorporated

Dated: November 11, 2003	/s/ Bart A. Brown, Jr.
Bart A. Brown, Jr.
Chief Executive Officer

Dated: November 11, 2003	/s/ Michael Garnreiter
Michael Garnreiter Executive Vice President, Chief Financial Officer, and Treasurer