Form 10-K
period 2003-12-29
MAIN STREET & MAIN INC
filed 2004-03-26
CIK 847466

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2003	Commission File Number: 0-18668

MAIN STREET AND MAIN INCORPORATED
(Exact name of registrant as specified in its charter)

DELAWARE	11-2948370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5050 NORTH 40TH STREET SUITE 200, PHOENIX, ARIZONA	85018
(Address of principal executive offices)	(Zip Code)

(602) 852-9000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐  No  ☒

At June 30, 2003, there were outstanding 14,129,928 shares of the registrant’s common stock, $.001 par value.  The aggregate market value of common stock held by nonaffiliates of the registrant (8,304,305 shares) based on the closing sale price of the common stock as reported on the Nasdaq National Market on June 30, 2003; ($2.12 per share) was $17,605,513.  For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

MAIN STREET AND MAIN INCORPORATED

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 29, 2003

Statement Regarding Forward-Looking Statements

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future.  Forward-looking statements also include statements regarding revenue, margins, expenses, asset impairment charges, and earnings analysis for fiscal 2004 and thereafter; future restaurant operations and new restaurant acquisitions or development or dispositions; the restaurant industry outlook in general; and liquidity and anticipated cash needs and availability.  All forward-looking statements included in this Report are based on information available to us as of the filing date of this Report, and we assume no obligation to update any such forward-looking statements.  Our actual results could differ materially from the forward-looking statements in this Report.  A variety of factors could cause our actual results to differ materially from the forward-looking statements, including the factors discussed in Item 1, “Business – Special Considerations.”

PART I

ITEM 1.          BUSINESS

General Overview

We are the world’s largest franchisee of TGI Friday’s restaurants, currently owning 54 TGI Friday’s restaurants.  In addition, we own and operate 12 Bamboo Club “Asian Bistro” restaurants. We also own four Redfish Seafood Grill and Bar restaurants.  We operate an Alice Cooper’stown restaurant in Cleveland, Ohio, under a license agreement with Celebrity Restaurants, L.L.C., the owner of the exclusive rights to operate Alice Cooper’stown restaurants.

TGI Friday’s restaurants are full-service, casual dining establishments featuring a wide selection of freshly prepared, popular foods and beverages served by well-trained, friendly employees in relaxed settings.  Bamboo Club “Asian Bistro” restaurants are full-service, casual plus restaurants that feature an extensive and diverse menu of innovative and tantalizing Pacific Rim cuisine.  Redfish Seafood Grill and Bar restaurants are full-service, casual dining restaurants that feature a broad selection of New Orleans style fresh seafood, Creole and seafood cuisine, and traditional southern dishes, as well as a “Voodoo” style lounge, all under one roof.  Alice Cooper’stown restaurants are rock and roll and sports themed and feature a connection to the music celebrity Alice Cooper.

We own the exclusive rights to develop additional TGI Friday’s restaurants in Southern California, Nevada, Arizona, New Mexico, and El Paso, Texas and own TGI Friday’s restaurants in the metropolitan areas of Kansas City, Kansas, and Kansas City, Missouri. We own the Bamboo Club and Redfish brands.  Our strategy is to:

•      capitalize on the brand-name recognition and goodwill associated with TGI Friday’s restaurants;

•      expand our restaurant operations through

•      the development of additional TGI Friday’s restaurants in our existing development territories,

•      the development of additional Bamboo Club restaurants throughout the United States, and

•      the possible acquisition or development of restaurants operating under other restaurant concepts; and

•      improve our profitability by continuing to enhance the dining experience of our guests and improving operating efficiency at all of our restaurant brands.

We may explore opportunities to franchise Bamboo Club and Redfish concepts to third parties in the future.

We were incorporated in December 1988.  We maintain our principal executive offices at 5050 North 40th Street, Suite 200, Phoenix, Arizona 85018, and our telephone number is (602) 852-9000.  Our website is located at www.mainandmain.com. Through our website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission.  We also post on our website the charters of our Audit Committee, Compensation Committee, and Nominations and Governance Committee; our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or NASDAQ regulations.  These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices.  As used in this Report, the terms “we,” “our,” “us,” the  “Company”, our company, and “Main Street” refers to Main Street and Main Incorporated and its subsidiaries and operating divisions.

Operations

The TGI Friday’s Concept

The TGI Friday’s concept is franchised by TGI Friday’s Inc., a wholly owned subsidiary of Carlson Restaurants Worldwide, Inc., a wholly owned subsidiary of Carlson Companies Inc., which is a diversified company with business interests in the restaurant and hospitality industries.  The first TGI Friday’s restaurant was opened in 1965 in New York City.  TGI Friday’s Inc. and its predecessors have conducted a business since 1972 that is substantially similar to the business currently conducted by its franchisees.  As of December 29, 2003, TGI Friday’s Inc. had 253 franchisor-operated and 482 franchised TGI Friday’s restaurants operating worldwide.  On December 29, 2003, TGI Friday’s Inc. owned 53,016 shares, or approximately 0.036%, of our outstanding common stock.  Holders of our common stock do not have any financial interest in TGI Friday’s Inc., and TGI Friday’s; Inc. has no responsibility for the contents of this report.

TGI Friday’s restaurants are full-service, casual dining establishments featuring a wide selection of high-quality, freshly prepared popular foods and beverages, including a number of innovative and distinctive menu items, such as menu items featuring “Jack Daniel’s” sauces.  TGI Friday’s has just embarked on the promotion of “Atkins” approved menu items, which will involve extensive advertising in 2004. The restaurants feature quick, efficient, and friendly table service designed to minimize customer-waiting time and facilitate table turnover.

Our restaurants generally are open seven days a week between the hours of approximately 11:00 a.m. and 1:00 a.m.  We have three locations that have curbside service in Chandler, Arizona, our Desert Ridge location (North Phoenix, Arizona), and in Ontario, California. We believe that the design and operational consistency of all TGI Friday’s restaurants enable us to benefit significantly from the name recognition and goodwill associated with TGI Friday’s restaurants.

The TGI Friday’s System

TGI Friday’s restaurants are developed and operated pursuant to a specified system.  TGI Friday’s Inc., maintains detailed standards, specifications, procedures, and operating policies to facilitate the success and consistency of all TGI Friday’s restaurants.  To ensure that the highest degree of quality and service is maintained, each franchisee of TGI Friday’s Inc. including our company, must operate each TGI Friday’s restaurant in strict conformity with these methods, standards, and specifications.  The TGI Friday’s system includes:

•      distinctive exterior and interior design, decor, color scheme, and furnishings;

•      uniform specifications, procedures for operations, formal training, and standardized menus featuring special recipes and menu items;

•      advertising and promotional programs;

•      requirements for quality and uniformity of products and services offered; and

•      requirements that franchisees purchase or lease from approved suppliers equipment, fixtures, furnishings, signs, inventory, recorded music, ingredients, and other products and materials that conform with the standards and specifications of TGI Friday’s Inc.

The TGI Friday’s system is identified by means of certain trade names, service marks, trademarks, logos, and emblems, including the marks TGI Friday’s® and Friday’s®.  We believe the support as well as the standards, specifications, and operating procedures of TGI Friday’s Inc. are important elements to our restaurant operations.  Our policy is to execute these specifications, procedures, and policies to the highest level of standards of TGI Friday’s Inc.

Menu

We attempt to capitalize on the innovative and distinctive menu items that have been an important attribute of TGI Friday’s restaurants.  The menu consists of more than 85 food items, including the following:

•      appetizers, such as buffalo wings, stuffed potato skins, quesadillas, spinach dip, cheese sticks, and pot stickers;

•      a variety of soups, salads, sandwiches, burgers, and pasta;

•      southwestern, oriental, and American specialty items;

•      beef, seafood, and chicken entrees, including Jack Daniels™ grill items;

•      a series of appetizers and entrees that are Atkins approved and low in carbohydrates;

•      a children’s menu; and

•      desserts.

Beverages include a full bar featuring wines, beers, classic and specialty cocktails, after dinner drinks, soft drinks, milk, milk shakes, malts, hot chocolate, coffee, tea, frozen fruit drinks known as Friday’s Smoothies™, and sparkling fruit juice combinations known as Friday’s Flings®.

Menu prices range from $9 to $20 for beef, chicken, and seafood entrees; $9 to $13 for pasta and oriental and southwestern specialty items; $4 to $9 for salads, sandwiches, and burgers; and $6 to $13 for appetizers and soups.  Each restaurant offers a separate children’s menu with food entrees ranging from $2 to $3.  Alcoholic beverage sales currently account for approximately 25% of total revenue.

Restaurant Layout

Each of our TGI Friday’s restaurants is similar in terms of exterior and interior design.  Each restaurant features a distinctive decor accented by red-and-white striped awnings, brass railings, stained glass, and eclectic memorabilia.  Each restaurant has interior dining areas and bar seating.

Most of our TGI Friday’s restaurants are located in freestanding buildings.  These restaurants normally contain between 5,500 and 9,000 square feet of space and average approximately 7,000 square feet.  Most of our restaurants developed since 2001, however, contain 5,800 to 6,500 square feet of space.  Our TGI Friday’s restaurants contain an average of 60 dining tables, seating an average of 210 guests, and a bar area seating an average of approximately 30 additional guests.

Unit Economics

We estimate that our total cost of opening a new TGI Friday’s restaurant currently ranges from $2,475,000 to $2,825,000, exclusive of annual operating expenses and assuming that we obtain the underlying real estate under a lease arrangement.  These costs include approximately (a) $1,650,000 to $2,000,000 for building, improvements, and permits, including liquor licenses, (b) $600,000 for furniture, fixtures, and equipment, (c) $175,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies, and (d) $50,000 for the initial franchise fee.  Actual costs, however, may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and employment markets.  Our TGI Friday’s restaurants open during all of fiscal 2003 generated an average of approximately $3,400,000 in annual revenue per restaurant.

The Bamboo Club “Asian Bistro” Concept

Bamboo Club “Asian Bistro” restaurants are full-service, casual plus restaurants that feature an extensive and diverse menu of innovative and tantalizing Pacific Rim cuisine.  Bamboo Club restaurants use fresh ingredients and premium herbs and spices in creative combinations to serve high-quality food and beverages that deliver a unique combination of delicious taste, eye-appealing color, appetizing aroma, and delightful texture.  The Bamboo Club concept has been designed to deliver a consistent and enjoyable dining experience to each guest in an elegant, casual/plus atmosphere.  The restaurants feature a modern décor that provides a dramatic yet comfortable impression, with food and beverages prepared and served by a highly trained and skilled staff.

Bamboo Club restaurants are open for lunch and dinner, with hours from 11:00 a.m. to 11:00 p.m. Monday through Thursday,  11:00 a.m. to midnight on Friday and Saturday, and 11:00 a.m. to 10:00 p.m. on Sunday.  The kitchen remains open until 11:00 p.m. Monday through Thursday, and until midnight on Friday and Saturday to accommodate guests who prefer to dine late, and until 10:00 p.m. on Sunday’s.  Bamboo Club restaurants take reservations and can serve large parties or groups.

Menu

Bamboo Club restaurants feature a menu of more than 69 items inspired by the diverse and exotic cuisines found in locations such as Bangkok, Canton, Singapore, Seoul, Hong Kong, Indonesia, Hawaii, and other Pacific Rim cities and provinces.  Each Bamboo Club restaurant also features a full-service bar that serves a variety of popular drinks and liquors, such as martinis and tropical drinks, as well as traditional mixed beverages, fine wines, a wide selection of popular Asian and domestic beers, and fine cigars.

Menu prices range from $8 to $9 for salads; $3 to $12 for appetizers; and $9 to $19 for entrees. Alcoholic beverage sales account for approximately 23% of total revenue.  Take-out orders represent approximately 3% to 4% of total revenue.  In addition, sales through a third-party delivery service in Phoenix, Arizona, represent approximately 3% of total Phoenix revenue.

Restaurant Layout

Bamboo Club restaurants have been designed to create a dramatic impression in an atmosphere that is both spacious and intimate.  The restaurants’ décor features artful lighting, dramatic murals, an eclectic mix of background music, and a general color theme of black, copper, and bamboo to create a “hip,” exotic feeling of warmth and color.

The restaurants also feature an “exhibition kitchen” adjacent to the seating area, where diners can watch highly skilled wok chefs prepare the restaurants’ appetizers and entrees.  Most dishes are prepared and served within five to ten minutes from the time when the order is placed.

The 12 Bamboo Club restaurants are located in high-traffic retail shopping environments.  Each restaurant contains approximately 6,600 square feet of space in leased facilities, excluding patio areas.  Each of these restaurants features indoor seating and bar area seating for a total of approximately 240 guests, which does not include outdoor patio seating at some locations.

Bamboo Club “Asian Bistro” restaurants have developed an extensive program to train and motivate restaurant employees.  The Bamboo Club serving staff is professional, friendly, highly skilled, and knowledgeable about the restaurant’s cuisine and menu selections.  Servers are trained to make suggestions or recommendations for new or different menu items or combinations that patrons might try, which helps each guest to enjoy a memorable dining experience.

We originally acquired two operating Bamboo Club restaurants in Phoenix and Scottsdale, Arizona, and since have opened a total of ten Bamboo Club restaurants, one each in Wellington, Tampa, and Aventura, Florida; one each in Tempe, Tucson, and Desert Ridge (North Phoenix), Arizona; one in Newport, Kentucky; one in King of Prussia, Pennsylvania; one in Novi (Detroit), Michigan; and one in Raleigh/Durham, North Carolina.

Unit Economics

After opening nine in-line Bamboo Club restaurants, our total cost of opening a new in-line location ranges between $1,500,000 and $2,150,000, exclusive of annual operating expenses.  These costs included approximately (a) $600,000 to $1,300,000, net of a reduction for landlord’s contribution, for building improvements and permits, including liquor licenses, (b) $600,000 to $650,000 for furniture, fixtures, and equipment, and (c) $150,000 to $200,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies.  Our total cost of opening our first free-standing Bamboo Club was approximately $3,000,000, exclusive of annual operating expenses. These costs included approximately (a) $2,250,000, for building improvements and permits, including liquor licenses, (b) $610,000 for furniture, fixtures, and equipment, and (c) $140,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies. These costs were affected by the following factors: (i) this was our first free-standing unit and therefore we had increased design and architects fees, (ii) the site has a balcony for seating, (iii) pre-opening expenses were reduced by virtue of the location being in Phoenix where our company is headquartered, and (iv) delay related costs associated with the construction of this project.

Our eight Bamboo Club restaurants open during all of fiscal 2003, which consist of the two original acquired restaurants; Tempe and Tucson, Arizona; Newport, Kentucky; King of Prussia, Pennsylvania; and West Palm and Tampa, Florida generated an average of approximately $2.4 million in annual revenue per restaurant.

Our Redfish Seafood Grill and Bar Restaurants

Redfish Seafood Grill and Bar restaurants are full-service, casual dining restaurants that feature a broad selection of seafood, steaks, and French Quarter cuisine.  The restaurants offer unique, freshly prepared food that is served quickly and efficiently in a fun-filled New Orleans atmosphere.  Each Redfish restaurant’s Voodoo lounge features a unique atmosphere decorated with an eclectic collection of authentic New Orleans artifacts, signs, and antiques.  Some locations have local bands and, occasionally, national touring acts present live rhythm and blues music on weekends.  Redfish restaurants are open for lunch and dinner seven days a week. Hours of operation are usually from 11:00 a.m. until midnight Monday through Thursday and 11:00 a.m. until 1:00 a.m. on weekends.

Menu

We have developed a menu of more than 65 items for our Redfish restaurants.  Signature dishes include blackened redfish, Bourbon Street jambalaya, crab stuffed salmon, and shrimp brochette.  The menu also features a selection of appetizers, including Looziana egg rolls, Maryland-style crab cakes, Captain Morgan ribs and chicken, and crab and artichoke dip.  Our Redfish menu also features a variety of fresh seafood, steaks, ribs, pastas, fresh seasonal salads, sandwiches, and tempting desserts, such as bananas foster, chocolate bread pudding, and our signature key lime pie.  The spacious Voodoo lounge offers a wide selection of the finest beers on tap, a full wine list, and an extensive specialty drink list.

Menu prices range from $7 to $20 for an entrée and $5 to $10 for salads and appetizers.  Alcohol sales currently account for approximately 36% of total revenue.

Restaurant Layout

We developed the Redfish restaurant layout to provide a refined southern roadhouse atmosphere.  Each of our Redfish restaurants is decorated with nostalgic mementos of the South,

together with decorative elements that are derived from the individual restaurant’s locale.  The décor generally creates a tribute to the legends of American music that created the blues, as well as to the regions that developed the classic Creole, Cajun, and American cuisine served in our Redfish restaurants.

Most of our Redfish restaurants are located in high-traffic urban office environments.  These restaurants contain between 6,000 and 7,300 square feet of space and average approximately 7,000 square feet.  Our Redfish restaurants contain an average of 60 dining tables, seating an average of 250 guests, and a bar area seating an average of approximately 25 additional guests.  We have developed a prototype for use in developing Redfish restaurants in the future.  We constructed two restaurants using this prototype in Scottsdale and Chandler, Arizona. We would use this prototype whenever possible in order to standardize the construction process and to reduce costs. However, we do not currently plan to build any new Redfish restaurants in the foreseeable future.

Unit Economics

We estimate that our total cost of opening a new Redfish restaurant currently ranges from $2,400,000 to $2,600,000, exclusive of annual operating expenses and assuming that we obtain the underlying real estate under a lease arrangement.  These costs include approximately (a) $1,650,000 to $1,850,000 for building, improvements, and permits, including liquor licenses, (b) $600,000 for furniture, fixtures, and equipment, and (c) $150,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies.  Actual costs, however, may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and employment markets.  Our four Redfish restaurants open during all of fiscal 2003 generated an average of approximately $2.2 million in annual revenue per restaurant. During 2003, we closed an underperforming location in Denver, Colorado and sub-leased the location to a third party.

Our Alice Cooper’stown Restaurant

The Alice Cooper’stown concept was developed by Celebrity Restaurants, L.L.C. and is rock and roll and sports themed, featuring a connection to Alice Cooper. We own no interest in Celebrity Restaurants, L.L.C., and it owns no interest in us. Celebrity Restaurants operates one Alice Cooper’stown restaurant, which opened in December 1998 in Phoenix, Arizona.  Our Alice Cooper’stown restaurant opened in April 2002 in a location formerly occupied by a Redfish Seafood Grill and Bar restaurant in Cleveland, Ohio. The Cleveland location’s proximity to Jacob Field, the home of the Cleveland Indians, and the fact that Cleveland is the home of the Rock and Roll Hall of Fame, resulted in our decision to convert the location into an Alice Cooper’stown. Our Alice Cooper’stown restaurant is a full-service, casual dining establishment featuring a wide selection of high quality, freshly prepared popular foods and beverages, including a number of innovative and distinctive menu items, such as menu items that are sports and rock and roll themed.  In addition, the restaurant sells sports and rock and roll memorabilia. The restaurant features quick, efficient, and friendly table service designed to minimize customer-waiting time and facilitate table turnover.  Our Alice Cooper’stown restaurant benefits significantly from the name recognition of Alice Cooper and the proximity to Jacob Field, the home of the Cleveland Indians, and the Rock and Roll Hall of Fame.

Menu

Our menu in Cleveland includes salads and sandwiches, pizzas and burgers, and tempting appetizers and desserts.

Menu prices range from $4 to $9 for appetizers and desserts, $5 to $18 for entrées, and $6 to $11 for pizzas and burgers.

Restaurant Layout and Staffing

Our Alice Cooper’stown restaurant was designed to feature a rock and roll and sports theme, featuring the connection to rock and roll legend Alice Cooper. The general décor is rock and roll and sports memorabilia. The logo reads “Where Rock and Roll and Sports Collide”. The restaurant features a video wall in the bar and a large screen video in the dining room. In keeping with its sports bar theme, there are more than 35 TV screens in the restaurant. Some of our former Cleveland Redfish staff, including management personnel, are involved in the operation of this restaurant.

Unit Economics

Our construction costs to convert this location were approximately $400,000, and pre-opening expenses were approximately $191,000.  This restaurant generated $1.9 million of revenue in 2003.

Future Site Selection-all Concepts

When evaluating whether and where to seek expansion of our restaurant operations, we analyze a restaurant’s profit potential.  We consider the location of a restaurant to be one of the most critical elements of the restaurant’s long-term success.  Accordingly, we expend significant time and effort in investigating and evaluating potential restaurant sites.  In conducting the site selection process, we obtain and examine detailed demographic information, such as population characteristics, density, and household income levels; evaluate site characteristics, such as visibility, accessibility, and traffic volume; consider the proposed restaurant’s proximity to demand generators, such as shopping malls, lodging, and office complexes; and analyze potential competition.  Our senior corporate management evaluates and approves each restaurant site for all of our brands prior to acquisition after extensive consultation with all levels of our operations group.  TGI Friday’s Inc. provides site selection guidelines and criteria as well as site selection counseling and assistance for our TGI Friday’s restaurant sites.  We also must obtain TGI Friday’s Inc.’s consent before we enter into definitive agreements for a TGI Friday’s restaurant site.

We have recently entered into an exclusive one-year brokerage agreement with Staubach Retail Services-West, LLC, a nationally known commercial brokerage company, which provides us with real estate and site selection consulting services.

2003 Restaurant Openings and Closures

During 2003, we opened one TGI Friday’s restaurant in Phoenix (Desert Ridge Center), Arizona and four Bamboo Club “Asian Bistro” restaurants, one in Novi (Detroit), Michigan, one in Phoenix (Desert Ridge Center), Arizona, one in Aventura, Florida, and one in Raleigh, North Carolina.  Also during 2003, we closed our Denver, Colorado Redfish Seafood Grill and Bar, sold three TGI Friday’s restaurants in Northern California, and terminated a management agreement for the four TGI Friday’s restaurants in Northern California owned by a third party.

2003 Restaurant Openings and Closures

Restaurants	Owned TGI Friday’s	Managed TGI Friday’s	Bamboo Club “Asian Bistro”	Redfish Seafood Grill and Bar	Alice Cooper’stown
December 30, 2002	56	4	8	5	1
Closed/Sold/Terminated	(3)	(4)	—	(1)	—
Opened	1	—	4	—	—
December 29, 2003	54	—	12	4	1

Current Restaurants

The following table sets forth information relating to each restaurant we own as of March 12, 2004.

Location	Square Footage	Seating Capacity	In Operation Since	Operated by Our Company Since
Acquired TGI Friday’s Restaurants
Phoenix, Arizona	9,396	298	1985	1990
Mesa, Arizona	9,396	298	1985	1990
Tucson, Arizona	7,798	290	1982	1990
Las Vegas, Nevada	9,194	298	1982	1990
Overland Park, Kansas	6,000	220	1992	1993
San Diego, California	8,002	234	1979	1993
Costa Mesa, California	8,345	232	1980	1993
Woodland Hills, California	8,358	283	1980	1993
Valencia, California	6,500	232	1993	1993
Torrance, California	8,923	237	1982	1993
La Jolla, California	9,396	225	1984	1993
Palm Desert, California	9,194	235	1983	1993
West Covina, California	9,396	232	1984	1993

Location	Square Footage	Seating Capacity	In Operation Since	Operated by Our Company Since
North Orange, California	9,194	213	1983	1993
Ontario, California	5,700	190	1993	1993
Laguna Niguel, California	6,730	205	1990	1993
San Bernardino, California	9,396	236	1986	1993
Brea, California	6,500	195	1991	1993
Riverside, California	6,500	172	1991	1993
Pleasanton, California	8,000	255	1995	1998
Salinas, California	6,500	240	1994	1998
Oakland, California	5,966	230	1994	1998
Fresno, California	5,950	230	1978	1998

Developed TGI Friday’s Restaurants
Glendale, Arizona	5,200	230	1993	1993
Albuquerque, New Mexico	5,975	270	1993	1993
Reno, Nevada	6,500	263	1994	1994
Oxnard, California	6,500	252	1994	1994
Carmel Mountain, California	6,500	252	1995	1995
Rancho Santa Margarita, California	6,548	252	1995	1995
Cerritos, California	6,250	223	1996	1996
Las Vegas, Nevada	6,700	251	1997	1997
Superstition Springs (Mesa), Arizona	6,250	240	1998	1998
Puente Hills, California	5,800	272	1999	1999
San Diego, California	6,800	277	1999	1999
Independence, Missouri	5,800	240	1999	1999
Rancho San Diego, California	5,800	240	1999	1999
Yorba Linda, California	5,800	240	1999	1999
Simi Valley, California	5,800	240	1999	1999
Tucson, Arizona	5,800	240	1999	1999
Henderson, Nevada	5,800	240	1999	1999
Carlsbad, California	8,146	302	1999	1999
Temecula, California	6,400	278	1999	1999
Chandler, Arizona	6,000	240	1999	1999
Goodyear, Arizona	6,000	207	2000	2000
Shawnee, Kansas	6,400	245	2000	2000
Thousand Oaks, California	6,400	249	2000	2000
Union City – San Francisco, California	6,400	240	2000	2000
Leawood, Kansas	7,248	240	2000	2000
N. Long Beach, California	7,177	291	2000	2000
Scottsdale, Arizona	7,100	263	2000	2000
Albuquerque West, New Mexico	6,426	241	2001	2001
Porter Ranch, California	6,426	245	2001	2001
Chandler Arizona	6,800	322	2002	2002

Location	Square Footage	Seating Capacity	In Operation Since	Operated by Our Company Since
Desert Ridge Mall (Phoenix), Arizona	6,573	292	2003	2003

Acquired Redfish Restaurants
Chicago, Illinois	6,200	214	1996	1997
Cincinnati, Ohio	7,133	239	1997	1997

Developed Redfish Restaurants
Scottsdale, Arizona	7,285	218	2001	2001
Chandler, Arizona	7,216	334	2002	2002

Acquired Bamboo Club Restaurants
Phoenix, Arizona	5,400	200	1995	2000
Scottsdale, Arizona	5,400	200	1997	2000

Developed Bamboo Club Restaurants
Tampa, Florida	8,100	235	2001	2001
West Palm Beach, Florida	6,317	180	2001	2001
Tempe, Arizona	6,400	210	2001	2001
Tucson, Arizona	6,422	277	2002	2002
Newport, Kentucky	6,735	236	2002	2002
King of Prussia, Pennsylvania	7,391	243	2002	2002
Miami (Aventura), Florida	6,544	236	2003	2003
Novi, Michigan	6,941	291	2003	2003
Desert Ridge Mall (Phoenix), Arizona	7,000	293	2003	2003
Raleigh/Durham, North Carolina	7,217	271	2003	2003
Fairfax, Virginia	Under	Construction

Developed Alice Cooper’stown Restaurant
Cleveland, Ohio	11,160	356	2002	2002

In the first quarter of 2004, we entered into agreements with landlords terminating two leases which will result in the closure of two TGI Friday’s restaurants in 2004.

Restaurant Operations

TGI Friday’s, Bamboo Club, Redfish, and Alice Cooper’stown Operations

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

We also maintain quality assurance procedures designed to assure compliance with the high quality of products and services mandated by our company and, for our TGI Friday’s restaurants, by TGI Friday’s Inc. We respond to and investigate inquiries and complaints, initiate on-site resolution of deficiencies, and consult with each restaurant’s staff to assure that proper action is taken to correct any deficiency.  Our personnel and third-party quality assurance professionals we have retained make unannounced visits to restaurants to evaluate the facilities, products, and services.  We believe that our quality review program and executive oversight enhance restaurant operations, reduce operating costs, improve customer satisfaction, and facilitate the highest level of compliance with the TGI Friday’s system.

We maintain a zero tolerance policy for discrimination of any type towards both our employees and customers and, to this end, constantly enforce this policy through our training of new employees, our policy and training manuals, and periodic re-enforcement programs.

Restaurant Management

Our TGI Friday’s regional and restaurant management personnel are responsible for complying with TGI Friday’s Inc.’s and our operational standards.  In our TGI Friday’s division, assisting our Senior Director of Operations, we have three Senior Regional Managers and two Regional Managers responsible for between eight and 11 of our restaurants within their region.  We have one Director of Operations who is responsible for the Alice Cooper’stown restaurant. This individual has signed an agreement wherein he purchased a net profit participation in this operation equal to 20% of a defined level of profits over a certain earnings before interest, taxes, depreciation, and amortization (EBITDA) as defined. We have one Regional Manager who is responsible for the Redfish Seafood Grill and Bar restaurants. These Regional Managers and Directors of Operations report to our Senior Vice President of Restaurant Operations for TGI Friday’s, Redfish Seafood Grill and Bar, and Alice Cooper’stown restaurants.

We have two Regional Managers for the Bamboo Club “Asian Bistro” restaurants, each responsible for six restaurants in the manager’s territory, who report to the Senior Vice President of Restaurant Operations for Bamboo Club restaurants.

The Senior Vice Presidents of Restaurant Operations report to our President and Chief Operating Officer, who has responsibility for our TGI Friday’s, Redfish, Bamboo Club, and Alice Cooper’stown operations.

Restaurant managers are responsible for day-to-day restaurant operations, including customer relations, food preparation and service; cost control, restaurant maintenance, and personnel relations.  We typically staff our restaurants with an on-site general manager, two or three assistant managers, and a kitchen manager. Our TGI Friday’s restaurants average between 80 and 90 hourly employees.  Our Redfish restaurants average approximately 65 hourly employees and our Bamboo Club restaurants average approximately 72 hourly employees. Our Alice Cooper’stown restaurant averages 50 hourly employees. We support these operational personnel with personnel involved in financial planning, research and development, and training.

We have established a program of appointing multi-location general managers in geographic areas having locations close enough to each other to support this concept.  We currently have seven multi-location senior general managers. In addition to improving efficiency, this program allows us to promote and compensate key general managers and create a position that improves our ability to retain key employees in our company.

Recruitment and Training

We attempt to hire employees who are committed to the standards maintained by our company and, for our TGI Friday’s restaurants, by TGI Friday’s Inc.  We also believe that our high unit sales volume, the image and atmosphere of the TGI Friday’s, Bamboo Club, Redfish, and Alice Cooper’stown concepts, and our career advancement and employee benefit programs enable us to attract high quality management and restaurant personnel.

Our TGI Friday’s restaurant personnel participate in continuing training programs maintained by TGI Friday’s Inc. and our company.  In addition, we supplement those programs by hiring personnel devoted solely to employee training.  Each TGI Friday’s restaurant general and assistant manager completes a formal training program conducted by our company.  This program provides our TGI Friday’s restaurant managers 14 weeks of training.  The training covers all aspects of management philosophy and overall restaurant operations, including supervisory skills, operating and performance standards, accounting procedures, and employee selection and training necessary for restaurant operations. We employ personnel who are involved exclusively in training for both initial new store openings and continued re-training.

Our Bamboo Club and Redfish restaurant managers and personnel participate in extensive training programs consistent with our operating standards.  Many of our Redfish restaurant managers are experienced TGI Friday’s managers who have accepted positions in our Redfish operations.  We have implemented all of our policies and training programs in order to operate the Alice Cooper’stown restaurant with the same high standards we have established for our other brands.

Maintenance and Improvement of Restaurants

We maintain our restaurants and all associated fixtures, furnishings, and equipment in conformity with the TGI Friday’s system or standards we have developed for our Bamboo Club and Redfish restaurants.  We also make necessary additions, alterations, repairs, and replacements to our TGI Friday’s restaurants as required by TGI Friday’s Inc., including periodic repainting or replacement of obsolete signs, furnishings, equipment, and decor.  We may be required, subject to certain limitations, to modernize our restaurants to the then-current standards and specifications of TGI Friday’s Inc.  In the past few years, we have developed a plan that we refer to as a “popout” in four of our existing TGI Friday’s restaurants that expands the restaurants by approximately 1,200 square feet. In 2003, we completed a major renovation in our Torrance, California and one of our Las Vegas, Nevada TGI Friday’s restaurants and may complete additional renovations in 2004.

We have developed plans to construct improvements for some of our TGI Friday’s locations to develop a take-out program, which program could be used in the future with our other brands.

During 2003, we did a major renovation at one of the original Bamboo Club locations and a minor renovation at the other original location that we acquired when we purchased the Bamboo Club concept.  We are developing a standard prototype that we plan to use on future

Bamboo Club restaurants.  Our Desert Ridge (Phoenix, AZ) location was our first fully free-standing Bamboo Club restaurant.

Point of Sales Information Systems

We have devoted considerable resources to develop and implement management information systems that improve the quality and flow of information throughout our company.  We use five to seven touch-screen computer registers (point of sale terminals) located conveniently throughout each of our restaurants.  Servers enter guest orders by touching the appropriate sections of the register’s computer screen, which transfers the information electronically to the kitchen and bar for preparation.  These registers also are connected to a computer in the restaurant office and to our corporate information system by frame relay.  Management receives detailed comparative reports on each restaurant’s sales and expense performance daily, weekly, and monthly.

We are currently using three different in-store systems: at most of our TGI Friday’s locations, we use a proprietary system supported by TGI Friday’s Inc.; our Redfish locations use Micros software; and our Bamboo Club locations are on our new restaurant systems provided by Aloha Technology.  We are migrating all of our concepts to a consistent new point of sale or POS, and back office solution from Aloha Technology.  We are also moving to a new corporate enterprise resource planning system, or ERP, from Lawson Software.  Management and support of the new corporate ERP system will be outsourced to netASPx, Inc.

We are in the process of installing the POS and back office systems at all of our stores and anticipate that this will be completed by the end of 2004.  We are currently defining the requirements for our revised Human Resources and Payroll system using the Lawson ERP system. Our conversion to the new ERP system will commence when the new POS system has been implemented at a majority of our stores.  We anticipate the ERP implementation will be completed by the middle of 2005.

We believe that our management information systems enable us to increase the speed and accuracy of order taking and pricing, to better assist guest preferences, to efficiently schedule labor to better serve guests, to quickly and accurately monitor food and labor costs, assist in product purchasing and product movement analysis, to promptly access financial and operating data, and to improve the accuracy and efficiency of store-level information and reporting.

Supply, Purchasing, and Distribution

We purchase or lease, on a short-term basis, all fixtures, furnishings, equipment, signs, recorded music, food products, supplies, inventory, and other products and materials required for the development and operation of our TGI Friday’s restaurants from suppliers approved by TGI Friday’s Inc. In order to be approved as a supplier, a prospective supplier must demonstrate to the reasonable satisfaction of TGI Friday’s Inc. its ability to meet the then-current standards and specifications of TGI Friday’s Inc. for such items, possess adequate quality controls, and have the capacity to provide supplies promptly and reliably.  We are not required to purchase supplies from any specified suppliers, but the purchase or lease of any items from an unapproved supplier requires the prior approval of TGI Friday’s Inc.

TGI Friday’s Inc. maintains a list of approved suppliers and a set of the TGI Friday’s system standards and specifications.  TGI Friday’s Inc. receives no commissions on direct sales to its franchisees, but may receive rebates and promotional discounts from manufacturers and suppliers, some of which are passed on proportionately to our company.  TGI Friday’s Inc. is an approved supplier of various kitchen equipment and store fixtures, decorative memorabilia, and various paper goods, such as menus and in-store advertising materials and items.  We are not, however, required to purchase such items from TGI Friday’s Inc.  If we elect to purchase such items from TGI Friday’s Inc., TGI Friday’s Inc. may derive revenue as a result of such purchases.

Celebrity Restaurants assisted us in converting the Cleveland location into an Alice Cooper’stown restaurant. Celebrity Restaurants provided guidance in restaurant design, acquisition of themed memorabilia for décor, and locating sources for the purchase of memorabilia for sale to guests.

We have an agreement with U.S. Foodservice, a national food distribution service company, to serve substantially all of our TGI Friday’s restaurants in California, Arizona, and Nevada and for all of our Bamboo Club and Redfish restaurants. We have an agreement with Performance Food Group in Missouri, Kansas, and New Mexico for all of our TGI Friday’s restaurants located in those states.  Orders are sent electronically to the supplier.  Our suppliers have comprehensive warehouse and delivery outlets servicing each of our markets. We believe that our purchases from our primary suppliers enable us to maintain a high level of quality, achieve dependability in the receipt of our supplies, avoid the costs of maintaining a large purchasing department, and attain cost advantages as the result of volume purchases. We believe, however, that all essential products are available from other national suppliers as well as from local suppliers in the cities in which our restaurants are located in the event we determine to purchase our supplies from other suppliers.

We created a new department to manage supply chain management services for our company.  This division may contract with other restaurant operators to provide supply chain management services for a fee.  We are currently negotiating with the owners of the three TGI Friday’s that we sold in 2003 and have signed a contract with the owners of the TGI Friday’s that were formerly managed by us in northern California to provide fee-based services to them.

Advertising and Marketing

TGI Friday’s Restaurants

We participate in the national marketing and advertising programs conducted by TGI Friday’s Inc.  The programs use network and cable television and national publications and feature new menu innovations and various promotional programs.  In addition, from time to time, we supplement the marketing and advertising programs conducted by TGI Friday’s Inc. through local radio, newspaper, and magazine advertising media and sponsorship of community events.  In conjunction with TGI Friday’s Inc., we maintain a “frequent diner” program that includes awards of food, merchandise, and travel to frequent diners based upon points accumulated through purchases.

As a franchisee of TGI Friday’s Inc., we are able to utilize the trade names, service marks, trademarks, emblems, and indicia of origin of TGI Friday’s Inc., including the marks TGI

Friday’s® and Friday’s®.  We advertise in various media utilizing these marks to attract new customers to our restaurants.

Each franchise agreement also requires us to spend at least 4% of gross sales on local marketing and to contribute to a national marketing pool which is administered by TGI Friday’s Inc.  The national marketing pool funds are used to develop national advertising campaigns (creative material) and buy national, spot, and local advertising.  All funds contributed to the national advertising fund are credited against the local advertising requirement.  TGI Friday’s Inc. required us, as well as all other franchisees, to contribute 2.1% of gross sales in the first three quarters of 2001 to the national marketing fund. This requirement was reduced to 1.7% during the last fiscal quarter of 2001.  The marketing fund contributions were 2.7% and 3.25% in 2002 and 2003, respectively.  TGI Friday’s has increased the marketing fund contributions to 3.5% for 2004.  Marketing fund contributions totaled $6,153,000 during fiscal 2003, $5,250,000 during fiscal 2002, and $4,774,000 during fiscal 2001.

Bamboo Club and Redfish Restaurants

Our in-house marketing department develops advertising and marketing programs for our Bamboo Club and Redfish restaurants.  We develop these programs with an emphasis on building awareness of the “Bamboo Club” and “Redfish” brands in the communities in which we operate Bamboo Club and Redfish restaurants and generate sales for those restaurants.  Advertising and marketing campaigns have included radio and print advertising, as well as point-of-sale marketing promotions.  We conduct a comprehensive advertising and public relations campaign in advance of each Bamboo Club and Redfish restaurant grand opening.

Alice Cooper’stown Restaurant

Our in-house marketing department is developing advertising and marketing programs for our Alice Cooper’stown restaurant. We will emphasize the sports and rock and roll connection and feature Alice Cooper.

Expansion of Operations

We plan to expand our restaurant operations through the development of additional TGI Friday’s restaurants in our existing development territories and the development of additional Bamboo Club restaurants in suitable locations as our financial capabilities permit. See “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding our financial condition.

 We are currently constructing a Bamboo Club in Fairfax, Virginia that we anticipate will open late in the third quarter of 2004 and have amended our lease covering a Bamboo Club location in Columbus, Ohio to begin construction in 2004.

We are negotiating for a site and intend to commence construction of a TGI Friday’s restaurant in the fourth quarter of 2004.

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

Development Agreements

We are a party to two development agreements entered into in early 2004 with TGI Friday’s, Inc, one covering Southern California and the other covering Arizona, Nevada, and New Mexico. Our new 2004 development agreements obligate us to open at least 16 new TGI Friday’s restaurants through 2009. In the past, we were unable to meet the terms of development agreements with TGI Friday’s Inc.  In each instance, TGI Friday’s Inc. waived our non-compliance. Each development agreement grants us the right to develop additional TGI Friday’s restaurants in a specified territory and obligates us to develop additional TGI Friday’s restaurants in that territory in accordance with a specified development schedule.  We own the exclusive rights to develop additional TGI Friday’s restaurants in territories encompassing the southern portion of California, and most of the counties in the states of Arizona, Nevada, New Mexico and El Paso, Texas. We plan to develop additional TGI Friday’s restaurants in our existing development territories.

The following table sets forth information regarding our minimum requirements to open new TGI Friday’s restaurants under our current development agreements, as well as the number of existing restaurants in each of our development territories.

Year	Southern California Territory(1)	Southwest Territory(2)	Midwest Territory(3)	Total
2004	—	1	—	1
2005	1	1	—	2
2006	2	1	—	3
2007	2	1	—	3
2008	2	1	—	3
2009	3	1	—	4
Minimum Requirements	10	6	—	16

Existing Restaurants	33	17	4	54
Total				70

(1)   Consists of Southern California. Agreement expires at the end of 2009.

(2)   Consists of the states of Arizona and Nevada, and most of the state of New Mexico and El Paso, Texas, expires at end of 2009.

(3)   Former Development Territory consisting of metropolitan Kansas City, Kansas and Kansas City, Missouri.  Agreement terminated in first quarter of 2004.

Each development agreement gives TGI Friday’s Inc., certain remedies in the event that we fail to comply in a timely manner with our schedule for restaurant development, if we otherwise default under the development agreement or any franchise agreement relating to a restaurant within that development territory as described above, or if our officers or directors breach the confidentiality or non-compete provisions of the development agreement.  The remedies available to TGI Friday’s Inc., include (a) the termination of our exclusive right to develop restaurants in the related territory; and (b) the termination of the development agreement.  None of these remedies would adversely affect our ability to continue to operate our then-existing TGI Friday’s restaurants.  Currently, other than the one TGI Friday’s location currently under negotiation, we do not anticipate building additional TGI Friday’s restaurants during 2004.

In the first quarter of 2004, we entered into an agreement with TGI Friday’s Inc. that provides royalty and development cost relief if certain conditions are met. We cannot determine at this time the amount of any such cost relief, but such sum may be material to our operational results.

Franchise Agreements

We enter into or assume a separate franchise agreement with respect to each TGI Friday’s restaurant that we acquire or develop pursuant to a development agreement.  Each franchise agreement grants us an exclusive license to operate a TGI Friday’s restaurant within a designated geographic area, which generally is a three-mile limit from each restaurant, and obligates us to operate such restaurant in accordance with the requirements and specifications established by TGI Friday’s Inc. relating to food preparation and quality of service as well as general operating procedures, advertising, records maintenance, and protection of trademarks.  The franchise agreements restrict our ability to transfer our interest in our TGI Friday’s restaurants without the consent of TGI Friday’s Inc.

Each franchise agreement requires us to pay TGI Friday’s Inc. an initial franchise fee of $50,000.  In addition, we are obligated to pay TGI Friday’s Inc. a royalty of generally 4% of the gross revenue as defined in the franchise agreement for each restaurant. Royalty expense under these agreements totaled $7,510,000 during fiscal 2003, $7,477,000 during fiscal 2002, and $7,444,000 during fiscal 2001.

As previously discussed, each franchise agreement also requires us to spend at least 4% of gross sales on local marketing and to contribute to a national marketing pool that is administered by TGI Friday’s Inc.

A default under one of our franchise agreements will not constitute a default under any of our other franchise agreements.  A default under the franchise agreement for a restaurant in a development territory may, however, constitute a default under the development agreement for that development territory.

License Agreements

Our license agreement with Celebrity Restaurants, L.L.C., allows us to operate the Alice Cooper’stown restaurant in Cleveland, Ohio. The agreement grants us the right to use Celebrity Restaurants’ exclusive rights to Alice Cooper’s likeness and its trademarks and trade names to operate a sports and rock and roll themed restaurant featuring Alice Cooper.

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

We paid approximately $32,000 during 2003 and $41,000 during 2002 in royalties under this license agreement.

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

We also are subject to regulation under the Fair Labor Standards Act, which governs such matters as working conditions and minimum wages.  An increase in the minimum wage rate or the cost of workers’ compensation insurance, both of which recently occurred in California, or changes in tip-credit provisions, employee benefit costs (including costs associated with mandated health insurance coverage), or other costs associated with employees could adversely affect our company.

In addition, we are subject to the Americans with Disabilities Act of 1990 or ADA.  The ADA may require us to make certain installations in new restaurants or renovations to existing restaurants to meet federally mandated requirements.  To our knowledge, we are in compliance in all material respects with all applicable federal, state, and local laws affecting our business, with the exception of renovations to restaurants existing at the time of passage of the ADA.

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

Employees

We employ approximately 2,300 people on a full-time basis, of whom 72 are corporate management and staff personnel.  We also employ approximately 3,100 part-time employees, which results in our employment of approximately 5,400 total personnel, of which approximately 5,328 are restaurant personnel.  Except for corporate and management personnel, we generally pay our employees on an hourly basis.  We employ an average of approximately 76 full-time and part-time hourly employees at each of our restaurants.  None of our employees are covered by a collective bargaining agreement with us.  We have never experienced a major work stoppage, strike, or labor dispute.  We consider our relations with our employees to be good.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position
Bart A. Brown, Jr. (1)	72	Chief Executive Officer and Director
William G. Shrader (2)	56	President, Chief Operating Officer, and Director
Michael Garnreiter	52	Executive Vice President, Treasurer, and Chief Financial Officer
Jeff Smit	45	Senior Vice President-Restaurant Operations-TGI Friday’s, Redfish and Alice Cooper’stown
Stuart S. Gee	40	Senior Vice President-Restaurant Operations-Bamboo Club
Michael J. Herron	62	General Counsel, Vice President, and Secretary
Matthew J. Wickesberg	29	Vice President-Financial Planning and Analysis
Stephanie Barbini	33	Vice President-Human Resources and Training

(1). Bart A. Brown Jr. has announced his retirement effective March 31, 2004; thereafter, he will remain on the board of directors and serve our company as a consultant pursuant to a consulting contract.

(2). William G. Shrader was appointed CEO and President of our company by the board of directors, effective April 1, 2004.

Bart A. Brown, Jr. has served as our Chief Executive Officer and as a director since December 1996.  Mr. Brown served as our President from December 1996 until June 2001. Mr. Brown was affiliated with Investcorp International, N.A., an international investment banking firm, from April 1996 until December 1996.  Mr. Brown served as the Chairman and Chief Executive Officer of Color Tile, Inc. at the request of Investcorp International, Inc., which owned all of that company’s common stock, from September 1995 until March 1996.  In January 1996, Color Tile filed for reorganization under Chapter 11 of the United States Bankruptcy Code.  Mr. Brown served as Chairman of the Board of The Circle K Corporation from June 1990, shortly after that company filed for reorganization under Chapter 11 of the United States Bankruptcy Code, until September 1995.  From September 1994 until September 1996, Mr. Brown served as the Chairman and Chief Executive Officer of Spreckels Industries, Inc.  Mr. Brown engaged in the private practice of law from 1963 through 1990 after seven years of employment with the Internal Revenue Service.

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

Michael Garnreiter has served as our Executive Vice President, Treasurer, and Chief Financial Officer since April 2002.  Prior to joining our company, Mr. Garnreiter served as a general partner of the international accounting firm of Arthur Andersen.  Mr. Garnreiter began his career in public accounting with the Los Angeles office of Andersen in 1974 after graduating with a Bachelor of Science degree in accounting from California State University at Long Beach.  In 1986, he transferred to their Tucson, Arizona office to become its Office Managing Partner.  Mr. Garnreiter’s career as an accounting and audit partner spanned many different industries but focused on the entrepreneurial, public company.  Mr. Garnreiter is a Certified Public Accountant in California and Arizona and retired from Andersen in March 2002.

Jeff Smit has served as our Senior Vice President-Restaurant Operations-TGI Fridays/Redfish since June 2001. Mr. Smit served as our Vice President of Operations from September 1998 to June 2001. Mr. Smit joined us in 1994 and has been a general and regional manager. Prior to joining us, Mr. Smit worked for TGI Friday’s Inc. as a general manager in its TGI Friday’s operation. Prior to that, Mr. Smit worked in a variety of capacities in various restaurants.

Stuart S. Gee has served as our Senior Vice President-Restaurant Operations-Bamboo Club since July 2003. Mr. Gee worked for Sam Seltzer’s Steakhouse restaurant chain as an operating partner from October 2002 to May 2003. Prior to that, Mr. Gee worked in various capacities for Brinker International-Romano’s Macaroni Grill, the last as Vice President of Operations, from March 1993 to March 2002. Mr. Gee was a general manager for Darden Restaurants-Red Lobster from March 1987 to February 1993.

Michael J. Herron has served as our General Counsel since March 2001, as our Secretary since June 2001, and as a Vice President since June 2003. Prior to joining us, Mr. Herron was actively engaged in the private practice of law in Aspen, Colorado from February 1985 until February 2001 and in Miami Beach, Florida from October 1965 to August 1984. While practicing in Florida, he served as outside General Counsel for a restaurant franchisor known as the Orange Bowl, a restaurant concept exclusively located in regional shopping centers through the United States. Mr. Herron is a former President of the Miami Beach, Florida, Bar Association and was a member of the Florida Bar Association’s standing Ethics Committee.

Matthew J. Wickesberg has served as our Vice President of Financial Planning and Analysis since June 2002.  Mr. Wickesberg served as our Director of Strategic Planning from May 2000 to June 2002. Prior to joining our company, Mr. Wickesberg was a Senior Consultant with PricewaterhouseCoopers in Dallas, Texas. As a member of the Financial Advisory Services group, he worked in the areas of corporate restructuring, bankruptcy, corporate finance and litigation support. Mr. Wickesberg is a Chartered Financial Analyst and attended programs at the London School of Economics, and received his Bachelors in Finance from Oklahoma State University.

Stephanie Barbini has served as our Vice President of Human Resources and Training since September 2002. Ms. Barbini held a variety of senior level HR positions with Conoco/ Phillips, from 1994 to September 2002.  During her eight-year tenure with Conoco/Phillips she provided strategic human resource support to retail operations, corporate headquarters, petroleum refining and distribution through five separate multi-billion dollar acquisitions. Ms. Barbini holds a BA in Psychology from Oklahoma University and a Master’s in Organizational Psychology from Columbia University.

Risk Factors

You should carefully consider the following factors, in addition to the other information in this Report, in evaluating our company and our business.

We face risks associated with changes in general economic and political conditions that affect consumer spending.

Adverse economic conditions and any related decrease in discretionary spending by our customers have an adverse affect on our revenues and operating results. When the economy struggles, our customers may become more apprehensive about the economy and reduce their level of discretionary spending.  We believe that a decrease in discretionary spending could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues.  Additionally, military and governmental responses to future terrorist attacks and the prospect of future wars may exacerbate the then current economic conditions, and may lead to weakening in the economy.

We depend on TGI Friday’s Inc.

Our success depends, to a significant extent, on the continued vitality of the TGI Friday’s restaurant concept and the overall success of the TGI Friday’s system.

We have no control over the management or operation of TGI Friday’s Inc. or other TGI Friday’s franchisees.  A variety of factors affecting TGI Friday’s Inc. or the TGI Friday’s concept could have a material adverse effect on our business.  These factors include the following:

•      any business reversals that TGI Friday’s Inc. may encounter;

•      a failure by TGI Friday’s Inc. to promote the TGI Friday’s name or restaurant concept;

•      the inability or failure of TGI Friday’s Inc. to support its franchisees, including our company;

•      the failure to operate successfully the TGI Friday’s restaurants that TGI Friday’s Inc. itself owns; and

•      negative publicity with respect to TGI Friday’s Inc. or the TGI Friday’s name.

The future results of the operations of our restaurants will not necessarily reflect the results achieved by TGI Friday’s Inc. or its other franchisees, but will depend upon such factors as the effectiveness of our management team, the locations and markets of our restaurants, and the operating results of those restaurants.

Our Franchise agreements with TGI Friday’s, Inc. require substantial payments.

Our franchise agreement with TGI Friday’s Inc. for each TGI Friday’s restaurant that we own generally requires us to pay an initial franchise fee of $50,000, pay royalties of generally 4% of the restaurant’s gross sales, and spend up to 4% of the restaurant’s gross sales on advertising, which may include contributions to a national marketing pool administered by TGI Friday’s Inc.

TGI Friday’s Inc. requires us and its other franchisees to contribute a percentage of gross sales to the national marketing pool, which has been set at 3.5% for 2004. We must pay or accrue these amounts regardless of whether or not our restaurants are profitable.

If we fail to satisfy these requirements or otherwise default under the franchise agreements, we could be subject to potential damages for breach of contract and could lose our franchise rights for some or all of our TGI Friday’s restaurants.  We also could lose our rights to develop additional TGI Friday’s restaurants.

Our Development Agreements with TGI Friday’s Inc. require us to open additional TGI Friday’s restaurants.

Our development agreements with TGI Friday’s Inc. require us to open additional TGI Friday’s restaurants. We may not be able to secure sufficient restaurant sites that we believe are suitable or we may not be able to develop restaurants on terms and conditions that we consider favorable in order to satisfy the requirements of the development agreements.  The development agreements give TGI Friday’s Inc. certain remedies in the event that we fail to comply with the development schedule in a timely manner or if we breach the confidentiality or noncompete provisions of the development agreements.  These remedies include, under certain circumstances, the right to reduce the number of restaurants we may develop in the related development territory or to terminate our exclusive right to develop restaurants in the related development territory. In the past, we have negotiated waivers from TGI Friday’s Inc. of the obligations we have not fulfilled.  However, we can provide no assurance that we will successfully fulfill these obligations in the future or, if we do not, that we will be obtain waivers.

Our assets may become impaired due to changing economic conditions.

Our assets may become impaired due to changing economic conditions. When we encounter a “triggering” event, decide to close a restaurant, or perform a periodic review of our marginally performing locations (particularly in the fourth quarter of each year), we record appropriate asset impairment charges if necessary.  The amount of impairment charges and the allocation of goodwill, if any, is based upon assessments of current and future economic conditions and their estimated impact on our ability to recover our investment in long-lived assets.  Even in strong economic conditions, there can be conditions or local situations that might require the recording of asset impairment charges.  We will continue to perform periodic asset impairment tests, and it is likely that we will record future asset impairment charges.

We have significant debt, and we may be unable to continue to meet debt covenants.

We have incurred significant indebtedness in connection with our growth strategy. As of December 29, 2003, we had long-term debt of approximately $51.7 million (including current portion of $3.8 million), and a working capital deficit of $16.4 million.  Our borrowings include financial covenants (which have been amended and revised from time to time) generally based on EBITDA, which limits the amount we can borrow. These debt agreements require us to measure our compliance with financial covenants each fiscal quarter. If we fail to meet any financial covenants, our lenders could call their loans immediately.  There can be no assurance we will continue to meet these covenants in the future.

Our borrowings involve substantial interest expense.

Our borrowings will result in interest expense of approximately $3.9 million in 2004 and $3.7 million in 2005, based on currently prevailing interest rates and assuming outstanding and contemplated indebtedness is paid in accordance with the existing payment schedules without any prepayments or additional borrowings. Additionally, current interest rates are at historically low levels.  If interest rates were to increase, our interest costs would also increase, since approximately 30%, after consideration of the impact of our swap agreements, of our debt is variable interest rate debt. We must make these interest payments regardless of our operating results.  Currently, 50 of our restaurants are pledged to secure our debt obligations.

We depend on a key food product distributor.

We depend on U.S. Foodservice, a national food distribution service company, to serve substantially all of our restaurants in California, Arizona, and Nevada and for all of our Bamboo Club and Redfish restaurants. U.S. Foodservice is a subsidiary of Royal Ahold, which in early 2003 announced a major financial restatement to its 2001 and earlier financial statements.  The inability of U.S. Foodservice to continue providing us with a high level of quality and dependability in the receipt of our supplies, at the cost advantages resulting from our volume purchases, could have a material impact on our business.

We believe that all essential products are available from other national suppliers as well as from local suppliers in the cities in which our restaurants are located in the event we must purchase our products from other suppliers; however, there can be no assurance that we will be able to match quality, price, or dependability of supply.

We face risks associated with the expansion of our operations.

The success of our business depends on our ability to expand the number of our restaurants, either by developing or acquiring additional restaurants.  Our success also depends on our ability to operate and manage successfully our growing operations.  Our ability to expand successfully will depend upon a number of factors, including the following:

•      the availability and cost of suitable restaurant locations for development;

•      the availability of restaurant acquisition opportunities;

•      the hiring, training, and retention of additional management and restaurant personnel;

•      the availability of adequate financing;

•      the continued development and implementation of management information systems;

•      competitive factors; and

•      general economic and business conditions.

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

We will need additional capital for expansion which may not be available.

We will need additional funds to develop new restaurants, including funds for construction, tenant improvements, furniture, fixtures, equipment, training of employees, permits, initial franchise fees, and other expenditures.  We have no additional borrowing capacity under our credit agreements. Our cash flows from operations will be sufficient to build one new Bamboo Club and one new TGI Friday’s during 2004.  However, we will require funds to develop additional TGI Friday’s and Bamboo Club restaurants after 2004 and to pursue any additional restaurant development or restaurant acquisition opportunities that may develop and to comply with our required minimum restaurant openings in accordance with our development agreements with TGI Friday’s Inc.

In the future, we may seek additional equity or debt financing to provide funds so that we can develop or acquire additional restaurants.  Such financing may not be available or may not be available on satisfactory terms.  If financing is not available on satisfactory terms, we may be unable to satisfy our obligations under our development agreements with TGI Friday’s Inc. or otherwise to expand our restaurant operations.  While debt financing will enable us to add more restaurants than we otherwise would be able to add, debt financing increases expenses and is limited as to availability due to our financial results, and we must repay the debt regardless of our operating results.  Future equity financings could result in dilution to our stockholders.

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

We face rising insurance costs.

The cost of insurance (workers compensation insurance, general liability insurance, health insurance, and directors and officers liability insurance) has risen significantly in the past year and is expected to continue to increase in 2004.  In California, new legislation effective January 1, 2003, provides significantly increased benefits and higher costs to companies for workers’ compensation claims.  Also in California, new legislation that takes effect in 2006 requires us to provide 80% of the cost of health insurance to our employees and their families. Approximately 50% of our owned restaurants and employees are located in California.  The cost of this health program has not yet been determined, but will likely have a significant negative impact on our profitability. We maybe unable to make the improvements in our operations to mitigate the effects of these increased costs.

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

We depend upon our senior management.

Our success depends, in large part, upon the services of our senior management.  The immediate loss of the services of any members of our senior management team, without a reasonable period of transition, could have a material adverse effect on our business.

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

We are from time to time the subject of complaints or litigation from guests alleging food-borne illness, injury, or other food quality, health, or operational concerns.  We may be adversely affected by publicity resulting from such allegations regardless of whether such allegations are valid or whether we are liable.  We are also subject to complaints or allegations from former or prospective employees from time to time.  A lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our business.

We are subject to state “dram shop” laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person.  While we carry liquor liability coverage as part of our existing comprehensive general liability insurance, we may still be subject to a judgment in excess of our insurance coverage and we may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, or at all.

The market price of our common stock has been volatile.

Historically, the market price of our common stock has been extremely volatile.  In the future, the market price of our common stock will be subject to wide fluctuations as a result of a variety of factors, including the following:

•      quarterly variations in our operating results or those of other restaurant companies;

•      changes in analysts’ estimates of our financial performance;

•      changes in national and regional economic conditions, the financial markets, or the restaurant industry;

•      natural disasters; and

•      other developments affecting our business or other restaurant companies.

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

Our directors and executive officers currently own or control, directly or indirectly, approximately 6,494,306 shares, or 43.7%, of our outstanding common stock.  These directors and officers also hold options to purchase an aggregate of 2,889,500 shares of common stock at exercise prices ranging from $1.67 to $6.01 per share.  As a result, these persons voting together have significant voting power, including the election of directors and the approval of other corporate matters.

The existence of stock options and warrants may adversely affect the terms of future financings.

Stock options to persons other than directors or officers to acquire an aggregate of 968,255 shares of common stock currently are outstanding.  An additional 312,000 shares of common stock have been reserved for issuance upon exercise of options that may be granted under our existing stock option plans.  In addition, warrants to acquire 231,000 shares of common stock currently are outstanding.  During the terms of those options and warrants, the holders of those securities will have the opportunity to profit from an increase in the market price of our common stock.  The existence of options and warrants may adversely affect the terms on which we can obtain additional financing in the future, and the holders of options and warrants can be expected to exercise those options and warrants at a time when, in all likelihood, we would be able to obtain additional capital by offering shares of common stock on terms more favorable to us than those provided by the exercise of such options and warrants.

Sales of large numbers of shares could adversely affect the price of our common stock.

Sales of substantial amounts of common stock in the public market, or even the potential for such sales, could adversely affect prevailing market prices for our common stock and could adversely affect our ability to raise capital.  As of March 5, 2004, there were 14,641,928 shares of our common stock outstanding.  All of these shares are freely transferable without restriction under the securities laws, unless they are held by our “affiliates,” as that term is defined in the securities laws.  Affiliates also are subject to certain of the resale limitations of Rule 144.  Generally, under Rule 144, each person that beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us or one of our affiliates may, every three months, sell in ordinary brokerage transactions or to market makers an amount of shares equal to the greater of 1% of our then-outstanding common stock or the average weekly trading volume for the four weeks prior to the proposed sale of such shares.

We do not anticipate that we will pay dividends.

We have never paid any cash or stock dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future.  We intend to apply any earnings to the expansion and development of our business.  In addition, the terms of our credit facilities limit our ability to pay dividends on our common stock.

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

We also lease space for most of our restaurants.  The initial lease terms range from 10 to 20 years and usually contain renewal options for up to 20 years.  The leases typically provide for a fixed rental payment plus a percentage of our revenue in excess of a specified amount.

ITEM 3.          LEGAL PROCEEDINGS

From time to time, we are subject to routine contract, negligence, employment related, and other litigation in the ordinary course of business.

 We have been served with two lawsuits filed on behalf of current employees, seeking damages, under California law, for both missed breaks and missed meal breaks the employees allege they did not receive. These lawsuits seeks to establish a class action relating to our California operations. We intend to vigorously defend these lawsuits, both on the merits of the employees’ case and the issues relating to class action status.

During 2003 we were involved in two lawsuits with landlords of leases to build two Bamboo Club restaurants. We entered into settlement agreements with both and such lawsuits were amicably resolved.

The state of California initiated a sales tax audit of our restaurants and determined that the optional 15% gratuity added to checks for parties of eight or more should have been subject to sales tax and as such has assessed taxes and related penalties of approximately $900,000.  We have vigorously contested this assessment. The first of various appeal conferences was held on November 13, 2003.  In February 2004, we were notified that our appeal was denied by the appeals officer.  We are in the process of preparing a second appeal to the full state of California Franchise Tax Board. We are unable to predict the outcome of this proceeding.

Other than those proceedings, we are not subject to any pending litigation that we believe will have a material adverse effect on our business or financial condition, results of operations, or liquidity.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock has been quoted on the Nasdaq National Market under the symbol “MAIN” since 1992.  The following table sets forth the quarterly high and low sales prices of our common stock for the periods indicated as reported by the Nasdaq National Market.

	High	Low
2002
First Quarter	$6.10	$3.85
Second Quarter	6.51	5.30
Third Quarter	6.30	2.81
Fourth Quarter	3.25	1.47
2003
First Quarter	$2.19	$.65
Second Quarter	2.23	.75
Third Quarter	2.69	1.70
Fourth Quarter	3.28	1.65
2004
First Quarter (through March 5, 2004)	$4.45	$2.39

On March 5, 2004, there were 860 holders of record of our common stock and the closing sale price of our common stock on the Nasdaq National Market was $2.75 per share.

We have never declared or paid any cash dividends.  We intend to retain any earnings to fund the growth of our business and do not anticipate paying any cash dividends in the foreseeable future.  In addition, our existing debt obligations limit our ability to pay cash dividends.

ITEM 6.          SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for our company for the periods indicated.  The selected consolidated financial data for each of the five fiscal years in the period ended December 29, 2003, has been derived from our consolidated financial statements, which have been audited by (1) Arthur Andersen LLP, our former independent accountants, for each of the two fiscal years in the period ended December 25, 2000 (not included herein), (2) KPMG, LLP, our former independent accountants, for each of the two fiscal years in the period ended December 30, 2002 (included herein), and (3) Mayer Hoffman McCann P.C., our current independent accountants, for the fiscal year ended December 29, 2003 (included herein).

This data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and the notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	Fiscal Years Ended
	(in thousands, except for per share amounts)
	Dec. 29, 2003	Dec. 30, 2002	Dec. 31, 2001	Dec. 25, 2000	Dec. 27, 1999

Statement of Operations Data:
Revenue	$224,494	$220,151	$211,823	$186,542	$140,294
Restaurant operating expenses:
Cost of sales	60,299	61,270	59,139	53,671	39,960
Operating income (loss)	(1,276)	(3,318)	3,069	7,548	3,792
Net income (loss)(1)(2)	$(1,966)	$(8,577)	$(111)	$3,678	$970
Diluted earnings per share:
Net income (loss) (2)	$(0.14)	$(0.61)	$(0.01)	$0.33	$0.09
Weighted average shares outstanding – diluted	14,179	14,105	14,048	11,117	10,407
Balance Sheet Data:
Working capital (deficiency)	$(16,973)	$(15,028)	$(7,987)	$(7,692)	$(16,652)
Total assets	106,207	112,395	112,462	108,261	86,525
Long-term debt, net of current portion	47,869	51,998	47,232	44,395	31,513
Stockholders’ equity	29,097	29,610	40,207	40,499	27,383

(1)   Fiscal 2003, 2002, and 2000 includes a charge of $270,000, $46,000, and $16,000 respectively, for early extinguishment of debt.

(2)   Fiscal 1999 includes a charge of $168,000, or $0.02 per diluted share, due to the cumulative effect of change in accounting principle related to the adoption of SOP 98-5.

(3)   Fiscal 2002 includes a full valuation allowance against deferred tax assets.

Quarterly Results of Operations (Unaudited)

The following table presents unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 29, 2003.  We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our consolidated financial statements.  The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Fiscal Quarter Ended
	(In thousands, except per share amounts)
	2003				2002
	Dec. 29	Sept. 30	June 30	Mar. 31	Dec. 30	Sept. 30	July 1	April 1
Revenue	$52,625	$54,173	$60,110	$57,586	$52,898	$54,026	$57,898	$55,329
Cost of sales	14,219	14,334	15,888	15,858	15,167	15,145	15,775	15,183
Income (loss) before income taxes	(4,820)	236	1,546	1,071	(7,920)	(2,446)	1,541	1,557
Net income (loss) (1) (2) (3)	$(4,820)	$236	$1,546	$1,071	$(9,103)	$(2,006)	$1,264	$1,268

Net income (loss) per share before income taxes	$(0.34)	$(0.02)	$0.11	$0.08	$(0.56)	$(0.17)	$0.11	$0.11
Net income (loss) per share	$(0.34)	$(0.02)	$0.11	$0.08	$(0.64)	$(0.14)	$0.09	$0.09

(1) Fourth quarter fiscal 2003 and 2002 include asset impairment charges and other and estimated lease termination fees of $3,069,000 and $6,337,000, respectively, including an allocation of $455,000 and $860,000 of goodwill, respectively.

(2) Third quarter fiscal 2003 and 2002 include asset impairment charges and other of $2,460,000 and $1,206,000, respectively and a write-down in the value of land held for sale of $350,000 and $400,000, respectively.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Background

We commenced our restaurant operations in May 1990 with the acquisition of four TGI Friday’s restaurants in Arizona and Nevada.  During the past 13 years, we have grown through acquisitions and development of new restaurants.  We currently own 71 restaurants.

In 2001, operations were impacted by soft economic conditions, especially in the fourth quarter and subsequent to the September 11th attacks on the United States.  These conditions halted our positive same-store sales increase record at 18 consecutive quarters and predicated the fourth quarter impairment write-down of five owned restaurants and the management agreement receivable impairment write-down for six stores we managed in Northern California and El Paso, Texas.

We opened seven new restaurants in 2001, including three TGI Friday’s, one Redfish, and three Bamboo Club locations.  The TGI Friday’s restaurants are located in West Albuquerque, New Mexico; Roseville, California (Sacramento area); and Porter Ranch, California (Los Angeles area).  The Redfish restaurant is located in North Scottsdale, Arizona;

and the Bamboo Club restaurants are located in Tampa, Florida; Wellington, Florida (West Palm Beach area); and Tempe, Arizona (Phoenix area).

We opened six new restaurants in 2002, including one TGI Friday’s and one Redfish in Chandler, Arizona; three Bamboo Clubs in Tucson, Arizona, Newport, Kentucky, and King of Prussia, Pennsylvania; and one Alice Cooper’stown in Cleveland, Ohio in the location formally occupied by an underperforming Redfish restaurant that we closed. In addition, we closed an underperforming Redfish restaurant in San Diego, California and subleased the premises to a local San Diego nightclub operator. We also closed underperforming TGI Friday’s restaurants in Kansas City, Missouri and in El Paso, Texas.

During 2002, we recorded charges for (i) the write-down of land held for sale of $400,000 and (ii) impairment charges and other of $1,206,000, including asset impairment for an under-performing restaurant location that was closed, an allocation of $300,000 of goodwill, and $95,000 in lease cancellation charges related to this closure.

We opened five new restaurants in 2003, including one TGI Friday’s in the Desert Ridge Mall, in Arizona and four Bamboo Club “Asian Bistro” restaurants in Novi (Detroit), Michigan; Aventura Mall (North Miami), Florida; Desert Ridge Mall, Arizona; and Raleigh/ Durham, North Carolina. We sold three TGI Friday’s restaurants in Northern California, and we entered into an agreement canceling the management of four TGI Friday’s in California that we managed. We closed an underperforming Redfish Seafood Grill and Bar in Denver, Colorado and sub-leased the location to a third party.

During 2003, we recorded charges for (i) a write-down in the value of land we hold for sale of $350,000, (ii) impairment charges and other of $2,850,000, including asset impairments for underperforming restaurant locations, one of which was closed during 2003, (iii) an allocation of $905,000 of goodwill and franchise area goodwill for a restaurant we closed in 2003 and a restaurant that will close in early 2004, (iv) $500,000 in lease cancellation charges related to a restaurant that will close in early 2004, (v) a provision of $800,000 for the termination of a management agreement of four restaurants we managed in Northern California, (vi) a $300,000 provision for the retirement on March 31, 2004 of our CEO, and (vii) a write-off of $201,000 for deferred financing fees associated with an early debt refinancing.

Economic Overview

We conduct business in the casual dining restaurant industry and the operating performance of our restaurants is directly and heavily influenced by the overall state of the national and local economies where our restaurants are located.  When overall economic conditions negatively impact the financial performance of an individual restaurant, we periodically consider all of the factors influencing that restaurant, such as operational efficiencies, local demographic changes, local construction activity, competition, and other related factors. We then assess the prospect that we can improve both the short-term and long-term financial results, at least to a level sufficient to recover our investment in the leasehold improvements and equipment assets.  There have been and likely will continue to be situations where we will make the decision that an asset is impaired and a write-down is required.

Asset Impairments and Write Offs

The vast majority of our T.G.I. Friday’s restaurants have performed well; thus, we have experienced a limited number of asset impairments in recent years.  As the local and national economies strengthen and our financial performance improves or remains strong, the overall judgment call about asset impairment write-downs, for all of our brands, becomes easier; when the economy weakens, this judgment is made more difficult.

In the last 30 months in our Bamboo Club brand, we have opened ten new restaurants.  Financial results have been slightly below our original expectations, primarily as a result of the timing of when we opened these restaurants and the state of the weak national economy.  However, two of these new locations (Newport and Aventura) have performed significantly below our expectations, due in part to what we now believe to be poor real estate location decisions.  In one case, the demographics of the mall are not consistent with our target demographics.  In the other case, our physical location within the mall provides poor visibility and customer access. Although both of these locations remain open and operating, we recorded asset impairments in 2003 on both of these locations.  We cannot rule out future losses at these or any other locations.

In the future and for many business reasons, we may vacate an operating property where we have a long-term lease obligation.  Any such vacation of property may require us to pay fees and costs, which are likely to be material.

Employee-related Insurance Costs and Wage Expense

Another major cost category for us is employee-related insurance costs, such as health care and workers compensation benefits.  We self-insure for the majority of the risks associated with these costs and we purchase excess liability insurance for situations where the individual cases become very costly.  Each mid year and again at year end, with the assistance of our insurance actuaries, we evaluate the actual claims history to (i) predict the estimated total costs to accrue for the upcoming year, and (ii) to evaluate the level of accruals for prior years’ open claims.  As claims mature, we are provided with better information and insight about the likely ultimate outcomes and can better estimate the ultimate liability for any given year.  However, this judgment can impact the amount of accruals actually needed as compared to previous amounts recorded, and any shortfall or excess can be material.

In addition, 37 of our 71 restaurants, are located in California.  California does not permit us to reduce the minimum wage that we are required to pay to our wait staff by the amount of tips and gratuity they receive from our customers.  This practice is permitted in most other states in which we operate. This condition results in a significantly higher level of wages paid to our employees in California,  compared to the other ten states in which we operate.  This condition also impacts worker compensation benefits and our costs in California.  We estimate that our workers compensation cost for each claim in California is more than double the cost we experience in other states.  Finally, the California legislature has recently enacted legislation that, if it remains in effect, will require us to pay 80% of the health care costs, starting in 2006, for all of our California based employees and their families. We estimate this annual cost may be as much as $5.0 million based on current employment levels.  We can not predict whether, or to what extent, we will be able to absorb these additional costs through price increases,  operational efficiencies, staff reductions, or cost controls.

Long-Term Debt

We are a highly leveraged company. Our long-term debt of approximately $51 million at December 29, 2003 is held by five principal lenders.  We expect to pay interest on this debt of $3.9 million in 2004. However, after consideration of the impact of our swap agreements, approximately 30% of our loans are tied to variable interest.  We currently benefit from the historically low levels of interest rates.  If interest rates rise in 2004, our annualized interest expense will increase by approximately $300,000 for each one percentage point increase in short-term interest rates (as measured by LIBOR).

In addition, we have interest rate swaps whose value or obligation changes with the change in long-term interest rates.  Since it is our intention to hold these swaps until maturity, the impact of the increase in value or the liability is reflected primarily on our balance sheet.  Should we decide for appropriate business reasons to liquidate the debt and/or the related swaps early, this increased value or obligation (depending on when liquidated) would be triggered as an item recorded in our income statement, and this amount could be material.

Sale of Assets

Finally, we consider selling operating or other assets from time to time, and we have an active program of reviewing our options and opportunities on a regular basis.  We may enter into a transaction to sell non-strategic assets, or as part of a program to raise cash.  We may sell these assets at either a gain or loss and this gain or loss could be material.

Outlook 2004

A number of factors serve as the basis of cautious optimism for 2004: (i) we have seen positive signs about the national economy in early 2004, (ii) the TGI Friday’s partnership with Atkins to deliver low-carb menu items looks very promising, and (iii) we plan to open only one restaurant for all of 2004. We expect our EBITDA to be approximately $14.0 million to $16.0 million in 2004 (see table below).  This level of cash flow should allow us to meet all of our obligations as they come due and to provide sufficient cash flow to pay our debt obligations of principal and interest, to comply with our debt covenants, to build two restaurants, and to provide our stores with routine capital equipment needs.

EBITDA Reconciliation:	Twelve Months Ended December 27, 2004
(in millions)
Net Income	$1.5
Add-Income taxes	—
•Interest expense	4.0
•Depreciation and Amor tization	9.5
EBITDA	$15.0

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require management’s most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to our operations.  These critical accounting policies relate to the valuation, impairment and amortizable lives of long-lived assets, goodwill, and to other identifiable intangible assets, valuation of deferred tax assets, reserves related to self-insurance for workers compensation and general liability, and recognition of stock-based employee compensation. These policies are as follows:

(1)  We periodically perform asset impairment analysis of long-lived assets related to our restaurant locations, goodwill, and other identifiable intangible assets. We perform these tests whenever we experience a “triggering” event, such as a decision to close a location or major change in the locations operating environment, or other event that might impact our ability to recover our asset investment.  Also, we have a policy of reviewing the financial operations of our restaurant locations on at least a quarterly basis.  Locations that are not meeting expectations are identified and continue to be watched closely throughout the year.  Primarily in the fourth quarter, actual results are reviewed and budgets for the ensuing year are analyzed.  If we deem that a location’s results will continue to be below expectations, alternatives for its continued operation are considered.  At this time, we perform an asset impairment test.  If it is determined that the asset’s fair value is less than book value and we will be unable to recover our investment through operations, an impairment charge is recorded.  Upon an event, such as a formal decision for abandonment (restaurant closure), we may record additional impairment of assets and an allocation of goodwill if the location was one that was acquired.  Any carryover basis of assets is depreciated over the respective remaining useful lives.

(2)  Periodically we adjust the valuation allowance against our deferred tax assets to carry the net amount that is more likely than not to be realized, based upon recent past financial performance, tax reporting positions, and expectations of future taxable income.  We expect to continue to record a full valuation allowance on any future tax benefits until we achieve profitable operations.

(3)  We use an actuarial based methodology utilizing our historical experience factors to periodically adjust self-insurance reserves for workers compensation and general liability claims and settlements. These estimates are adjusted based upon annual information received in July of each year in connection with policy renewals.  Estimated costs for the following year are accrued on a monthly basis and progress against this estimate is re-evaluated based upon actual claim data received each quarter.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

	Fiscal Year Ended
	December 29, 2003	December 30, 2002	December 31, 2001
Revenue	100.0%	100.0%	100.0%
Restaurant operating expenses:
Cost of sales	26.9	27.8	27.9
Payroll and benefits	31.4	31.3	31.1
Depreciation and amortization	3.7	3.6	3.7
Other operating expenses	31.2	29.9	28.9
Total restaurant operating expenses	93.2	92.7	91.6

Income from restaurant operations	6.8	7.3	8.4

Amortization of intangibles	0.3	0.2	0.9
General and administrative expenses	4.0	4.1	3.8
Preopening expenses	0.4	0.7	0.7
New manager training expenses	0.1	0.2	0.2
Impairment charges and other	2.6	3.6	1.6
Management fee income	—	—	(0.2)

Operating income (loss)	(0.6)	(1.5)	1.4
Gain from sale of assets	(1.7)	—	—
Interest expense and other, net	2.0	1.8	1.8
Income (loss) before income taxes	(0.9)%	(3.3)%	(0.4)%

Fiscal 2003 Compared to Fiscal 2002

Revenue for the fiscal year ended December 29, 2003 increased by $4.3 million, or 2.0%, to $224.5 million compared to $220.2 million for the fiscal year ended December 30, 2002.  Of this increase, $8.4 million was primarily a result of opening five new restaurants in 2003 and the full year of revenues for the six restaurants opened in 2002.  This increase was offset by revenues lost of approximately $6.0 million as a result of the sale of three TGI Friday’s and the closure of one Redfish restaurant.  Same-store sales increased 1.1%, or $1.9 million, for fiscal 2003  compared to an increase in same-store sales of 0.4% for 2002.  Same-stores sales percentages represent sales for stores that have been open for at least 18 months.  Revenue from alcoholic beverages accounted for 25.1% of revenue in 2003 and 24.4% in 2002.

Cost of sales as a percentage of revenue decreased to 26.9% in 2003 from 27.8% in 2002.  This decrease was due primarily to lower contractual prices on certain items such as meat and seafood, stronger supply chain buying efforts, and slight menu pricing increases.  The decrease was also attributable to promotional driven product mix changes.

Payroll and benefits consist of restaurant management salaries, hourly payroll expenses and other payroll related benefits, including bonus and health care. Payroll and benefit costs increased slightly as a percentage of revenue to 31.4% in 2003 from 31.3% in 2002.  As a result of new bonus programs and improved restaurant performance, we experienced increases in bonus expense during 2003 compared to 2002. These increases were partially offset by lower labor costs related to labor efficiencies resulting from the maturation of Bamboo Club restaurants (labor costs of new restaurants are higher during the initial four to six months of operation) and productivity gains at our TGI Friday’s restaurants.

Depreciation and amortization before income from restaurant operations includes depreciation of restaurant property and equipment and amortization of franchise fees and liquor licenses.  Depreciation and amortization increased as a percentage of revenue to 3.7% in 2003 from 3.6% in 2002.  This increase was primarily a result of depreciation related to asset acquisitions for new stores and accelerated depreciation of the assets of a California location that we sold during the third quarter 2003.  The increase was partially offset by the reduction in depreciation as a result of asset impairments recorded during 2002 and 2003.

Other operating expenses include rent, real estate taxes, common area maintenance charges, advertising, workers’ compensation and property insurance, maintenance, and utilities.  Other operating expenses increased by $4.2 million and as a percentage of revenue to 31.2% in 2003 from 29.9% in 2002. The increase was principally due to (i) higher marketing fees of $1.0 million paid to TGI Friday’s for the national Friday’s advertising campaign, which consisted of five 4-week flights in 2003 versus four 4-week flights in 2002, (ii) increased occupancy expenses of $1.4 million related to higher CAM charges, property taxes and relatively higher lease costs for our Bamboo Club locations, (iii) higher utility costs of $700,000, and (iv) higher worker’s compensation and general liability costs, primarily in California, which increased $1.6 million over the prior year.

Depreciation and amortization after income from restaurant operations includes depreciation of corporate property and equipment, amortization of identifiable intangibles, and amortization of goodwill as applicable. Depreciation and amortization increased as a percentage of revenue to 0.3% in 2003 from 0.2% in 2002.  The increase was primarily a result of additional depreciation related to new point-of-sale software we purchased in the third quarter of 2002 and the amortization of franchise area goodwill.

General and administrative expenses are those expenses associated with corporate and administrative functions that support new restaurant development and restaurant operations and provide administrative, accounting and management infrastructure.  These costs consist primarily of management and staff salaries, employee benefits, travel, legal and professional fees, and technology support.  General and administrative expenses decreased as a percentage of revenue to $8,977,000, or 4.0% of revenue, in 2003 from $8,946,000, or 4.1% of revenue, in 2002.  We experienced increases related to higher local marketing costs, investor relations consulting fees, and legal expenses.  The increases were offset by lower salaries and benefits from a reduction in the number of employees, reduced travel as a result of the slow down in new store openings during 2003, and decreases resulting from a focused cost-reduction effort implemented in the fourth quarter of 2002.

Pre-opening expenses are costs incurred prior to opening a new restaurant and consist primarily of manager salaries and relocation and training costs. Historically, we have experienced variability in the amount and percentage of revenues attributable to pre-opening expenses.  We typically incur the most significant portion of pre-opening expenses associated with a given restaurant in the two months immediately preceding opening and in the month of opening. Pre-opening expenses were $907,000, or 0.4% of revenue, in 2003 as compared to $1,619,000, or 0.7% of revenue, in 2002. These decreases were the result fewer new store openings in 2003 (five) compared to 2002 (six) and the timing of incurring the expenses related to these openings.

New manager training expenses are those costs incurred in training newly hired or promoted managers, as well as those costs incurred to relocate those managers to permanent management positions. New manager training expenses were $195,000, or 0.1% of revenue, for the year ended December 29, 2003 compared to $426,000, or 0.2% of revenue, in 2002.  This decrease was primarily a result of fewer new store openings in 2003 compared to 2002 and expenses incurred in 2002 related to new stores opened in early 2003.

In 2003, the impairment charges and other account included the write-off or write-down of asset impairments of certain leasehold improvements, equipment and other operating assets. The account included (i) $2,850,000 primarily to reduce the carrying value of these assets on underperforming locations to their estimated fair value, (ii) $905,000 of goodwill and franchise area goodwill allocated to a closed Redfish location in Denver, Colorado, and two impaired locations, one of which will close in early 2004, (iii) $500,000 in lease cancellation charges and other costs associated with the closing of a TGI Friday’s in Salinas, California in early 2004, (iv) a reduction of $350,000, in the value of the land and building we hold for sale in El Paso, Texas, (v) a provision of $800,000 for the termination of a management agreement under which we managed four restaurants in Northern California, (vi) a provision of $300,000 for the retirement on March 31, 2004 for our CEO, and (vii) a write-off of $200,000 for deferred financing fees associated with early refinancing of debt.

Interest expense and other, net was approximately $4.5 million, or 2.0% of revenue, in 2003 compared with $4.0 million, or 1.8% of revenue, in 2002.  This increase was primarily attributable to slightly higher average outstanding borrowings, higher credit spreads due to increased leverage, and a prepayment penalty of $270,000 associated with early refinancing of debt. This increase was offset some by more favorable interest rates on our variable interest rate debt. During the years ended December 29, 2003 and December 30, 2002, we had average outstanding borrowings of $53,600,000 and $54,200,000, respectively, with effective interest rates of 7.9% and 7.3%, respectively.

At December 29, 2003, we had approximately $13.7 million of net operating loss carryforwards and tax credits available to offset future book income and federal income taxes.

Fiscal 2002 Compared to Fiscal 2001

Revenue for the fiscal year ended December 30, 2002 increased 3.9% to $220.2 million compared to $211.8 million for the year ended December 31, 2001. This increase was primarily the result of opening six new restaurants in 2002 and the full year of revenues for the seven restaurants opened in 2001.  Same-store sales increased 0.4% for fiscal 2002 compared to an increase in same-store sales of 1.9% for 2001.  Same-stores sales percentages represent sales for stores that have been open for at least 18 months.  Revenue from alcoholic beverages accounted for 24.4% of revenue in 2002 and 24.2% in 2001.

Cost of sales as a percentage of revenue decreased slightly to 27.8% in 2002 from 27.9% in 2001.  This decrease was due primarily to lower prices on certain food supplies, partially offset by higher costs for produce, seafood, and grocery products.

Payroll and benefit costs increased as a percentage of revenue to 31.3% in 2002 from 31.06% in 2001.  This increase was primarily due to a $0.50 per hour minimum wage increase in our California market, effective January 1, 2002, and increases in management labor and benefits resulting from lower turnover.  As discussed below, new manager labor expense is charged to the new manager training expense account.  Therefore, when turnover is lower, less labor is charged to the new manager training expense account and more labor remains in the payroll and benefits account.  Payroll and benefits increases were also the result of higher health insurance costs.

Depreciation and amortization before income from restaurant operations includes depreciation of restaurant property and equipment and amortization of franchise fees and liquor licenses.  Depreciation and amortization decreased as a percentage of revenue to 3.6% in 2002 from 3.7% in 2001, primarily due to a reduction in depreciation expense due to the impairment of assets for several underperforming locations recorded in December 2001, and additional asset impairments recorded in the third quarter of 2002.

Other operating expenses include rent, real estate taxes, common area maintenance charges, advertising, insurance, maintenance, and utilities.  Other operating expenses increased as a percentage of revenue to 29.9% in 2002 from 28.9% in 2001.  The increase was due primarily to additional unit level advertising costs, store rent increases related to new store openings, and marketing fee increases. The franchise agreements between TGI Friday’s Inc. and our company require a 4% of net sales royalty and up to a 4% of net sales marketing contribution.  Each year we contribute to a TGI Friday’s national marketing pool.  In 2001, the pool contribution was 2.1% of net sales for the first three fiscal quarters and 1.7% of net sales for the fourth quarter.  The pool contribution percentage decreased because TGI Friday’s Inc. cancelled its TGI Friday’s national advertising campaign for the entire fourth quarter of 2001. In 2002, the contribution to the fund was 2.7% of sales, resulting in an increase over the prior year.  This contribution offsets a portion of our general 4% marketing requirement.

Depreciation and amortization after income from restaurant operations includes depreciation of corporate property and equipment, amortization of identifiable intangibles, and amortization of goodwill as applicable.  Depreciation and amortization decreased as a percentage of revenue to 0.2% in 2002 from 0.9% in 2001, as a result of the elimination of goodwill amortization under SFAS No. 142, effective as of January 1, 2002.

General and administrative expenses increased as a percentage of revenue to $8,946,000, or 4.1% of revenue, in 2002 from $8,105,000, or 3.8% of revenue in 2001.  The increase was due primarily to increases in salaries, benefits, and travel related to building of the Bamboo Club infrastructure and increases in technology support costs, higher legal costs, and higher rent due to additional office space.

Pre-opening expenses were $1,619,000, or 0.7% of revenue, in 2002 as compared to $1,417,000, or 0.7% of revenue in 2001.  Although we opened six stores in 2002 compared to seven stores in 2001, our expenses were higher in 2002 due primarily to incurring costs in 2002 for new store openings in 2003, combined with increases in employee recruiting and training, new store opening team travel, and promotional events. The majority of pre-opening expenses occur during the two months prior to opening a store.

New manager training expenses are those costs incurred in training newly hired or promoted managers, as well as those costs incurred to relocate those managers to permanent management positions. New manager training expenses were $1,820,000, or 0.2% of revenue, in 2002 compared to $1,676,000, or 0.2% of revenue, in 2001.  Although new manager training expenses were consistent as a percentage of revenue, the increases in 2002 were primarily the result of new store openings in 2002 compared to 2001 and expenses incurred in 2002 related to new stores opened in early 2003.

In 2002, the impairment charges and other account included the impairment of certain leasehold improvements and other operating assets. The account included (i) $3,908,000 to primarily reduce the carrying value of these assets on underperforming locations to their estimated fair value, (ii) $1,160,000 of goodwill allocated to a closed location in Kansas City, Missouri, and two impaired California locations where we decided not to renew the lease when the initial terms expire in 2003,  (iii) $760,000 in lease cancellation charges and $415,000 in asset write-downs for three Bamboo Club locations that we elected not to open, and (iv) lease cancellation costs of $1,300,000 for our Leawood, Kansas location where we decided to cancel a lease early (Leawood, KS).  During the third quarter of 2002, we also reduced the value of the land and building we are holding for sale in El Paso, Texas by $400,000.  During the fourth quarter of 2001, we recorded an impairment expense of $1,615,000 against a management agreement with CNL.

Under management agreements, we managed four TGI Friday’s stores in Northern California and managed one TGI Friday’s store in El Paso, Texas. During the fourth quarter 2002, the El Paso, Texas location was closed.  Under these agreements, we were entitled to a management fee if certain cash flow levels were achieved.  Based on the cash flow provisions of the management agreements, we were unable to record management fee income during 2002 compared to $432,000, or 0.2% of revenue, in 2001.

Interest expense and other, net was approximately $3,950,000, or 1.8% of revenue, in 2002 compared to $3,825,000, or 1.8% of revenue, in 2001.  Although we incurred additional debt and a corresponding increase in interest expense in 2002, the increased expenses compared with 2001 were offset by more favorable interest rate conditions on our variable interest rate debt.  As of December 30, 2002, approximately 59% of our total debt was tied to variable interest rates.  During the years ended December 30, 2002 and December 31, 2001 we had average outstanding borrowings of $54,200,000 and $48,300,000, respectively, with effective interest rates of 7.3% and 7.9%, respectively.

As a result of a substantial net loss during 2002, we provided an additional valuation allowance to fully reserve all of our net deferred tax asset.  An income tax benefit of $645,000 was recorded in 2001 because we offset net operating loss carryforwards against taxable income.  We were in a taxable income situation in 2001 due to the recognition of various timing differences from 2000. At December 30, 2002, we had approximately $7,463,000 of net operating loss carryforwards and tax credit carryforwards available to offset future income for federal income tax purposes.

Liquidity and Capital Resources

Our primary use of funds over the past five years has been for the acquisition of existing TGI Friday’s restaurants, the development of new TGI Friday’s restaurants, and the acquisition and development of the Redfish and Bamboo Club restaurants and concepts.  These acquisitions were financed principally through a new stock rights offering to existing stockholders, the issuance of long-term debt, and internally generated cash.

At December 29, 2003, we had long-term debt with five banks and financial institutions, including current portion of $3.8 million, requiring principal and interest payments of approximately $7.7 million in 2004.

All of our loan agreements contain various financial covenants that are generally measured at the end of each quarter.  Primarily, there are two key covenants we must meet.  Several loan agreements incorporate a fixed charge coverage test, which requires us to produce a level of earnings before interest, taxes, depreciation, and amortization and other unusual gains or losses (EBITDA) in excess of principal and interest under our debt obligations during rolling twelve month periods.  Other loan agreements modify this covenant for items such as pre-opening costs and rent expense. Many of our loan documents also limit the amount of long-term debt the company can borrow based on trailing levels of EBITDA.  At December 29, 2003, we met all of the financial covenants for all debt agreements, as amended.

Our operations in 2003 have been positively impacted by a slow economic recovery, resulting in a same-store sales increase. If the positive economic trend does not continue and our cash flow does not improve from recent levels, we may violate one or more of these covenants with any one of our lenders in 2004.  Currently, we have no significant borrowing capabilities under any of our debt agreements.  Some of our financial covenants depend upon profitable operations and limit the total amount of debt we can have outstanding

During 2003, we entered into a $2.5 million, one-year revolving line of credit with a bank.  At December 29, 2003, $7,000 was outstanding on this line.

We believe we will remain in compliance with our current debt agreements, as amended, in 2004 or will receive the necessary amendments, if needed, to our debt covenants. We believe that our current cash resources, additional debt financing commitments, sale of assets, and expected cash flows from operations will be sufficient to fund our general obligations and planned limited development through 2004.

As previously discussed, we currently have one Bamboo Club under construction and the commitment to commence building one other in 2004.  We plan on starting construction of one TGI Friday’s during late 2004, for opening in 2005. We believe we may need to obtain capital to fund additional growth beyond 2004.  Potential sources of any such capital include selling assets, bank financing, strategic alliances, and additional offerings of our equity or debt securities.  We cannot provide assurance that such capital will be available from these or other potential sources, and the lack of capital could have a material adverse effect on our business.

Net cash flows from operating activities were $7,267,000 in 2003, $9,195,000 in 2002, and $12,529,000 in 2001.  Cash flows from operating activities were offset by $3,816,000 for funds used to make regular debt payments during 2003, and supplemented by cash flows from financing of $5,538,000 in 2002 and $3,864,000 in 2001, which we used to fund our acquisitions and development of new restaurants.

Net cash used in investing activities was $5,473,000 in 2003, $18,578,000 in 2002, and $11,492,000 in 2001, which we used primarily to fund property and equipment purchases for our new restaurants and to acquire franchise rights and goodwill related to both the purchase and opening of new restaurants.  Funds used in investing activities were offset by cash received from the sale of assets of three restaurants in the Sacramento California area in 2003 and cash received from the sale of assets related to our sale-leaseback transactions during 2001.

At December 29, 2003, our current liabilities exceeded our current assets by approximately $16,973,000 due in part to cash expended on our development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days.  At December 29, 2003, we had a cash balance of $4,600,000 and long-term debt of $51,684,000, including current portion of long-term debt of $3,815,000.  Monthly cash receipts have been and are expected to be sufficient to pay all obligations as they become due.

Approximately $40,740,000 of this debt is term loans comprised of notes payable to three lenders.  The notes bear interest at rates ranging from 3.45-9.46% per annum and mature at various times over the next 11 years. The remainder of our long-term debt consists of notes payable to various lending institutions.  These notes bear interest at rates ranging from 4.0% to 10.6% and mature at various times over the next 10 years.

From time to time, we may enter into interest rate swap agreements with certain financial institutions for the purpose of adjusting our ratio of fixed rate debt over a certain period of time at varying notional amounts. At December 29, 2003, there were $16.5 million in net notional amounts of interest rate swap agreements outstanding that carried a weighted average interest rate of 3.2%. The effective amount of interest we pay on the notional amounts of these swap agreements is calculated using the interest rate of the swap against the notional amount of each swap.  These swaps effectively adjust the ratio of fixed rate debt to 70% of total outstanding debt.

We lease all of our restaurants with terms ranging from 10 to 20 years, with various renewal options of 10-20 years.  Our future debt, lease, and purchase obligations are summarized by year as follows (in thousands):

Contractual Obligations and Commitments:

	Total	Less than one year	One to three years	Three to five years	Greater than five years
Debt Maturities	$51,684	$3,815	$8,606	$9,753	$29,510
Minimum Lease Commitments	131,574	12,019	23,384	21,840	74,331

Purchase Commitments	2,400	2,400	—	—	—
Total	$185,658	$18,234	$31,990	$31,593	$103,841

Minimum lease commitments represent operating leases on our restaurant locations. We have no other off-balance sheet financings. A default under a lease agreement could result in damages or the acceleration of amounts due under the lease. Total purchase commitments include construction costs for a restaurant we have contracted to open in 2004.

We believe that our current resources and expected cash flows from operations will be sufficient to fund our capital needs and debt maturities during the next 12 months.  Prolonged future adverse geopolitical and economic conditions could have a material adverse effect on our financial capabilities.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 29, 2003, we were participating in three derivative financial instruments for which fair value disclosure is required under SFAS No. 133.  The fair value liability of the interest rate swap agreements discussed in note 2 to the consolidated financial statements increased to $2,053,109 using “hedge accounting” under SFAS No. 133.

Our market risk exposure is limited to interest rate risk associated with our credit instruments.  We incur interest on loans made at variable interest rates of 2.75 to 3.35% over LIBOR.  At December 29, 2003, we had outstanding borrowings on these loans of approximately $31,395,383.  Our net interest expense for 2003 was $4,521,000; a one percent variation on any of the variable rates would have increased or decreased our total interest expense by approximately $314,000 for the year, not including the impact of our swaps.

ITEM 8.                       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the consolidated financial statements, the reports thereon, the notes thereto, and the supplementary data commencing at page F-1 of this report, which consolidated financial statements, reports, notes, and data are incorporated by reference.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 7, 2003, we engaged the accounting firm of Mayer Hoffman McCann P.C. as our new independent public accountants and dismissed KPMG LLP.  The decision to change our accounting firm was recommended and approved by our Audit Committee of the Board of Directors and approved by our Board of Directors.  In connection with the two most recent fiscal years ended December 31, 2002 and December 30, 2001, and the subsequent interim periods through and including the termination date of October 7, 2003, there were no disagreements between our company and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, accounting scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or any reportable events. Prior to their engagement, we had not consulted with Mayer Hoffman McCann P.C. on either the application of accounting principles or type of opinion Mayer Hoffman McCann P.C. might issue on our consolidated financial statements.

On August 27, 2001, we engaged the accounting firm of KPMG LLP as our new independent public accountants and dismissed Arthur Andersen LLP.  The decision to change our accounting firm was recommended and approved by the Audit Committee of our Board of Directors and approved by our Board of Directors.  During the two most recent fiscal years and subsequent interim reporting periods preceding the date of their termination, there were no disagreements between us and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, accounting scope or procedures, or any reportable events.  The report of Arthur Andersen LLP on our consolidated financial statements for the last two fiscal years in which they did report contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.  Prior to their engagement, we had not consulted with KPMG LLP on either the application of accounting principles or type of opinion KPMG LLP might issue on our consolidated financial statements.  Arthur Andersen LLP agreed with the above statements and a letter from it was attached to our Form 8-K filed on August 27, 2001.

ITEM 9A.              CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquires made to certain other of our employees as of December 31, 2003. Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities

Exchange Act within the time period specified by the Securities and Exchange Commission’s rules and forms.

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item relating to our directors is incorporated by reference to our Proxy Statement to be filed for our 2004 Annual Meeting of Stockholders.  The information required by this Item relating to our executive officers is included in Item 1, “Business – Executive Officers.”

ITEM 11.                EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement to be filed for our 2004 Annual Meeting of Stockholders.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement to be filed for our 2004 Annual Meeting of Stockholders.

All of our equity based compensation plans have been adopted with stockholder approval. Other than the preceding, the information required by this Item is incorporated by reference to our Proxy Statement to be filed for our 2004 Annual Meeting of Stockholders.

The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our various stock option plans as of December 29, 2003:

Plan Category	(a)Number of securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b)Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	3,857,754	$3.10	312,000
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	3,857,754	$3.10	312,000

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our Proxy Statement to be filed for our 2004 Annual Meeting of Stockholders.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement to be filed for our 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

(b)         Reports on Form 8-K.

(1) Report on Form 8-K dated October 7, 2003 furnishing Item 4 Changes in Registrant’s Certifying Accountant disclosure.

(2) Report on Form 8-k dated November 6, 2003 furnishing Item 12 Results of Operations and Financial Condition disclosure.

(c)          Exhibits

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of the Company(1)
3.2	Certificate of Amendment of Restated Certificate of Incorporation(l)
3.3	Amended and Restated Bylaws of the Company(1)
4.1	Sergio Zyman registration rights
10.1	Company’s 1990 Stock Option Plan(2)
10.5	Form of Franchise Agreement between the Company and TGI Friday’s Inc.(3)
10.9	Form of Management Agreement between Main St. California II, Inc. and Main St. California, Inc., a wholly owned subsidiary of the Company(4)
10.10	Master Incentive Agreements between Main St. California II, Inc. and Main St. California, Inc., a wholly owned subsidiary of the Company(4)
10.11	Employment Agreement with Bart A. Brown, Jr.(5)
10.11A	Employment Agreement dated January 1, 1999 between the Company and Bart A. Brown, Jr.(6)
10.13	Promissory Note between the Company and CNL Financial I, Inc.(5)

Exhibit Number	Exhibit
10.14	Promissory Note between the Company and CNL Financial I, Inc.(5)
10.15	Promissory Note between the Company and CNL Financial I, Inc.(5)
10.16	1995 Stock Option Plan(7)
10.17	Amended and Restated Development Agreement between TGI Friday’s Inc. and Cornerstone Productions, Inc., a wholly owned subsidiary of the Company(8)
10.18	Amended and Restated Development Agreement between TGI Friday’s Inc. and Main St. California, Inc., a wholly owned subsidiary of the Company(8)
10.18A	First Amendment to Development Agreement dated February 10, 1999, between TGI Friday’s Inc. and Main St. California, Inc., a wholly owned subsidiary of the Company(6)
10.18B	Second Amendment to Development Agreement dated November 6, 2001, between TGI Friday’s. Inc. and Main St. California, Inc., a wholly owned subsidiary of the Company.(9)
10.19	Amended and Restated Development Agreement between TGI Friday’s Inc. and Main St. Midwest, Inc., a wholly owned subsidiary of the Company(8)
10.20	Amended and Restated Purchase Agreement between RJR Holdings, Inc. and Main St. California, Inc., a wholly owned Subsidiary of the Company(8)
10.21

Development Agreement dated April 22, 1998 between Main St. California, Inc. and TGI Fridays, Inc., and First Amendment to Development Agreement dated February 10, 1999 between TGI Friday’s Inc. and Main St. California, Inc., a wholly owned subsidiary of the Company (6)

10.21A	Second Amendment to Development Agreement dated October 20, 1999 between TGI Friday’s Inc. and Main St. California, Inc., a wholly owned subsidiary of the Company.(9)
10.21B	Third Amendment to Development Agreement dated November 6, 2001 between TGI Friday’s Inc. and Main St. California, Inc., a wholly owned subsidiary of the Company.(9)
10.22	Stock Option Agreement dated August 5, 1996, between the Company and John F. Antioco for 800,000 shares of Common Stock(9)
10.22A	Stock Option Agreement dated June 15, 1998, between the Company and John F. Antioco amending the Stock Option Agreement dated August 5, 1996(10)
10.23

Stock Option Agreement dated December 16, 1996, between the Company and Bart A. Brown, Jr. for 250,000 shares of Common Stock.  (The Company issued three additional Stock Option Agreements that are substantially identical in all material respects, except as to number of shares.  The four Stock Option Agreements give rights to purchase a total of 625,000 shares of Common Stock.)(10)

10.23A	Schedule of Stock Option Agreements substantially identical to Exhibit 10.23(10)
10.24

Stock Option Agreement dated July 14, 1997, between the Company and Bart A. Brown, Jr. for 75,000 shares of Common Stock.  (The Company issued one additional Stock Option Agreement that is substantially identical in all material respects, except as to number of shares.  The two Stock Option Agreements give rights to purchase a total of 175,000 shares of Common Stock.)(10)

Exhibit Number	Exhibit
10.24A	Schedule of Stock Option Agreements substantially identical to Exhibit 10.24(10)
10.25

Stock Option Agreement dated June 15, 1998, between the Company and James Yeager for 15,000 shares of Common Stock.  (The Company issued two additional Stock Option Agreements that are substantially identical in all material respects, except as to option holder and number of shares.  The three Stock Option Agreements give rights to purchase a total of 50,000 shares of Common Stock.)(10)

10.25A	Schedule of Stock Option Agreements substantially identical to Exhibit 10.25(10)
10.26

Stock Option Agreement dated December 31, 1998, between the Company and Tim Rose for 10,000 shares of Common Stock.  (The Company issued one additional Stock Option Agreement that is substantially identical in all material respects, except as to option holder and number of shares.  The two Stock Option Agreements give rights to purchase a total of 160,000 shares of Common Stock.)(10)

10.26A	Schedule of Stock Option Agreements substantially identical to Exhibit 10.26(10)
10.27	Registration Rights Agreement dated August 5, 1996, between the Company and John F. Antioco(11)
10.28	1999 Incentive Stock Plan.(12)
10.29	Working Capital Management Agreement Reducing Revolver Loan Agreement dated November 2, 1999, between the Company and Merrill Lynch Business Financial Services, Inc. (13)
10.30	Working Capital Management Agreement Reducing Revolver Loan Agreement dated November 22, 1999, between the Company and Merrill Lynch Business Financial Services, Inc. (13)
10.31

Form of Unconditional Guaranty executed in connection with Working Capital Management Agreement Reducing Revolver Loan Agreement dated November 22, 1999.  (Such guarantees were executed by Main St. California, Inc., Cornerstone Productions, Inc., and Redfish America, LLC.) (13)

10.32

Form of Security Agreement executed in connection with Working Capital Management Agreement Reducing Revolver Loan Agreement dated November 22, 1999.  (Such security agreements were executed by Main St. California, Inc. and Cornerstone Productions, Inc.) (13)

10.35	Credit Agreement dated April 2, 1999, between the Company and Imperial Bank (14)
10.35A	First Amendment to Credit Agreement dated August 2, 1999, between the Company and Imperial Bank (14)
10.35B	Second Amendment to Credit Agreement dated July 13, 2000, between the Company and Imperial Bank (14)
10.35C	Third Amendment to Credit Agreement and First Amendment to Promissory Note dated July 5, 2001, between the Company and Imperial Bank(9)
10.36	Revolving Promissory Note dated July 13, 2000, in the principal amount of

Exhibit Number	Exhibit
$5,000,000 from the Company, as Borrower, to Imperial Bank, as Lender (14)
10.37	Term Promissory Note dated July 13, 2000, in the principal amount of $5,000,000 from the Company, as Borrower, to Imperial Bank, as Lender (14)
10.38	Unconditional Guarantee of Payment of Term Promissory Note executed by John F. Antioco, as Guarantor, in favor of Imperial Bank, as Lender (14)
10.39	Unconditional Guarantee of Payment of Term Promissory Note executed by Bart A. Brown, Jr., as Guarantor, in favor of Imperial Bank, as Lender (14)
10.40	401(k) Profit Sharing Plan (15)
10.41	Loan and Security Agreement dated January 31, 2001, between Bank of America, N.A., the Company, and certain subsidiaries of the Company listed therein (16)
16	Letter from Arthur Andersen LLP regarding the change in certifying accountant (17)
21	List of Subsidiaries
23.1	Consent of Mayer Hoffman McCann P.C.
23.2	Consent of KPMG LLP
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)              Incorporated by reference to the Company’s Form 10-K for the year ended December 30, 1991, filed with the Securities and Exchange Commission on or about March 31, 1992.

(2)              Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 33-40993), which became effective in September 1991.

(3)              Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on or about April 15, 1994.

(4)              Incorporated by reference to the Company’s Form 8-K Report filed with the Commission in January 1997.

(5)              Incorporated by reference to the Company’s Form 10-K for the year ended December 30, 1996, filed with the Securities and Exchange Commission on or about April 14, 1997.

(6)              Incorporated by reference to the Company’s Form 10-K for the year ended December 28, 1998, filed with the Securities and Exchange Commission on March 29, 1999.

(7)              Incorporated by reference to Company’s Proxy Statement for its 1995 Annual Meeting of Stockholders.

(8)              Incorporated by reference to the Company’s Form 10-K for the year ended December 29, 1997, filed with the Securities and Exchange Commission on March 27, 1998.

(9)              Incorporated by reference to the Company’s Form 10-K for the year ended December 30, 2002, filed with the Securities and Exchange Commission on March 31, 2003.

(10)        Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-78155), filed with the Securities and Exchange Commission on May 10, 1999.

(11)        Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-78161) as declared effective on May 14, 1999.

(12)        Incorporated by reference to Company’s Registration Statement on Form S-8 (Registration No. 333-89931), filed with the Securities and Exchange Commission on October 29, 1999.

(13)        Incorporated by reference to the Company’s Form 10-K for the year ended December 27, 1999, filed with the Securities and Exchange Commission on March 28, 2000

(14)        Incorporated by reference to the Company’s Form 8-K dated July 21, 2000, as filed with the Securities and Exchange Commission on July 24, 2000.

(15)        Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-55100) filed with the Securities and Exchange Commission on February 6, 2001.

(16)        Incorporated by reference to the Company’s Form 10-K for the year ended December 25, 2000, filed with the Securities and Exchange Commission on March 29, 2001.

(17)        Incorporated by reference to the Company’s Form 8-K dated September 4, 2001, as filed with the Securities and Exchange Commission on September 4, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET AND MAIN INCORPORATED

Date: March 23, 2004	By:	/s/ Bart A. Brown, Jr.
Bart A. Brown, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ John F. Antioco	Chairman of the Board	March 23, 2004
John F. Antioco

/s/ Bart A. Brown, Jr.	Chief Executive Officer	March 23, 2004
Bart A. Brown, Jr.	and Director (Principal Executive Officer)

/s/ William G. Shrader	President,	March 23, 2004
William G. Shrader	Chief Operating Officer, and Director

/s/ Michael Garnreiter	Chief Executive Officer, Executive Vice	March 23, 2004
Michael Garnreiter	President and Treasurer

/s/ Michael J. Herron	Vice President, Secretary and	March 23, 2004
Michael J. Herron	General Counsel

/s/ Kenda B. Gonzales	Director	March 23, 2004
Kenda B. Gonzales

/s/ John C. Metz	Director	March 23, 2004
John C. Metz

/s/ Sergio S. Zyman	Director	March 23, 2004
Sergio S. Zyman

/s/ Wanda Williams	Director	March 23, 2004
Wanda Williams

MAIN STREET AND MAIN INCORPORATED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors’ Report - Mayer Hoffman McCann P.C.

Independent Auditors’ Report - KPMG LLP

Consolidated Balance Sheets as of December 29, 2003 and December 30, 2002

Consolidated Statements of Operations for the fiscal years ended December 29, 2003, December 30, 2002, and December 31, 2001

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended December 29, 2003, December 30, 2002, and December 31, 2001

Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2003, December 30, 2002, and December 31, 2001

Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of Main Street and Main Incorporated

We have audited the accompanying consolidated balance sheet of Main Street and Main Incorporated and subsidiaries as of December 29, 2003, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements of the Company as of December 30, 2002, and for each of the two years in the period ended December 30, 2002, were audited by other auditors whose report dated March 4, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with U.S. generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Main Street and Main Incorporated and subsidiaries at December 29, 2003, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
March 9, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Main Street and Main Incorporated:

We have audited the accompanying consolidated balance sheet of Main Street and Main Incorporated and subsidiaries as of December 30, 2002, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows for the years ended December 30, 2002 and December 31, 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Main Street and Main Incorporated and subsidiaries as of December 30, 2002 and the results of their operations and their cash flows for the years ended December 30, 2002 and December 31, 2001, in conformity with accounting principles generally accepted in United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets which changed the Company’s method of accounting for goodwill and other intangible assets effective January 1, 2002.

Phoenix, Arizona

March 4, 2003

MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Data)

	December 29, 2003	December 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$4,600	$5,621
Accounts receivable	1,494	1,997
Inventories	2,762	2,832
Prepaid expenses	971	2,104
Total current assets	9,827	12,554
Property and equipment, net	68,129	71,265
Other assets, net	2,218	2,449
Notes receivable, net	1,657	—
Goodwill	21,685	22,995
Franchise area fees, net	2,691	3,132

Total assets	$106,207	$112,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,815	$3,502
Accounts payable	6,408	8,073
Other accrued liabilities	16,577	16,007
Total current liabilities	26,801	27,582
Long-term debt, net of current portion	47,869	51,998
Other liabilities and deferred credits	2,441	3,205

Total liabilities	77,110	82,785

Commitments, contingencies and subsequent events (see notes 4, 7, 8, 9 and 10)

Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares issued and outstanding in 2003 and 2002	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 14,642,000 and 14,142,000 shares issued and outstanding in 2003 and 2002, respectively	15	14
Additional paid-in capital	54,927	53,927
Accumulated other comprehensive loss	(2,053)	(2,504)
Accumulated deficit	(23,792)	(21,827)
Total stockholders’ equity	29,097	29,610
Total liabilities and stockholders’ equity	$106,207	$112,395

MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended
	December 29, 2003	December 30, 2002	December 31, 2001
Revenue	$224,494	$220,151	$211,823
Restaurant operating expenses
Cost of sales	60,299	61,270	59,139
Payroll and benefits	70,415	68,997	65,784
Depreciation and amortization	8,386	7,895	7,845
Other operating expenses	70,079	65,912	61,285

Total restaurant operating expenses	209,179	204,074	194,053

Income from restaurant operations	15,315	16,077	17,770

Other operating expense and income:
Amortization of intangible assets	606	461	1,831
General and administrative expenses	8,977	8,946	8,105
Pre-opening expenses	907	1,619	1,417
New manager training expenses	195	426	327
Impairment charges and other	5,906	7,943	3,453
Management fee income	—	—	(432)

Operating income (loss)	(1,276)	(3,318)	3,069

Gain on sale of assets	3,831	—	—
Interest expense and other, net	4,521	3,950	3,825

Net income (loss) before income taxes	(1,966)	(7,268)	(756)
Income tax expense (benefit)	—	1,309	(645)

Net income (loss)	$(1,966)	$(8,577)	$(111)

Basic earnings per share:
Net income (loss)	$(0.14)	$(0.61)	$(0.01)

Diluted earnings per share:
Net income (loss)	$(0.14)	$(0.61)	$(0.01)

Weighted average number of shares outstanding:
Basic	14,179	14,105	14,048
Diluted	14,179	14,105	14,048

The accompanying notes are an integral part of these consolidated financial statements.

MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(In Thousands)

					Accumulated
	Common Stock		Additional		Other
		Par	Paid-in	Accumulated	Comprehensive
	Shares	Value	Capital	Deficit	Loss	Total

BALANCES, December 25, 2000	14,045	$14	$53,624	$(13,139)	$—	$40,499
Shares issued in connection with options exercised (net)	7	—	21	—	—	21
Shares issued to employees	1	—	—	—	—	—
Comprehensive income (loss):
Unrealized loss on hedging contract,	—	—	—	—	(202)	(202)
Net loss	—	—	—	(111)	—	(111)
Comprehensive loss:						(313)
BALANCES, December 31, 2001	14,053	14	53,645	(13,250)	(202)	40,207
Shares issued in connection with options exercised (net)	89	—	282	—	—	282
Comprehensive income (loss):
Unrealized loss on hedging contract	—	—	—	—	(2,302)	(2,302)
Net loss	—	—	—	(8,577)	—	(8,577)
Comprehensive loss:						(10,879)
BALANCES, December 30, 2002	14,142	14	53,927	(21,827)	(2,504)	29,610
Shares issued, common stock	500	1	1,000			1,001
Comprehensive income (loss):
Unrealized loss on hedging contract	—	—	—	—	451	451
Net loss	—	—	—	(1,966)	—	(1,966)
Comprehensive loss:						(1,515)
BALANCES, December 29, 2003	14,642	$15	$54,927	$(23,793)	$(2,053)	$29,096

The accompanying notes are an integral part of these consolidated financial statements.

MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended
	December 29, 2003	December 30, 2002	December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,966)	$(8,577)	$(111)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,992	8,356	9,676
Amortization of note receivable discount	(22)	—	—
Gain on sale of assets	(3,831)	—	—
Impairment charges and other	5,906	5,674	3,453
Deferred income taxes	—	1,650	(1,048)
Changes in assets and liabilities:
Accounts receivable	(390)	686	1,994
Inventories	(55)	(416)	(792)
Prepaid expenses	1,133	(849)	(511)
Other assets, net	56	(300)	(580)
Accounts payable	(1,665)	737	(1,892)
Other accrued liabilities	(891)	2,234	2,340
Cash provided by operating activities	7,267	9,195	12,529

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	(10,253)	(18,548)	(14,013)
Cash received from notes receivable	325	—	—
Cash paid to acquire franchise rights and goodwill	(50)	(30)	(330)
Cash received from the sale of assets	4,505	—	2,851
Cash used by investing activities	(5,473)	(18,578)	(11,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,001	—	—
Financing and offering costs paid	—	—	—
Proceeds received from the exercise of stock options	—	282	21
Long-term debt borrowings	—	9,465	6,583
Principal payments on long-term debt	(3,816)	(4,209)	(2,740)
Cash provided (used) by financing activities	(2,815)	5,538	3,864

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,021)	(3,845)	4,901

CASH AND CASH EQUIVALENTS, BEGINNING	5,621	9,466	4,565

CASH AND CASH EQUIVALENTS, ENDING	$4,600	$5,621	$9,466

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$4,629	$4,139	$4,259
Cash paid during the year for income taxes	$3	$118	$1,408

The accompanying notes are an integral part of these consolidated financial statements.

MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.               ORGANIZATION AND BASIS OF PRESENTATION

Main Street and Main Incorporated is a Delaware corporation engaged in the business of acquiring, developing, and operating restaurants.  We currently own 54 TGI Friday’s restaurants, 12 Bamboo Club restaurants, four Redfish Grill and Bar restaurants, and one Alice Cooper’stown restaurant.

Principles of Consolidation

The consolidated financial statements include the accounts of our company and our wholly owned subsidiaries.  All material intercompany transactions have been eliminated in consolidation.  All references herein refer to our company and our subsidiaries.

Fiscal Year

We operate on a fiscal year that ends on the Monday on or before December 31.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires a company to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances.  We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require our most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to our operations.  These critical accounting policies relate to the valuation and amortizable lives of long-lived assets, goodwill, and other identifiable intangible assets, valuation of deferred tax assets, and reserves related to self-insurance for workers compensation and general liability:

(1) We periodically perform asset impairment analysis of long-lived assets related to our restaurant locations, goodwill, and other identifiable intangible assets. We perform these tests whenever we experience a “triggering” event, such as a decision to close a location or major change in a location’s operating environment, or other event that might impact our ability to recover our asset investment.  Also, we have a policy of reviewing the financial operations of our restaurant locations on at least a quarterly basis.  Locations that are not meeting expectations are identified and continue to be watched closely throughout the year.  Primarily in the fourth quarter, we review actual results and analyze budgets for the ensuing year.  If we deem that a location’s results will continue to be below expectations, we analyze alternatives for its continued operation.  At this time, we perform an asset impairment test.  If we determined that the asset’s fair value is less than book and we will be unable to recover the value through operations, we record an impairment charge.  Upon an event such as a formal decision for abandonment (restaurant closure), we may record additional impairment of assets, including an allocation of goodwill. Any carryover basis of assets is depreciated over the respective remaining useful lives.

(2)  Periodically, we record (or reduce) the valuation allowance against our deferred tax assets to the amount that is more likely than not to be realized based upon recent past financial performance, tax reporting positions, and expectations of future taxable income.

(3) We use an actuarial based methodology utilizing our historical experience factors to adjust periodically self-insurance reserves for workers compensation and general liability claims and settlements. These estimates are adjusted based upon annual information received in July of each year in connection with policy renewals.  Estimated costs for the following year are accrued on a monthly basis, and progress against this estimate is re-evaluated based upon actual claim data each quarter.

(4) We use the method of accounting for employee stock options under Accounting Principles Board (APB Opinion 25) and have adopted the pro forma disclosure provisions of Statement of Financial Accounting Standards (SFAS No. 123), which require disclosure of the impact of using the fair value at date of grant method of recording stock-based employee compensation.

We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

New Accounting Pronouncements

During 2002, we adopted the provisions of SFAS No. 142, which eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill impairment, at least annually, based on the fair value of the reporting unit.

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46).  FIN 46 replaces the earlier version of this interpretation issued in January 2003.  FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined. Application of FIN 46 is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003.  Application of FIN 46 to all other types of entities is required in financial statements for periods ending after March 15, 2004 with earlier application permitted if the original interpretation was previously adopted.  We adopted the original interpretation and FIN 46 as of December 31, 2003 which did not have a material effect on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and amends certain other existing pronouncements.  We do not anticipate that the adoption of SFAS No. 149 will have a material impact on our consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer.  Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We do not have any outstanding financial instruments within the scope of the Statement and therefore the adoption of this statement on July 1, 2003, did not have a material effect on our consolidated financial statements.

2.               SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

The consolidated financial statements reflect the application of the following accounting policies:

Cash and Cash Equivalents

Cash and cash equivalents include funds on hand, short-term money market investments, and certificate of deposit accounts with original maturities of 90 days or less.

Revenue Recognition

Our principal source of revenue is from customer dining transactions.  Revenue is recognized at the time the meal is paid for by the customer, in the form of cash or credit card.

Deferred Gains

Deferred gains on sale-leaseback transactions are accreted to income as a reduction of rent expense over the related lease terms in accordance with SFAS No. 98, Accounting for Leases.

Consideration Received from Vendors

In November 2003, the Emerging Issues Task Force (EITF) issued EITF Issue 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers (EITF 03-10).  Sales incentives covered by EITF 03-10 include coupons and other similar instruments for which the reseller receives a direct reimbursement from the vendor.  Application of EITF 03-10 to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003 is required.  Application of EITF 03-10 is not expected to have a material effect on the Company’s financial statements.  In accordance with Issue No. 02-16, we record vendor rebates as a reduction of cost of sales when the rebates are received.

Inventories

Inventories consist primarily of food, beverages, and supplies and are stated at the lower of cost, determined on a first-in, first-out basis (FIFO), or net realizable value.

Fair Market Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, other assets, accounts payable, accrued liabilities, and other liabilities approximate fair value due to the short-term nature of these instruments.  The revolving line of credit approximate fair value, as they bear interest at indexed rates.  Fixed rate long-term debt is currently at rates similar to current quotations for similar debt.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives, while leaseholds are amortized over the shorter of 20 years or the lease term including option periods, which have economic penalties, and consist of the following (in thousands):

	Useful Lives (years)	December 29, 2003	December 30, 2002

Land	—	$534	$534
Land held for sale	—	853	1,203
Building and leasehold improvements	5-20	64,100	58,599
Kitchen equipment	5-7	23,556	22,913
Restaurant equipment	5-10	9,210	10,183
Smallwares and décor	5-10	7,932	7,677
Office equipment, software, and furniture	5-7	6,660	6,445
		112,845	107,554
Less: Accumulated depreciation and amortization		(44,736)	(39,854)
		68,109	67,700
Construction in progress		20	3,565
Total		$68,129	$71,265

Depreciation expense was $8,651,000 for 2003, $8,038,000 for 2002, and $7,912,000 for 2001.

Construction in progress (CIP) represents costs incurred by us during the development of future restaurant sites for fixtures and building improvements.  As a result of lease cancellations of not yet built Bamboo Club locations (Fairfax, Virginia, San Antonio, Texas, and Fort Worth, Texas), we wrote off construction in progress costs of $415,000 during 2002.

Franchise Fees

 Franchise fees represent the value assigned to the franchise agreements in the regions acquired and to the licenses to operate the restaurants. These agreements provide for an initial term of 20 to 30 years, with two renewal terms of 10 years each. Franchise area goodwill represents goodwill allocated to the geographic area for developing TGI Friday’s restaurants purchased, and it qualifies as an intangible asset with a determinable life. These costs are being amortized on a straight-line basis over the life of the agreement and consist of the following (in thousands):

	Amortization Period (years)	December 29, 2003	December 30, 2002
Franchise area goodwill	20	$769	$994
Franchise fees and license costs	20-30	3,099	3,173
Less: Accumulated amortization		(1,177)	(1,035)
Total		$2,691	$3,132

Goodwill

We have recorded significant goodwill in conjunction with major acquisitions. During 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS 142 eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill impairment, at least annually, based on the fair value of the reporting unit.  We no longer amortize goodwill.

As of the date of adoption, January 2002, we had unamortized goodwill of $25,149,000 that was subject to the transition provisions of SFAS Nos.141 and 142.  Accumulated amortization related to goodwill was $5,914,000 as of the date of adoption.

During 2002, we wrote off $1,160,000 of allocated goodwill associated with one closed location (Kansas City, Missouri) and two impaired locations (Palm Desert, California and Citrus Heights, California).  After this goodwill write-off, at December 30, 2002, we performed a valuation in accordance with SFAS No.142 for the purpose of determining the amount of goodwill impairment.  Based on the results of the valuation, no additional impairment was required.  Additionally, during 2002, we reclassified $994,000 of goodwill to franchise area goodwill, which is classified as an intangible asset that requires amortization under SFAS No.142.  Franchise area goodwill represents the estimated value we paid to acquire the franchise rights to develop restaurants in certain locations, at the date of original purchase.  As a result of these transactions, goodwill was $22,995,000 at the end of 2002.

During 2003, we wrote off $1,310,000 in allocated goodwill associated with one closed Redfish Grill and Bar (Denver, CO), one closed TGI Friday’s location (sale of Sacramento, CA), one impaired Bamboo Club location (Newport, KY), and one TGI Friday’s location that will close in early 2004 (Salinas, CA).  As a result of these transactions, goodwill was $21,685,000 at the end of 2003. At December 29, 2003, we performed a valuation in accordance with SFAS No.142 for the purpose of determining the amount of goodwill impairment.  Based on the results of the valuation, no additional impairment was required.

Goodwill Allocated to Areas	December 29, 2003	December 30, 2002

Acquisition of California TGI Friday’s	$9,890	$10,750
Acquisition of Midwest and Arizona TGI Friday’s	1,495	1,495
Acquisition of Redfish	300	450
Acquisition of Bamboo Club	10,000	10,300
Total	$21,685	$22,995

The following table presents reported net loss and loss per share exclusive of goodwill amortization expense for the years ended December 29, 2003, December 30, 2002, and December 31, 2001 (in thousands except per share amounts):

	2003	2002	2001
Reported net income (loss)	$(1,966)	$(8,577)	$(111)
Add back goodwill amortization	—	—	1,455
Adjusted net income (loss)	$(1,966)	$(8,577)	$1,344

Basic Income (loss) Per Share:
Reported net income (loss) per common share	$(0.14)	$(0.61)	$(0.01)
Add back goodwill amortization	—	—	0.11
Adjusted net income (loss) per share	$(0.14)	$(0.61)	$0.10

Diluted Income (loss) Per Share:
Reported net income (loss) per common share	$(0.14)	$(0.61)	$(0.01)
Add back goodwill amortization	—	—	0.11
Adjusted net income (loss) per share	$(0.14)	$(0.61)	$0.10

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 29, 2003	December 30, 2002

Accrued payroll	$4,033	$3,736
Accrued property and sales tax	1,968	1,912
Accrued insurance	—	1,415
Accrued rent	4,199	3,142
Gift certificate liability	1,504	1,249
Other accrued liabilities	4,873	4,553
Total	$16,577	$16,007

Income Taxes

We utilize the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred taxes are provided based on temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, using enacted tax rates in the years in which the differences are expected to reverse.  Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to stock or resulted in the issuance of stock that then shared in our earnings or losses.

The assumed exercise of outstanding stock options and warrants has been excluded from the calculations of diluted net loss per share as their effect is anti-dilutive.

We have calculated EPS in accordance with SFAS No. 128, Earnings Per Share. The following table sets forth basic and diluted EPS computations for the years ended December 29, 2003, December 30, 2002, and December 31, 2001 (in thousands, except per share amounts):

	2003			2002			2001
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS	$(1,966)	14,179	$(0.14)	$(8,577)	14,105	$(0.61)	$(111)	14,048	$(0.01)
Effect of stock options and warrants	—	1	—	—	594	—	—	533	—
Anti-dilutive stock options and warrants	—	(1)	—	—	(594)	—	—	(533)	—
Diluted EPS	$(1,966)	14,179	$(0.14)	$(8,577)	14,105	$(0.61)	$(111)	14,048	$(0.01)

Segment Reporting

We have three operating segments that are managed based on our restaurant concepts, TGI Friday’s, Bamboo Club, Redfish, and Alice Cooper’stown. SFAS No. 131 allows for aggregation of similar operating segments into a single reportable operating segment if the components are considered similar under certain criteria.  As a result of the foregoing, we believe that our restaurants meet the criteria supporting aggregation of all restaurants into one reporting unit.  Accordingly, we have not presented separate financial information for each of our operating segments, as our consolidated financial statements present our one reporting unit.

Stock-Based Compensation Plans

SFAS No.123, Accounting for Stock-Based Compensation, was issued by the FASB in 1995 and, if fully adopted, changed the methods for recognition of cost on plans similar to those of our company.  Adoption of SFAS No. 123 was optional; however, pro forma disclosures as if we had adopted the cost recognition method are required.  Had compensation cost for stock options awarded under these plans been determined consistent with SFAS No. 123, our net income (loss) and EPS would have reflected the following pro forma amounts:

	December 29, 2003	December 30, 2002	December 31, 2001
	(In Thousands, Except Per Share Amounts)
Net Income (loss):
As Reported	$(1,966)	$(8,577)	$(111)
Compensation Expense	$(944)	$(1,047)	$(850)
Pro Forma	$(2,910)	$(9,624)	$(961)

Earnings (loss) per share:
Shares	14,179	14,105	14,048
As Reported-basic and diluted	$(0.14)	$(0.61)	$(0.01)
Pro Forma-basic and diluted	$(0.21)	$(0.68)	$(0.07)

The weighted average fair value at the date of grant for options granted during fiscal 2003, 2002, and 2001 were estimated using the Black-Scholes option pricing model with the following assumptions: weighted average risk-free interest rate of 3.00%, 2.73%, and 5.22%, respectively; weighted average volatility of 65.6%, 53.7%, and 50.0%, respectively; average life of the option of three years, four and four years, respectively; and weighted average dividend yield of 0.0% in all years.

Details regarding the options outstanding as of December 29, 2003 are as follows:

	Outstanding			Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.67 - $2.75	1,652,000	5.53 years	$2.24	1,039,000	$2.29
$3.00 - $3.65	1,550,004	5.72 years	$3.34	1,447,337	$3.32
$4.00 - $6.01	655,750	6.82 years	$4.74	341,917	$4.77
Total	3,857,754			2,828,254

Derivative Financial Instruments

We have only limited involvement with derivative financial instruments and do not use them for trading purposes.  We utilize an interest rate swap agreement to hedge the effects of fluctuations in interest rates related to one of our long-term debt instruments.  The interest rate swap agreement meets the criteria for cash flow hedge accounting.  Amounts receivable or payable due to settlement of the interest rate swap agreement are recognized as interest expense on a monthly basis.  A mark-to-market adjustment is recorded as a component of stockholders’ equity, net of taxes, to reflect the fair value of the interest rate swap agreement.  We discontinue hedge accounting prospectively if it is determined that the derivative is no longer effective.

In conjunction with the Bank of America development facility, we have an interest rate swap agreement with Bank of America, which fixes our base interest rate at 6.26% per annum on a notional amount of $12,500,000 from July 2002 through June 2014.  The swap qualifies as a cash flow hedge in accordance with SFAS No. 133. On a periodic basis, we adjust the fair market value of the swap on the balance sheet and offset the amount of the change to other comprehensive income (loss).  As of December 29, 2003 and December 30, 2002, the fair value of the hedge resulted in a liability of $1,471,893, and $1,884,919 respectively

We also have an interest rate swap agreement with Bank of America on a note held by CNL Funding with a remaining unpaid balance of $5,516,000.  The interest rate on the note, 9.457%, is the same as the interest rate to be received under the interest rate swap agreement.  The swap effectively floats the 9.457% note to a 30-day LIBOR base plus a spread of 4.34% on a notional amount of $5,516,000. On a quarterly basis, we adjust the fair market value of the swap on the balance sheet and offset the amount of the change to other comprehensive income (loss).  As of December 29, 2003 and December 30, 2002, the fair value of the hedge resulted in an asset of $330,582 and $450,114, respectively.

We also have an additional interest rate swap agreement with Bank of America.  This swap agreement effectively fixes our interest rate at 5.65% per annum (plus credit spread) on a notional amount of $10,700,000 from May 2002 through May 2012.  The swap qualifies as a cash flow hedge in accordance with SFAS No. 133. On a periodic basis, we adjust the fair market value of the swap on the balance sheet and offset the amount of the change to other comprehensive income (loss).  As of December 29, 2003 and December 30, 2002, the fair value of the hedge resulted in a liability of $911,798 and $1,203,299, respectively.

Comprehensive Income (Loss)	December 29, 2003	December 30, 2002

Net Income (loss)	$(1,966)	$(8,577)
Other comprehensive income (loss), for the periods ended December 29, 2003 and December 30, 2002, respectively	451	(2,302)

Comprehensive income (loss)	$(1,515)	$(10,879)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.  Effective January 1, 2003, we began charging the costs of training new managers related to the replacement of existing managers to the payroll and benefits account.  In previous years, this expense was included in the new manager training account. The reclassifications made during 2002 and 2001 were approximately $1,394,000 and $1,349,000, respectively.

Accounting for Long-Lived Assets and Impairment Charges

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

We have a policy of reviewing the financial operations of our restaurant locations on at least a quarterly basis.  Locations that are not meeting expectations are identified and continue to be monitored closely throughout the year.  Primarily in the fourth quarter, we review actual results and budgets for the ensuing year are analyzed.  If we deem that a location’s results will continue to be below expectations, we consider alternatives for its continued operation.  At that time, we perform asset impairment testing.  If it is determined that the fair value of an asset is greater than its carrying value, an impairment charge is recorded.  Upon a triggering event such as a formal decision for abandonment (restaurant closure), we may record additional impairment of assets, including an allocation of goodwill. Any carryover basis of assets is depreciated over the respective remaining useful lives.

Fair value of assets is determined primarily on the likelihood of future use of the assets through operations or by the value that could be received for the asset if sold.

Other charges include write-offs of allocated goodwill, severance costs, lease and contract termination fees, professional service costs, and settlement of litigation. During fiscal years ended 2003, 2002, and 2001, we recorded asset impairment charges and other as follows (in thousands):

	December 29, 2003	December 30, 2002	December 31, 2001

Long-lived asset impairments and other	$3,051	$4,323	$1,838
Write-off of goodwill allocated to closed or impaired stores	905	1,160	—
Provision for Severance	300
Lease cancellation charges	500	2,060	—
Impairment of receivables (Mngmt. Agreement)	800	—	1,615
Write-down of land (El Paso, Texas)	350	400	—
Total impairment charges and other	$5,906	$7,943	$3,453

The long-lived asset impairment amount in the table above represents the net book value of the fixed assets which will not be recovered through regular operations, computed on a discounted cash flow basis.  The amount in 2003 is attributable primarily of impairment of two Bamboo Club locations and the closure of one Redfish location.  The amount in 2002 is attributable primarily of impairments related to six TGI Friday’s locations; three not yet built Bamboo Club locations; and one Redfish location.  The amount in 2001 is primarily attributable to the impairment of assets at four TGI Friday’s locations, and two Redfish locations.

Valuation Reserves

Valuation reserves for the years ended December 29, 2003, December 30, 2002, and December 31, 2001, consist of the following:

	Balance at Beginning of Period	Expense Recorded	Payments Made	Balance at End of Period
Reserve for legal settlement losses:
Year ended December 29, 2003	$—	$—	$—	$—
Year ended December 30, 2002	$34,000	$(30,000)	$(4,000)	$—
Year ended December 31, 2001	$149,000	—	$(115,000)	$34,000

Insurance and claims reserves(prepaids):
Year ended December 29, 2003	$1,415,300	$6,694,400	$(8,182,808)	$(73,108)
Year ended December 30, 2002	$2,616,300	$9,629,935	$(10,830,935)	$1,415,300
Year ended December 31, 2001	$1,668,700	$5,258,539	$(4,310,939)	$2,616,300

3.               INCOME TAXES

Income tax expense (benefit) consists of the following (in thousands):

	Current	Deferred	Total
Year ended December 29, 2003:
U.S. Federal	$—	$—	$—
State and local	—	—	—
	$—	$—	$—
Year ended December 30, 2002:
U.S. Federal	$(341)	$1,536	$1,195
State and local	—	114	114
	$(341)	$1,650	$1,309
Year ended December 31, 2001:
U.S. Federal	$228	$(913)	$(685)
State and local	175	(135)	40
	$403	$(1,048)	$(645)

Deferred income taxes arise due to differences in the treatment of income and expense items for financial reporting and income tax purposes.  In the current year, we generated a net operating loss.  The effect of temporary differences and carryforwards that gave rise to deferred tax balances at December 29, 2003 and December 30, 2002, were as follows (in thousands):

Net Deferred Tax Assets/(Liabilities)	December 29, 2003	December 30, 2002
	(In Thousands)
Temporary differences:
Basis differences in investments	$558	$366
Basis differences in depreciable and amortizable assets	(4,709)	(4,942)
Provision for estimated expenses	1,986	3,403
Revenue recognition	36	50
Interest rate swap	821	921
Tax carryforwards:
General business and AMT credits	5,791	5,791
Charitable Contribution	7	—
Net operating loss and capital loss carryforwards	5,471	3,621
Valuation reserve	(9,961)	(9,210)
Total	$—	$—

At December 29, 2003, we had approximately $13,988,000 federal net operating and tax credit carryforwards to be used to offset future income for federal income tax purposes.  These carryforwards expire in the years 2004 to 2021. The net change in the total valuation allowance for the year ended December 29, 2003 and December 30, 2002,  is the result of providing a full valuation allowance against all deferred tax assets because of the significant loss in 2002 and 2003

We believe that our ability to utilize our net operating loss carryforwards and certain of our general business and AMT credits to offset future taxable income within the carryforward periods under existing tax laws and regulations is subject to future profitability.  However, because we have suffered significant net losses in the last three years, we have concluded that a 100% valuation allowance against our net deferred tax assets continues to be warranted.  Reconciliations of the federal income tax rate to our effective tax rate were as follows:

	December 29, 2003	December 30, 2002	December 31, 2001
Statutory federal rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	—	1.3	51.4
Nondeductible expenses	0.66	0.23	4.4
Expiration of capital loss	—	13.3	—
Change in valuation allowance	33.34	37.17	(107.1)
	0.0%	18.0%	(85.3)%

At December 29, 2003 and December 30, 2002, $384,000 and $1,216,000, respectively, of estimated income tax payments are included in prepaid expenses.

4.               LINE OF CREDIT

During 2003, we entered into a $2.5 million, one-year revolving line of credit with a bank.  At December 29, 2003, $7,000 was outstanding on this line.

5.               LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	Maturity Dates	Interest Rates as of December 29, 2003	Annual Principal Payments	December 29, 2003	December 30, 2002

CNL Term Loan II, secured by assets of 16 TGI Friday’s Restaurants	2012-2013	9.457%	$1,200	$14,375	$16,535
Bank of America	2013	3.75%	900	16,046	15,738
Merrill Lynch	2007-15	3.96%	470	5,029	5,485
FFCA	2002-16	10.5%	32	—	32
GE Capital	2002-14	4.81%	1,000	12,792	2,774
GMAC	2010-15	10.56%	253	3,442	14,936
Total			$3,823	51,684	55,500
Less current portion				(3,815)	(3,502)
Total				$47,869	$51,998

We have a $15 million financing commitment through GE Franchise Finance.  The terms include $6 million for financing of equipment and leasehold improvements for the seven Bamboo Clubs already open and approximately $9 million for new Bamboo Club development.  At December 29, 2003, there were no borrowings outstanding under this commitment.

In July 2002, we amended our Bank of America development facility to provide for an additional $1,000,000 in financing.  During 2002, we borrowed an additional $9,465,000 to fund construction on two locations (TGI Friday’s San Tan, Chandler, Arizona and Porter Ranch, California) and to refinance two existing locations (TGI Friday’s Cerritos, California and Oxnard, California) for which we paid off higher rate debt.  By September 30, 2002, we had fully utilized our development facility with Bank of America.

All of our loan agreements contain various financial covenants that are generally measured at the end of each calendar quarter.  There are two key covenants we must meet.  One loan agreement requires a cash flow coverage test, which requires us to produce a level of earnings before interest, taxes, depreciation, and amortization and other unusual gains or losses (EBITDA) in excess of the next 12 months amount of the principal and interest under our debt obligations.  Other loan agreements modify this covenant for items such as pre-opening costs and rent expense, making it more of a fixed charge coverage test.

Another covenant restricts the aggregate amount of total senior debt we can have to a multiple of EBITDA.

At December 29, 2003, we met all of the financial covenants, as amended, for all debt agreements.  All long-term debt is secured by certain assets of various restaurant locations.

Maturities of long-term debt, giving effect to the borrowings discussed above, were as follows at December 29, 2003 (in thousands):

2003	$3,815
2004	4,190
2005	4,416
2006	4,762
2007	4,991
Thereafter	29,510
Total	$51,684

6.               STOCKHOLDERS’ EQUITY

Stock Options

We have an Incentive Stock Option Plan (the “2002 Plan”) that provides for the issuance of options to acquire up to 1,000,000 shares of our common stock.  The options are intended to qualify as incentive stock options within the meaning of Section 422A of the Internal Revenue Code or as options which are not intended to meet the requirements of such section (“non-qualified stock options”).  Awards granted under the 2002 Plan also may include stock appreciation rights and restricted stock awards.

The exercise price of all incentive stock options granted under the 2002 Plan must be at least equal to the fair market value of such shares as of the date of grant or, in the case of incentive stock options granted to the holder of 10% or more of the our common stock, at least 110% of the fair market value of such shares on the date of grant.  The plan administrator (currently the Board of Directors) sets the term of each stock option, but no incentive stock option may be exercisable more than 10 years after the date such option is granted.  We also have granted options under the 1990, 1995, and 1999 Incentive Stock option Plans, all of which contain similar terms to the 2002 Incentive Stock Option Plan.

On June 17, 2003, we issued approximately 291,250 options to directors, management, and key employees with an exercise price of $2.17 per share, the fair market value of our common stock on the date of grant.

We are also authorized to issue or have outstanding options under all of our unexpired stock option plans.  In addition, our Board of Directors approved the issuance of 50,000 non-statutory stock options to one of our officers during 2000 and 150,000 non-statutory stock options to one of our officers in 2001.

A summary of the status of our stock option plans at December 29, 2003, December 30, 2002, and December 31, 2001 and changes during the years then ended is presented in the table and narrative below:

	2003		2002		2001
	Shares	Wtd. Avg. Price	Shares	Wtd. Avg. Price	Shares	Wtd. Avg. Price

Options outstanding at beginning of period	3,487,420	$3.30	3,234,497	$3.14	2,733,000	$3.05
Granted	630,250	2.15	444,250	2.87	644,000	3.79
Exercised	—	—	(117,664)	3.26	(6,999)	3.02
Cancelled	(259,916)	3.64	(73,663)	3.43	(135,504)	3.47
Options outstanding at end of period	3,857,754	3.10	3,487,420	3.30	3,234,497	3.14

Exercisable at end of period	2,828,254	3.12	2,624,780	3.03	2,112,332	2.96
Weighted average fair value of options granted		$1.50		$3.04		$2.56

Common Stock Warrants

As of December 29, 2003 and December 30, 2002, we had 231,277 outstanding warrants to acquire our common stock with our lenders in connection with the issuances of previously paid- off debt.  The warrants are exercisable at $9.08 per share and expire in March 2004.

7.               COMMITMENTS AND CONTINGENCIES

Development Agreements

We are obligated under separate development agreements with TGI Friday’s Inc. to open 16 new TGI Friday’s restaurants through 2009.  The development agreements give TGI Friday’s Inc. certain remedies in the event we fail to timely comply with the development agreements, including the right, under certain circumstances, to terminate our exclusive rights to develop restaurants in the related franchised territory.  Our development territories include most of Arizona, Nevada, New Mexico, Southern California, and the El Paso metropolitan areas.  We currently are negotiating for one new TGI Friday’s restaurant site and do not anticipate building any additional TGI Friday’s during 2004.

Franchise, License, and Marketing Agreements

In accordance with the terms of the TGI Friday’s restaurant franchise agreements, we are required to pay franchise fees of $50,000 for each restaurant opened.  We also are required to pay a royalty of up to 4% of gross sales.  Royalty expense was approximately $7,510,000, $7,476,000, and $7,444,000 under these agreements during 2003, 2002, and 2001, respectively.  In addition, we could be required to spend up to 4% of gross sales on marketing.  Marketing expense for TGI Friday’s restaurant locations under these agreements was approximately $6,195,000, $5,250,000, and $4,772,000 during 2003, 2002, and 2001, respectively.

Operating Leases

We lease land and restaurant facilities under operating leases having terms expiring at various dates through January 2020.  The restaurant leases have from two to three renewal clauses of five years each at our option, and have provisions for contingent rentals based upon a percentage of gross sales.  Our minimum future lease payments as of December 29, 2003, were as follows (in thousands):

2004	$12,019
2005	11,891
2006	11,493
2007	11,043
2008	10,797
Thereafter	74,331
Total	$131,574

Rent expense during 2003, 2002, and 2001 was approximately $12.4 million, $11.9 million, and $10.8 million, respectively.  In addition, we paid contingent rentals of $958,000, $1,061,000, and $1,060,000 during 2003, 2002, and 2001, respectively.  The difference between rent expense and rent paid due to recording expenses on the straight-line method is included in other liabilities and deferred credits in the accompanying consolidated balance sheets.

Contingencies

In the normal course of business, we are named as a defendant in various claims and litigation matters.  From time to time, we are subject to routine contract, negligence, employment related, and other litigation in the ordinary course of business.  In January 2002, we were served with a lawsuit filed on behalf of a current employee, seeking damages, under California law, for both missed breaks and missed meal breaks the employee alleges she did not receive. This lawsuit seeks to establish a class action relating to our California operations. We intend to vigorously defend this lawsuit, both on the merits of the employee’s case and the issues relating to class action status.  Other than the preceding, we are not subject to any pending litigation that we believe will have a material adverse effect on our business or financial condition, results of operations, or liquidity.

The state of California initiated a sales tax audit of our restaurants and determined that the optional 15% gratuity added to checks for parties of eight or more should have been subject to sales tax and as such has assessed taxes and related penalties of approximately $900,000.  We have vigorously contested this assessment. The first of various appeal conferences was held on November 13, 2003.  In February 2004, we were notified that our appeal was denied by the appeals officer.  We are in the process of preparing a second appeal to the full state of California Franchise Tax Board. We are unable to predict the outcome of this proceeding and have provided no amounts for this contingency.

We are also subject, from time to time, to audit by various taxing authorities reviewing our income, property, sales, use, and payroll taxes.  We believe that any finding from such audits will not have a material impact on our financial position, results of operations, or liquidity.

8.               BENEFIT PLANS

We maintain a 401(k) Savings Plan for all of our employees.  We currently match 50% of the participants’ contributions for the first 4% of the participants’ compensation.  Contributions made by us were approximately $235,000, $257,000, and $248,000 during 2003, 2002, and 2001, respectively.