Form 10-Q
period 2004-03-29
MAIN STREET & MAIN INC
filed 2004-05-10
CIK 847466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2004

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

Yes ☐ No ☒

Number of shares of common stock, $.001 par value, of registrant outstanding at April 30, 2004: 14,642,000

MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES

MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Data)

	March 29, 2004	December 29, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,073	$4,600
Accounts receivable, net	1,598	1,494
Inventories	2,706	2,762
Prepaid expenses	703	971
Total current assets	10,080	9,827
Property and equipment, net	67,719	68,129
Other assets, net	2,194	2,218
Notes receivable, net	1,671	1,657
Goodwill	21,685	21,685
Franchise fees, net	2,650	2,691
Total assets	$105,999	$106,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,884	$3,815
Accounts payable	6,521	6,408
Other accrued liabilities	16,109	16,577
Total current liabilities	26,514	26,800
Long-term debt, net of current portion	46,850	47,869
Other liabilities and deferred credits	2,661	2,441
Total liabilities	76,025	77,110

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized; no shares issued and outstanding in 2004 and 2003	—	—
Common stock, $.001 par value, 25,000,000 shares authorized; 14,642,000 shares issued and outstanding in 2004 and 2003, respectively	15	15
Additional paid-in capital	54,927	54,927
Accumulated deficit	(22,616)	(23,792)
Accumulated other comprehensive loss	(2,352)	(2,053)
Total stockholders’ equity	29,974	29,097
Total liabilities stockholders’ equity	$105,999	$106,207

The accompanying notes are an integral part of these condensed consolidated financial statements

MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	(unaudited)
	March 29, 2004	March 31, 2003

Revenue	$59,079	$57,586

Restaurant operating expenses
Cost of sales	15,646	15,858
Payroll and benefits	18,419	17,698
Depreciation and amortization	2,075	2,185
Other operating expenses	18,131	17,072
Total restaurant operating expenses	54,271	52,813

Income from restaurant operations	4,808	4,773

Depreciation and amortization of intangible assets	162	149
General and administrative expenses	2,472	2,136
Preopening expenses	22	165
New manager training expenses	—	98

Operating income	2,152	2,225

Interest expense and other, net	974	1,154

Net income before income tax	1,178	1,071

Income tax expense	—	—

Net income	$1,178	$1,071

Basic earnings per share
Net income	$0.08	$0.08

Diluted earnings per share
Net income	$0.08	$0.08

Weighted average number of shares outstanding
— Basic	14,642	14,142

Weighted average number of shares outstanding
— Diluted	14,914	14,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended
	(unaudited)
	March 29, 2004	March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,178	$1,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,238	2,334
Amortization of note receivable discount	(13)	—
Changes in assets and liabilities:
Accounts receivable, net	(104)	433
Inventories	57	17
Prepaid expenses	268	(1,197)
Other assets, net	(24)	(5)
Accounts payable	113	(1,129)
Other accrued liabilities and deferred credits	(548)	(382)
Cash provided by operating activities	3,165	1,142
CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment	(1,742)	(1,819)
Cash used in investing activities	(1,742)	(1,819)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(950)	(913)
Cash used in financing activities	(950)	(913)

NET CHANGE IN CASH AND CASH EQUIVALENTS	473	(1,590)
CASH AND CASH EQUIVALENTS, BEGINNING	4,600	5,621
CASH AND CASH EQUIVALENTS, ENDING	$5,073	$4,031

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$0	$3
Cash paid during the period for interest	$1,010	$1,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIN STREET AND MAIN INCORPORATED

Notes to Condensed Consolidated Financial Statements

March 29, 2004

(Unaudited)

1.              Interim Financial Reporting

The accompanying condensed consolidated financial statements have been prepared without an independent audit pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments, consisting of normal recurring accruals and adjustments, which are, in our opinion, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.  For a complete description of the accounting policies, see our Annual Report on Form 10-K for the fiscal year ended December 29, 2003.

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

We operate on fiscal quarters of 13 weeks.   The results of operations for the three months ended March 29, 2004, are not necessarily indicative of the results to be expected for a full year.

2.              Stock Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends prior statements to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. We did not adopt the fair value recognition method of recording stock-based employee compensation under SFAS No. 123, which adoption was and remains optional.

Had compensation cost for stock options awarded under these plans been determined consistent with SFAS No. 123, our net income (loss) and earnings (loss) per share would have reflected the following pro forma amounts (amounts in thousands except for per share data):

	Three Months Ended
	March 29, 2004	March 31, 2003
Net Income (Loss):
As Reported	$1,178	$1,071
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	215	229
Pro forma	$963	$842
Basic Earnings (Loss) Per Share:
As Reported	$0.08	$0.08
Pro forma	$0.07	$0.06
Diluted Earnings (Loss) Per Share Share:
As Reported	$0.08	$0.08
Pro forma	$0.06	$0.06
Weighted average shares used in computation:
Basic	14,642	14,142
Diluted	14,914	14,142

The weighted average fair value at the date of grant for options granted during fiscal 2004 and 2003 was estimated using the Black-Scholes pricing model with the following assumptions:

	2004	2003
Assumptions:
Weighted average risk-free interest rate	3.00%	2.73%
Weighted average volatility	64.10%	53.72%
Expected Life	3 years	3 years
Dividends	None	None

3.              Income Taxes

We did not record an income tax provision for the quarters ended March 29, 2004 or March 31, 2003 due to the utilization of net operating loss and tax credit carryforwards.

4.              Credit Facility

We had a $15 million financing commitment through GE Franchise Finance for financing of equipment and leasehold improvements for seven opened Bamboo Club restaurants and for new Bamboo Club development.  No amounts were ever borrowed under this commitment and the commitment has since expired.

We have a $2.5 million, one-year revolving line of credit with a bank.  At March 29, 2004, we had no outstanding amounts on this line.

5.              Comprehensive Income (Loss)

Our comprehensive income consists of net income and adjustments to derivative financial instruments.  The components of other comprehensive income are as follows (in thousands):

	Three Months Ended
	March 29, 2004	March 31, 2003

Net income	$1,178	$1,071
Change in fair value of interest rate swaps	(299)	30
Comprehensive income	$879	$1,101

6.              Earnings per Share

The following table sets forth basic and diluted earnings per share, or EPS, computations for the three months ended March 29, 2004, and March 31, 2003 (in thousands, except per share amounts):

	Three Months Ended
	March 29, 2004			March 31, 2003
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$1,178	14,642	$0.08	$1,071	14,142	$0.08

Effect of stock options and warrants	—	272	—	—	—	—
Diluted	$1,178	14,914	$0.08	$1,071	14,142	$0.08

For the three months ended March 29, 2004, approximately 2,586,782 of our outstanding stock options and warrants were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.  For the three months ended March 31, 2003, the assumed exercise of all of our outstanding stock options and warrants (covering approximately 3,719,000 shares) were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.  All of our outstanding warrants (231,277 shares) expired in  March 2004.

7.              Commitments and Contingencies

We have been served with two lawsuits filed on behalf of current employees, seeking damages, under California law, for both missed breaks and missed meal breaks the employees allege they did not receive.  These lawsuits seek to establish a class action relating to our California operations.  We intend to vigorously defend these lawsuits, both on the merits of the employees’ case and the issues relating to class action status.  We cannot predict the outcome of these matters and, therefore, the financial statements do not reflect any adjustments for the impact of an unfavorable outcome.

The state of California initiated a sales tax audit of our restaurants and determined that the 15% gratuity added to checks for parties of eight or more is a mandatory charge and should have been subject to sales tax, and as such, has assessed taxes, interest and related penalties of approximately $900,000.  We have vigorously contested this assessment on the basis that the charge is optional and given to the server.  The first of various appeal conferences was held on November 13, 2003.  In February 2004, we were notified that our appeal was denied by the appeals officer.  We are in the process of preparing a second appeal to the full state of California Franchise Tax Board.  We are unable to predict the outcome of this proceeding.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements, including statements regarding our business strategies, our business, and the industry in which we operate. These forward-looking statements are based primarily on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These forward-looking statements include those regarding anticipated restaurant openings, anticipated costs and sizes of future restaurants, and the adequacy of anticipated sources of cash to fund our future capital requirements. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in our Form 10-K for the year ended December 29, 2003, as filed with the Securities and Exchange Commission.  Words such as “believes,” “anticipates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Overview

On March 29, 2004, we owned and managed 53 T.G.I. Friday’s restaurants, owned 12 Bamboo Club-Asian Bistro restaurants, and owned four Redfish Seafood Grill and Bar restaurants.  In addition, we own and operate one Alice Cooper’stown restaurant pursuant to a license agreement we entered into with Celebrity Restaurants, L.L.C., the owner of the exclusive rights to operate Alice Cooper’stown restaurants and which operates one such restaurant in Phoenix, Arizona.

T.G.I. Friday’s restaurants are full-service, casual dining establishments featuring a wide selection of freshly prepared, popular foods and beverages served by well-trained, friendly employees in relaxed settings. Bamboo Club-Asian Bistro restaurants are full-service, casual plus restaurants that feature an extensive and diverse menu of innovative and tantalizing Pacific Rim cuisine.  Redfish Seafood Grill and Bar restaurants are full-service, casual dining restaurants that feature a broad selection of New Orleans style fresh seafood, Creole and seafood cuisine, and traditional southern dishes, as well as a “Voodoo” style lounge, all under one roof. Alice Cooper’stown restaurants are rock and roll and sports themed restaurants and feature a connection to the music celebrity Alice Cooper.

Our strategy is to capitalize on the brand-name recognition and goodwill associated with T.G.I. Friday’s restaurants and expand our restaurant operations through development of additional T.G.I. Friday’s restaurants in our existing development territories and the development of additional Bamboo Club-Asian Bistro restaurants in major metropolitan areas throughout the United States.

We currently have one Bamboo Club-Asian Bistro under construction (Fairfax, Virginia) and have a commitment to commence building one other in 2004.  We plan on starting construction of one T.G.I. Friday’s during late 2004, for opening in 2005.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require us to make our most difficult, subjective, or complex judgments, form the basis for the accounting policies deemed to be most critical to our operations.  These critical accounting policies relate to the valuation and amortizable lives of long-lived assets, asset write-offs or asset impairments, goodwill, and other identifiable intangible assets, valuation of deferred tax assets, reserves related to self-insurance for workers’ compensation and general liability (included in Other Liabilities on the Balance Sheet), and recognition of stock-based employee compensation.  For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended December 29, 2003, included in our Form 10-K.  These policies are summarized as follows:

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

(4) We use the method of accounting for employee stock options allowed under APB Opinion 25 and have adopted the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, which require pro forma disclosure of the impact of using the fair value at date of grant method of recording stock-based employee compensation.

We believe our estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

Results of Operations

The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

	Three Months Ended
	March 29, 2004	March 31, 2003
Revenue	100.0%	100.0%
Restaurant Operating Expenses:
Cost of sales	26.5	27.5
Payroll and benefits	31.2	30.8
Depreciation and amortization	3.5	3.8
Other operating expenses	30.7	29.6
Total restaurant operating expenses	91.9	91.7

Income from restaurant operations	8.1	8.3

Other Operating Expenses:
Amortization of intangible assets	0.3	0.3
General and administrative expenses	4.2	3.7
Pre-opening expenses	—	0.3
New manager training expenses	—	0.2
Operating income	3.6	3.9
Interest expense and other, net	1.6	2.0
Net income before income taxes	2.0	1.9
Income taxes	—	—
Net income	2.0%	1.9%

Three months ended March 29, 2004, compared with three months ended March 31, 2003

Revenues are exclusively derived from the sales of food and beverages at our restaurants.   Revenues for the three months ended March 29, 2004, increased by 2.6% to $59.1 million compared to $57.6 million for the comparable quarter in 2003.  The revenue increase was primarily due to the increase in same store sales.  Revenue increases also resulted from the opening of four new restaurants during 2003.  The revenue increase was offset by lost revenue from the three T.G.I. Friday’s and one Redfish restaurant that were sold and closed, respectively, in 2003.  Same-store sales increased to 5.0% for the quarter, which included a 1%-2% impact from  price increases, compared to a same-store sales decrease of 1.2% for the comparable quarter in 2003.

Cost of sales includes the cost of food and beverages and as a percentage of revenue decreased to 26.5% for the three months ended March 29, 2004, from 27.5% for the comparable quarter in 2003.  The decrease in cost of sales from the comparable period in 2003 was primarily the result of stronger supply chain buying efforts and negotiated contracting, decreases in commodity prices for seafood, offset partially by increases in the cost of dairy products, and some menu pricing increases.  These decreases were also attributable to promotional driven product mix changes in effect during the three months ended March 29, 2004, compared to the comparable period in 2003.

Payroll and benefit costs consist of restaurant management salaries, hourly payroll expenses and other payroll related benefits, including healthcare.  Payroll and benefits expenses increased as a percentage of revenue to 31.2% for the three months ended March 29, 2004, from 30.8% for the comparable quarter in 2003.  This increase was primarily the result of higher benefit costs related to a substantial increase in California’s State Unemployment rate during 2004 (across the board increase, not related to our claims experience) combined with an increase in bonus expense as a result of new bonus programs for our stores and stronger restaurant performance for the three months ended March 29, 2004 compared to the same period in 2003.

Depreciation and amortization expense included in income from restaurant operations is comprised of depreciation of restaurant property and equipment and amortization of franchise fees and liquor licenses.  Depreciation and amortization expense as a percentage of revenue decreased to 3.5% for the three months ended March 29, 2004 from 3.8% for the comparable quarter in 2003.  This decrease was primarily a result of reduced depreciation related to the sale of assets from three T.G.I. Friday’s and one Redfish restaurants sold and closed, respectively, during 2003 combined with a reduction in depreciation resulting from asset impairments recorded since the quarter ended March 31, 2003.

Other operating expenses include various restaurant-level costs such as occupancy costs (rent, taxes and CAM), utilities, marketing costs and general liability and workers’ compensation costs.  Other operating expenses increased as a percentage of revenue to 30.7% for the three months ended March 29, 2004, from 29.6% for the comparable quarter in

2003.  The increased costs were principally due to higher marketing fees, 3.25% of sales in 2003 versus 3.5% of sales in 2004, paid to Carlson’s Restaurants Worldwide for the national T.G.I. Friday’s advertising campaign. We also experienced higher workers’ compensation and general liability insurance costs.

Depreciation and amortization of intangibles is comprised of depreciation of corporate property and equipment and amortization of bank financing fees and franchise area goodwill, as applicable. Depreciation and amortization as a percentage of revenue remained constant at 0.3% for the three months ended March 29, 2004, and the comparable quarter in 2003.

General and administrative expenses are costs associated with corporate and administrative functions that support new restaurant development, restaurant operations, and provide administrative infrastructure.  These costs consist primarily of management and staff salaries, employee benefits, travel, legal and professional fees, and technology support.  General and administrative expenses increased as a percentage of revenue to 4.2% for the three months ended March 29, 2004, from 3.7% for the comparable quarter in 2003.  The increases were primarily related to an increase in our accrual for bonuses as a result of improved performance in the quarter ended March 29, 2004.  Additionally, we experienced slight increases in salaries, benefits, travel and technology related support costs which were offset some by reductions resulting from a focused cost-reduction effort. We do, however, anticipate somewhat higher costs during 2004 related to compliance with the Sarbanes-Oxley Act and related new SEC regulations.

Preopening expenses are costs incurred prior to opening a new restaurant and consist primarily of manager salaries and relocation and training costs.  Historically, we have experienced variability in the amount and percentage of revenues attributable to preopening expenses.  We typically incur the most significant portion of preopening expenses associated with a given restaurant in the two months immediately preceding opening and in the month the restaurant opens. Preopening expenses as a percentage of revenue decreased to less than 0.1% for the three months ended March 29, 2004, from 0.3% for the comparable quarter in 2003.  The decrease was the result of the timing and number of restaurant openings in 2004 compared to 2003.

New manager training expenses are those costs incurred in training newly hired or promoted managers.  For the three months ended March 29, 2004, we did not incur any new manager training expense compared to $98,000, or 0.2% of revenue, for the comparable quarter in 2003.  The decrease in expense was due to the slowdown in our new store development schedule, as we have no new restaurant openings scheduled until mid to late 2004.

Interest expense decreased to 1.6% of revenue for the three months ended March 29, 2004, from 2.0% for the comparable quarter in 2003. The interest expense decrease was attributable to overall lower interest rates and lower rates related to the recent refinancing of higher interest rate debt, and to lower debt levels during the three months ended March 29, 2004 compared to the same quarter in 2003.

We did not record an income tax provision during the three months ended March 29, 2004 or the comparable quarter in 2003 due to the utilization of operating loss and tax credit carryforwards.

Liquidity and Capital Resources

Our current liabilities exceed our current assets due in part to cash expended on our development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days.  At March 29, 2004, we had a working capital deficit of approximately $16,434,000 and a cash balance of $5,073,000 compared to a working capital deficit of $16,973,000 and a cash balance of $4,600,000 at December 29, 2003.  We believe our cash flow is sufficient to pay our obligations as they come due in the ordinary course.

Net cash flows from operating activities were $3,165,000 for the three months ended March 29, 2004, compared with $1,142,000 for the comparable period in 2003.

We use cash primarily to fund operations, pay debt principal and interest, and develop and construct new restaurants.  Net cash used in investing activities for the quarter ended March 29, 2004 was $1,742,000 compared with $1,819,000 for the same period in 2003.  Investing activities related entirely to capital expenditures during both periods and consisted of new restaurant development, technology initiatives, and maintenance capital.  During the three month period ended March 29, 2004, we did not open any additional restaurants.  We have plans to open one additional Bamboo Club in the third quarter of

2004 in Fairfax Virginia, and have plans to begin construction of one new T.G.I. Friday’s in Arizona, both of  which we will finance from operating cash flow.

Net cash used in financing activities was $950,000 for the three months ended March 29, 2004, compared with net cash used by financing activities of $913,000 for the comparable period in 2003.  Financing activities for the three months ended March 29, 2004 and for the comparable quarter in 2003 consisted of the normal repayment of debt principal.

As of March 29, 2004, we had long-term debt of $50,734,000, including a current portion of $3,884,000.

We have a $2.5 million, one-year revolving line of credit with a bank.  At March 29, 2004, we had no outstanding amounts on this line.

All of our loan agreements contain various financial covenants that are measured at the end of each quarter.  Primarily, there are two key covenants we must meet.  Several loan agreements incorporate a fixed charge coverage test, which requires us to produce a level of earnings before interest, taxes, depreciation, and amortization and other unusual gains or losses (EBITDA) in excess of principal and interest under our debt obligations during rolling twelve month periods.  Other loan agreements modify this covenant to include rent expense.  Many of our loan documents also limit the amount of long-term debt we can borrow based on trailing levels of EBITDA.  At March 29, 2004, we met all of the financial covenants for all debt agreements.

From time to time, we may enter into interest rate swap agreements with certain financial institutions for the purpose of adjusting our ratio of fixed rate debt over a certain period of time at varying notional amounts.  At March 29, 2004, there were $16.3 million in net amounts of interest rate swap agreements outstanding that carried a weighted average interest rate of 3.2%.  The effective amount of interest we pay on the notional amounts of these swap agreements is calculated using the interest rate of the swap against the notional amount of each swap.  These swaps effectively adjust the ratio of fixed rate debt to 70% of total outstanding debt.

Based on limitations as a result of our debt covenants at March 29, 2004, we had no significant borrowing capabilities under any of our debt agreements.  We believe, however, that our current cash resources, our line of credit, expected cash flows from operations, and cash received from the sale of assets, if any, will be sufficient to fund our planned development during the remainder of 2004.  We may need to obtain capital to fund additional growth beyond 2004.  Potential sources of such capital include bank financing, strategic alliances, sales of certain assets, and additional offerings of our equity or debt securities.  We cannot provide assurance that such capital will be available from these or other potential sources.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 29, 2004, we were participating in three derivative financial instruments for which fair value disclosure is required under Statement of Financial Accounting Standards No. 133.  The fair value liability of the interest rate swap agreements decreased to $2,351,745 using “hedge accounting” per SFAS No. 133.

Our market risk exposure is limited to interest rate risk associated with our credit instruments.  We incur interest on loans made at variable interest rates in the range of 2.75% to 3.35% over “30-Day LIBOR” rates.  On March 29, 2004, we had outstanding borrowings on these loans of approximately $30,878,000.  Our net interest expense for the three month period ended March 29, 2004 was $974,000.  A one percent variation in any of the variable rates would have increased or decreased our total interest expense by approximately $76,000 for the three-month period ended March 29, 2004.

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

During the fiscal quarter covered by this report, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We have been served with two lawsuits filed on behalf of current employees, seeking damages, under California law, for both missed breaks and missed meal breaks the employees allege they did not receive.  These lawsuits seek to establish a class action relating to our California operations.  We intend to vigorously defend these lawsuits, both on the merits of the employees’ case and the issues relating to class action status.

The state of California initiated a sales tax audit of our restaurants and determined that the 15% gratuity added to checks for parties of eight or more is a mandatory charge and should have been subject to sales tax, and as such, has assessed taxes, interest and related penalties of approximately $900,000.  We have vigorously contested this assessment on the basis that the charge is optional and given to the server.  The first of various appeal conferences was held on November 13, 2003.  In February 2004, we were notified that our appeal was denied by the appeals officer.  We are in the process of preparing a second appeal to the full state of California Franchise Tax Board.  We are unable to predict the outcome of this proceeding.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

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

(1)                                  Report on Form 8-K dated March 9, 2004 furnishing Item 12 Results of Operations and Financial Condition disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street and Main Incorporated

Dated: May 7, 2004	/s/ William G. Shrader
William G. Shrader
President and Chief Executive Officer

Dated: May 7, 2004	/s/ Michael Garnreiter
Michael Garnreiter Executive Vice President, Chief Financial Officer, and Treasurer