Form 10-K/A
period 2003-12-29
MAIN STREET & MAIN INC
filed 2004-07-06
CIK 847466

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2003	Commission File Number: 0-18668

MAIN STREET AND MAIN INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE	11-2948370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number.)

5050 NORTH 40TH STREET SUITE 200, PHOENIX, ARIZONA	85018
(Address of principal executive offices)	(Zip Code)

(602) 852-9000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐  No. ☒

At June 30, 2003, there were outstanding 14,129,928 shares of the registrant’s common stock, $.001 par value.  The aggregate market value of common stock held by nonaffiliates of the registrant (8,304,305 shares) based on the closing sale price of the common stock as reported on the Nasdaq National Market on June 30, 2003 ($2.12 per share) was $17,605,513.  For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

Documents incorporated by reference:  None.

MAIN STREET AND MAIN INCORPORATED

FORM 10-K/A AMENDMENT NO. 1

FISCAL YEAR ENDED DECEMBER 29, 2003

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Main Street and Main Incorporated (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2003, originally filed on March 26, 2004 (the “Original Filing”).  The Company is filing this Amendment No. 1 for the sole purpose of revising the Independent Auditors’ Report in Item 8 to include the auditors’ signature, which signature was omitted from the report filed with the Original Filing due to a clerical error.  In addition, in connection with the filing of this Amendment No. 1 and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment No. 1 certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing.  This Amendment No. 1 continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.  The filing of this Amendment No. 1 is not a representation that any statements contained in Form 10-K are true or complete as of any date subsequent to the date of the Original Filing.

TABLE OF CONTENTS

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SIGNATURES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

2

PART II

ITEM 8.                       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the consolidated financial statements, the reports thereon, the notes thereto, and the supplementary data commencing at page F-1 of this Form 10-K/A, which consolidated financial statements, reports, notes, and data are incorporated by reference.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET AND MAIN INCORPORATED

Date: July 2, 2004	By:	/s/William G. Shrader
William G. Shrader
Chief Executive Officer

4

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

/s/ KPMG LLP

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

MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Years Ended
	December 29, 2003	December 30, 2003	December 31, 2003
Revenue	$224,494	$220,151	$211,823
Restaurant operating expenses
Cost of sales	60,299	61,270	59,139
Payroll and benefits	70,415	68,997	65,784
Depreciation and amortization	8,386	7,895	7,845
Other operating expenses	70,079	65,912	61,285
Total restaurant operating expenses	209,179	204,074	194,053
Income from restaurant operations	15,315	16,077	17,770

Other operating expense and income:
Amortization of intangible assets	606	461	1,831
General and administrative expenses	8,977	8,946	8,105
Pre-opening expenses	907	1,619	1,417
New manager training expenses	195	426	327
Impairment charges and other	5,906	7,943	3,453
Management fee income	—	—	(432)
Operating income (loss)	(1,276)	(3,318)	3,069

Gain on sale of assets	3,831	—	—
Interest expense and other, net	4,521	3,950	3,825
Net income (loss) before income taxes	(1,966)	(7,268)	(756)
Income tax expense (benefit)	—	1,309	(645)
Net income (loss)	$(1,966)	$(8,577)	$(111)

Basic earnings per share:
Net income (loss)	$(0.14)	$(0.61)	$(0.01)

Diluted earnings per share:
Net income (loss)	$(0.14)	$(0.61)	$(0.01)

Weighted average number of shares outstanding:
Basic	14,179	14,105	14,048

Diluted	14,179	14,105	14,048

The accompanying notes are an integral part of these consolidated financial statements.

MAIN STREET AND MAIN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Total
BALANCES, December 25, 2000	14,045	$14	$53,624	$(13,139)	—	$40,499
Shares issued in connection with options exercised (net)	7	—	21	—	—	21
Shares issued to employees	1	—	—	—	—	—
Comprehensive income (loss):
Unrealized loss on hedging contract	—	—	—	—	(202)	(202)
Net loss	—	—	—	(111)	—	(111)
Comprehensive loss:						(313)
BALANCES, December 31, 2001	14,053	14	53,645	(13,250)	(202)	40,207
Shares issued in connection with options exercised (net)	89	—	282	—	—	282
Comprehensive income (loss):
Unrealized loss on hedging contract	—	—	—	—	(2,302)	(2,302)
Net loss	—	—	—	(8,577)	—	(8,577)
Comprehensive loss:						(10,879)
BALANCES, December 30, 2002	14,142	14	53,927	(21,827)	(2,504)	29,610
Shares issued, common stock	500	1	1,000			1,001
Comprehensive income (loss):
Unrealized loss on hedging contract	—	—	—	—	451	451
Net loss	—	—	—	(1,966)	—	(1,966)
Comprehensive (loss):	—	—	—	—	—	(1,515)
BALANCES, December 29, 2003	14,642	$15	$54,927	$(23,793)	$(2,053)	$29,096

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

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives, while leaseholds are amortized over the shorter of 20 years or the lease term including option periods, which have economic penalties, and consist of the following (in thousands):   **START HERE

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

Franchise Fees

Franchise fees represent the value assigned to the franchise agreements in the regions acquired and to the licenses to operate the restaurants. These agreements provide for an initial term of 20 to 30 years, with two renewal terms of 10 years each. Franchise area goodwill represents goodwill allocated to the geographic area for developing TGI Friday’s restaurant purchased, and it qualifies as an intangible asset with a determinable life. These costs are being amortized on a straight-line basis over the life of the agreement and consist of the following (in thousands):

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

The following table presents reported net loss and loss per share exclusive of goodwill amortization expense for the years ended December 29, 2003, December 30, 2002, and December 31, 2001 (in thousands except per share amounts):

	2003	2002	2001
Reported net income (loss)	$(1,966)	$(8,577)	$(111)
Add back goodwill amortization	—	—	1,455
Adjusted net income (loss)	$(1,966)	$(8,577)	$$1,344

Basic Income (loss) Per Share:

Reported net income (loss) per common share	$(0.14)	$(0.61)	$(0.01)
Add back goodwill amortization	—	—	0.11
Adjusted net income (loss) per share	$(0.14)	$(0.61)	$0.10

Diluted Income (loss) Per Share:

Reported net income (loss) per common share	$(0.14)	$(0.61)	$(0.01)
Add back goodwill amortization	—	—	0.11
Adjusted net income (loss) per share	$(0.14)	$(0.61)	$0.10

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 29, 2003	December 30, 2002
Accrued payroll	$4,033	$3,736
Accrued property and sales tax	1,968	1,912
Accrued insurance	—	1,415
Accrued rent	4,199	3,142
Gift certificate liability	1,504	1,249
Other accrued liabilities	4,873	4,553
Total	$16,577	$16,007

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

Insurance and claims reserves (prepaids):
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

At December 29, 2003, we had approximately $13,988,000 federal net operating and tax credit carryforwards to be used to offset future income for federal income tax purposes.  These carryforwards expire in the years 2004 to 2021. The net change in the total valuation allowance for the year ended December 29, 2003 and December 30, 2002, is the result of providing a full valuation allowance against all deferred tax assets because of the significant loss in 2002 and 2003.

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

EXHIBIT INDEX

Exhibit Number	Exhibit

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002