Form 10-Q
period 2004-06-28
MAIN STREET RESTAURANT GROUP, INC.
filed 2004-08-11
CIK 847466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2004

Commission File Number: 000-18668

MAIN STREET RESTAURANT GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	11-2948370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5050 N. 40TH STREET, SUITE 200, PHOENIX, ARIZONA 85018

(Address of principal executive offices) (Zip Code)

(602) 852-9000

(Registrant’s telephone number, including area code)

MAIN STREET AND MAIN INCORPORATED

(Former Name, if Changed Since Last Report)

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

Yes ☐ No ☒

Number of shares of common stock, $.001 par value, of registrant outstanding at August 10, 2004: 14,642,000

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Data)

	June 28, 2004	December 29, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,251	$4,600
Accounts receivable, net	1,257	1,494
Inventories	2,586	2,762
Prepaid expenses	764	971

Total current assets	9,858	9,827
Property and equipment, net	67,750	68,129
Other assets, net	2,143	2,218
Notes receivable, net	1,685	1,657
Goodwill	21,685	21,685
Franchise fees, net	1,932	1,999
Purchased franchise territories	675	692
Total assets	$105,728	$106,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,736	$3,815
Accounts payable	5,345	6,408
Other accrued liabilities	17,572	16,577
Total current liabilities	26,653	26,800
Long-term debt, net of current portion	45,617	47,869
Other liabilities and deferred credits	1,929	2,441
Total liabilities	74,199	77,110

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized; no shares issued and outstanding in 2004 and 2003	—	—
Common stock, $.001 par value, 25,000,000 shares authorized; 14,642,000 shares issued and outstanding in 2004 and 2003, respectively	15	15
Additional paid-in capital	54,927	54,927
Accumulated deficit	(21,748)	(23,792)
Accumulated other comprehensive loss	(1,665)	(2,053)
Total stockholders’ equity	31,529	29,097
Total liabilities and stockholders’ equity	$105,728	$106,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	(unaudited)
	June 28, 2004	June 30, 2003

Revenue	$56,610	$60,110

Restaurant operating expenses
Cost of sales	14,902	15,888
Payroll and benefits	17,639	18,654
Depreciation and amortization	2,187	2,083
Other operating expenses	17,779	18,143
Total restaurant operating expenses	52,507	54,768

Depreciation and amortization of intangible assets	186	149
General and administrative expenses	2,199	2,224
Preopening expenses	1	358
New manager training expenses	—	69
Impairment charges and other	—	25

Operating income	1,717	2,517

Interest expense and other, net	800	971

Net income before income tax	917	1,546

Income tax expense	50	—

Net income	$867	$1,546

Basic earnings per share
Net income	$0.06	$0.11

Diluted earnings per share
Net income	$0.06	$0.11

Weighted average number of shares outstanding — Basic	14,642	14,142

Weighted average number of shares outstanding — Diluted	14,681	14,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six Months Ended
	(unaudited)
	June 28, 2004	June 30, 2003

Revenue	$115,689	$117,696

Restaurant operating expenses
Cost of sales	30,548	31,746
Payroll and benefits	36,058	36,352
Depreciation and amortization	4,262	4,268
Other operating expenses	35,910	35,217
Total restaurant operating expenses	106,778	107,583

Depreciation and amortization of intangible assets	349	298
General and administrative expenses	4,671	4,360
Preopening expenses	23	523
New manager training expenses	—	165
Impairment charges and other	—	25

Operating income	3,868	4,742

Interest expense and other, net	1,774	2,125

Net income before income tax	2,094	2,617

Income tax expense	50	—

Net income	$2,044	$2,617

Basic earnings per share
Net income	$0.14	$0.19

Diluted earnings per share
Net income	$0.14	$0.19

Weighted average number of shares outstanding — Basic	14,642	14,142

Weighted average number of shares outstanding — Diluted	14,767	14,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended
	(unaudited)
	June 28, 2004	June 30, 2003
OPERATING ACTIVITIES:
Net income	$2,044	$2,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,611	4,566
Amortization of note receivable discount	(28)	—
Gain on settlement of interest rate swap	(178)	—
Changes in assets and liabilities:
Accounts receivable, net	237	292
Inventories	176	90
Prepaid expenses	207	(429)
Other assets, net	(15)	(17)
Accounts payable	(1,063)	(2,573)
Other accrued liabilities and deferred credits	872	182
Cash provided by operating activities	6,863	4,728
INVESTING ACTIVITIES:
Additions to property and equipment	(4,059)	(4,512)
Cash paid to acquire franchise rights	—	(50)
Cash used in investing activities	(4,059)	(4,562)
FINANCING ACTIVITIES:
Cash proceeds received on settlement of interest rate swap	178	—
Principal payments on long-term debt	(2,331)	(1,833)
Cash used in financing activities	(2,153)	(1,833)

NET CHANGE IN CASH AND CASH EQUIVALENTS	651	(1,667)
CASH AND CASH EQUIVALENTS, BEGINNING	4,600	5,621
CASH AND CASH EQUIVALENTS, ENDING	$5,251	$3,954

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$0	$3
Cash paid during the period for interest	$1,846	$2,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIN STREET RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

June 28, 2004

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

We operate on fiscal quarters of 13 weeks.   The results of operations for the six months ended June 28, 2004, are not necessarily indicative of the results to be expected for a full year.

2.              Stock Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends prior statements to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. We did not adopt the fair value recognition method of recording stock-based employee compensation under SFAS No. 123, as amended by SFAS No. 148, which adoption was and remains optional.

Had compensation cost for stock options awarded under these plans been determined consistent with SFAS No. 123, our net income (loss) and earnings (loss) per share would have reflected the following pro forma amounts (amounts in thousands except for per share data):

	Three Months Ended		Six Months Ended
	June 28, 2004	June 30, 2003	June 28, 2004	June 30, 2003
Net Income (Loss):
As Reported	$867	$1,546	$2,044	$2,617
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	202	262	440	504
Pro forma	$665	$1,284	$1,604	$2,113
Basic Earnings (Loss) Per Share:
As Reported	$0.06	$0.11	$0.14	$0.19
Pro forma	$0.05	$0.09	$0.11	$0.15
Diluted Earnings (Loss) Per Share:
As Reported	$0.06	$0.11	$0.14	$0.19
Pro forma	$0.05	$0.09	$0.11	$0.15
Weighted average shares used in computation:
Basic	14,642	14,142	14,642	14,142
Diluted	14,681	14,142	14,767	14,142

The weighted average fair value at the date of grant for options granted during fiscal 2004 and 2003 was estimated using the Black-Scholes pricing model with the following assumptions:

	2004	2003
Assumptions:
Weighted average risk-free interest	3.00%	3.15%
Weighted average volatility	64.10%	64.49%
Expected Life	3 years	4 years
Dividends	None	None

3.              Income Taxes

We did not record a federal income tax provision for the six months ended June 28, 2004 or June 30, 2003 due to the utilization of net operating loss and tax credit carryforwards.  During the quarter ended June 28, 2004 we recorded an estimated $50,000 for Federal AMT, state and local income tax expense.

4.              Credit Facility

In December 2003, we entered into a $2.5 million one-year revolving line of credit with a bank.  At June 28, 2004, we had no outstanding amounts on this line.

5.              Comprehensive Income (Loss)

Our comprehensive income (loss) consists of net income and adjustments to derivative financial instruments.  The components of other comprehensive income (loss) are as follows (in thousands):

	Six Months Ended
	June 28, 2004	June 30, 2003

Net income	$2,044	$2,617
Change in fair value of interest rate swaps	388	(460)
Comprehensive income	$2,432	$2,157

During the quarter ended June 28, 2004, we terminated a third interest rate swap agreement resulting in a gain of approximately $178,000.  The gain was recorded as a reduction in interest expense during the quarter ended June 28, 2004.

6.              Earnings per Share

The following table sets forth basic and diluted earnings per share, or EPS, computations for the three and six months ended June 28, 2004, and June 30, 2003 (in thousands, except per share amounts):

	Three Months Ended
	June 28, 2004			June 30, 2003
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$867	14,642	$0.06	$1,546	14,142	$0.11
Effect of stock options and warrants	—	39	—	—	—	—
Diluted	$867	14,681	$0.06	$1,546	14,142	$0.11

	Six Months Ended
	June 28, 2004			June 30, 2003
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$2,044	14,642	$0.14	$2,617	14,142	$0.19
Effect of stock options and warrants	—	125	—	—	—	—
Diluted	$2,044	14,767	$0.14	$2,617	14,142	$0.19

For the three and six months ended June 28, 2004, approximately 2,694,000 and 2,733,000, respectively, of our outstanding stock options were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.  For the three and six months ended June 30, 2003, the assumed exercise of all of our outstanding stock options and warrants covering approximately 3,910,000 and 3,844,000, respectively, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.  All of our outstanding warrants (231,277 shares) expired in March 2004.

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

The state of California initiated a sales tax audit of our restaurants and determined that the 15% gratuity added to checks for parties of eight or more is a mandatory charge and should have been subject to sales tax, and as such, has assessed taxes, interest and related penalties of approximately $900,000.  We have vigorously contested this assessment on the basis that the charge is optional and given to the server.  The first of various appeal conferences was held on November 13, 2003.  In February 2004, we were notified that our appeal was denied by the appeals officer.  We are in the process of preparing a second appeal to the full state of California Franchise Tax Board.  We are unable to predict the outcome of this proceeding; therefore, the accompanying condensed consolidated financial statements do not reflect any adjustment for the impact of an unfavorable outcome.

Early in the third quarter, we announced a corporate restructuring which will allow us to operate more efficiently and cost effectively. Approximately 10 employees were terminated or reassigned.  The approximate cost for severance and outplacement services in connection with the termination is approximately $250,000 and will be recorded in our third quarter.

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

Overview

On June 28, 2004, we owned and managed 53 T.G.I. Friday’s restaurants, owned 12 Bamboo Club-Asian Bistro restaurants, and owned four Redfish Seafood Grill and Bar restaurants.  In addition, we own and operate one Alice Cooper’stown restaurant pursuant to a license agreement we entered into with Celebrity Restaurants, L.L.C., the owner of the exclusive rights to operate Alice Cooper’stown restaurants and which operates one such restaurant in Phoenix, Arizona.

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

We currently have one Bamboo Club-Asian Bistro under construction (Fairfax, Virginia) that is scheduled to open in the third quarter of 2004, and have a commitment to commence building one other in 2004.  We plan on starting construction of one T.G.I. Friday’s during late 2004, for opening in 2005.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances.  We believe our estimates and assumptions are reasonable in these circumstances; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require us to make our most difficult, subjective, or complex judgments, form the basis for the accounting policies deemed to be most critical to our operations.  These critical accounting policies relate to the valuation and amortizable lives of long-lived assets, asset write-offs or asset impairments, goodwill, and other identifiable intangible assets, valuation of deferred tax assets, reserves related to self-insurance for workers’ compensation and general liability (included in Other Liabilities on the Balance Sheet), and recognition of stock-based employee compensation.  For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended December 29, 2003, included in our Annual Report on Form 10-K.  These policies are summarized as follows:

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

(4)  We use the intrinsic value method of accounting for employee stock options allowed under APB Opinion 25 and have adopted the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, which require pro forma disclosure of the impact of using the fair value at date of grant method of recording stock-based employee compensation.

We believe our estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

Results of Operations

The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

	Three Months Ended		Six Months Ended
	June 28, 2004	June 30, 2003	June 28, 2004	June 30, 2003

Revenue	100.0%	100.0%	100.0%	100.0%

Restaurant Operating Expenses:
Cost of sales	26.3	26.4	26.4	27.0
Payroll and benefits	31.2	31.0	31.2	30.9
Depreciation and amortization	3.9	3.5	3.7	3.6
Other operating expenses	31.4	30.2	31.0	29.9
Total restaurant operating expenses	92.8	91.1	92.3	91.4

Income from restaurant operations	7.2	8.9	7.7	8.6

Other Operating Expenses:
Depreciation and amortization of intangible assets	0.3	0.2	0.3	0.3
General and administrative expenses	3.9	3.7	4.1	3.7
Pre-opening expenses	—	0.6	—	0.4
New manager training expenses	—	0.1	—	0.1
Operating income	3.0	4.2	3.3	4.0
Interest expense and other, net	1.4	1.6	1.5	1.8
Net income before income taxes	1.6	2.6	1.8	2.1

Income taxes	0.1	—	—	—
Net income	1.5%	2.6%	1.8%	2.2%

Three and six months ended June 28, 2004 compared with three and six months ended June 30, 2003

Revenues are exclusively derived from the sales of food and beverages at our restaurants.   Revenues for the three months ended June 28, 2004, decreased by 5.8% to $56.6 million compared to $60.1 million for the comparable quarter in 2003.  Revenues for the six months ended June 28, 2004, decreased by 1.7% to $115.7 million compared to $117.7 million for the comparable quarter in 2003.  The revenue decreases were primarily the result of the loss of revenue from the three T.G.I. Friday’s and one Redfish restaurant that were sold and closed, respectively, in the third quarter of 2003. The revenue declines were somewhat offset by revenue generated by the four new restaurants opened during 2003.  Same-store sales decreased 1.6% for the quarter ended June 28, 2004 compared to a decrease of 1.3% for the comparable quarter in 2003.  For the six months ended June 28, 2004, we had a same-store sales increase of 1.6% compared to an increase of 0.1% in the comparable period in 2003.   The same-store sales decrease was partially offset by a 1%-2% price increase at the beginning of each year.

Cost of sales includes the cost of food and beverages and as a percentage of revenue decreased to 26.3% for the three months ended June 28, 2004, from 26.4% for the comparable quarter in 2003.  For the six months ended June 28, 2004, cost of sales as a percentage of revenue decreased to 26.4% from 27.0% for the comparable period in 2003.  The decrease in cost of sales from the comparable period in 2003 was primarily the result of stronger supply chain buying efforts and negotiated contracting, and decreases in commodity prices for seafood.  These decreases were also attributable to promotional driven product mix changes in effect during the three and six months ended June 28, 2004,

compared to the comparable period in 2003, which also partially offset increases in meat prices.   Additional, during the second quarter, we signed a new, five year soft drink beverage contract with Coke®, and recognized approximately $156,000 in additional earned incentives during the quarter ended June 28, 2004.

Payroll and benefit costs consist of restaurant management salaries, hourly payroll expenses, and other payroll related benefits, including healthcare.  Payroll and benefits expenses increased as a percentage of revenue to 31.2% for the three months ended June 28, 2004, from 31.0% for the comparable quarter in 2003.  For the six moths ended June 28, 2004, payroll and benefits expenses increased as a percentage of revenue to 31.2% from 30.9% for the comparable period in 2003.  This increase was primarily the result of higher benefit costs related to a substantial increase in California’s State Unemployment rate during 2004 (which was an across the board increase and was not related to our claims experience) combined with an increase in labor costs related to the newer Bamboo Club restaurants (labor costs of new restaurants are higher during the initial four to six months of operation), and as a result of sales leverage.   These increases were partially offset by a reduction in group health costs related to a policy change in effect since the third quarter of 2003.

Depreciation and amortization expense included in income from restaurant operations is comprised of depreciation of restaurant property and equipment and amortization of franchise fees and liquor licenses.  Depreciation and amortization expense as a percentage of revenue increased to 3.9% for the three months ended June 28, 2004 from 3.5% for the comparable quarter in 2003.  For the six months ended June 28, 2004, depreciation and amortization expense increased to 3.7% from 3.6% for the comparable period in 2003.  The increases were the result of regular asset acquisitions combined with accelerated depreciation related to a T.G.I. Friday’s that will be closed in the later half of 2004.  These increases were offset by a reduction in depreciation related to the sale of assets from three T.G.I. Friday’s and one Redfish restaurants sold and closed, respectively, during 2003 combined with a reduction in depreciation resulting from asset impairments recorded since the period ended June 30, 2003.

Other operating expenses include various restaurant-level costs such as occupancy costs (rent, taxes and CAM), utilities, marketing costs and general liability and workers’ compensation costs.  Other operating expenses increased as a percentage of revenue to 31.4% for the three months ended June 28, 2004, from 30.2% for the comparable quarter in 2003.  For the six months ended June 28, 2004, other operating expenses increased to 31.0% from 29.9% for the comparable period in 2003.  The increased costs were principally due to higher marketing fees, which were 3.5% of sales in 2004 versus 3.2% of sales in 2003, paid to Carlson’s Restaurants Worldwide for the national T.G.I. Friday’s advertising campaign. We also experienced higher workers’ compensation and general liability insurance costs.

Depreciation and amortization of intangibles is comprised of depreciation of corporate property and equipment and amortization of bank financing fees and purchased franchise territories, as applicable.  For the three months ended June 28, 2004, depreciation and amortization increased as a percentage of revenue to 0.3% from 0.2% for the comparable quarter in 2003. This increase was primarily the result of an increase in depreciation related to our technology initiative.  For the six months ended June 28, 2004 and for the comparable period in 2003, depreciation and amortization remained constant at 0.3% of revenue.

General and administrative expenses are costs associated with corporate and administrative functions that support new restaurant development, restaurant operations, and provide administrative infrastructure.  These costs consist primarily of management and staff salaries, employee benefits, travel, legal and professional fees, and technology support.  General and administrative expenses increased as a percentage of revenue to 3.9% for the three months ended June 28, 2004, from 3.7% for the comparable quarter in 2003.  For the six months ended June 28, 2004, general and administrative expenses increased as a percentage of revenue to 4.1% from 3.7% for the comparable period in 2003.  The increases were primarily related to slight increases in salaries and benefits combined with increases in travel, legal expenses and technology related support costs which were partially offset by reductions resulting from a focused cost-reduction effort. We anticipate somewhat higher costs during 2004 related to compliance with the Sarbanes-Oxley Act and related new SEC regulations. The impact of our internal restructuring which occurred on July 12, 2004, has not been reflected in our results as of June 28, 2004, but will be included in our third quarter results.

Preopening expenses are costs incurred prior to opening a new restaurant and consist primarily of manager salaries and relocation and training costs.  Historically, we have experienced variability in the amount and percentage of revenues attributable to preopening expenses.  We typically incur the most significant portion of preopening expenses associated with a given restaurant in the two months immediately preceding opening and in the month the restaurant opens. Preopening expenses as a percentage of revenue decreased to less than 0.1% for the three months ended June 28, 2004, from 0.6% for the comparable quarter in 2003.  For the six months ended June 28, 2004, preopening expenses decreased to less than 0.1% of revenue from 0.4% for the comparable period in 2003.  These decreases were the result of the timing and number of restaurant openings in 2004 compared to 2003.

New manager training expenses are those costs incurred in training newly hired or promoted managers. We did not incur any new manager training expense for either the three or six month periods ended June 28, 2004 compared to $69,000, or 0.1% of revenue and $165,000, or 0.1% of revenue, respectively, for the comparable periods in 2003 as a result of the timing and number of restaurant openings in 2004 compared to 2003.  We have no new restaurant openings scheduled until the third quarter of 2004.

Interest expense decreased to 1.4% of revenue for the three months ended June 28, 2004, from 1.6% for the comparable quarter in 2003. For the six months ended June 28, 2004, interest expense decreased as a percentage of revenue to 1.5% from 1.8% for the comparable period in 2003.  The interest expense decrease was attributable to slightly overall lower interest rates and lower rates related to the recent refinancing of higher interest rate debt.  The decrease was also attributable to a reduction in interest expense during the three months ended June 28, 2004 resulting from a gain (recorded as a reduction in interest expense) of $178,000 related to the termination of one of our interest rate swaps.

We did not record a Federal income tax provision during the period ended June 28, 2004 or the comparable quarter in 2003 due to the utilization of operating loss and tax credit carryforwards.  During the period ended June 28, 2004 we recorded an estimated $50,000 for Federal AMT, state and local income tax expense.

Liquidity and Capital Resources

Our current liabilities exceed our current assets due in part to cash expended on our development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days.  At June 28, 2004, we had a working capital deficit of approximately $16,795,000 and a cash balance of $5,251,000 compared to a working capital deficit of $16,973,000 and a cash balance of $4,600,000 at December 29, 2003.  We believe our cash flow is sufficient to pay our obligations as they come due in the ordinary course.

Net cash flows from operating activities were $7,041,000 for the six months ended June 28, 2004, compared with $4,728,000 for the comparable period in 2003.

We use cash primarily to fund operations, pay debt principal and interest, and develop and construct new restaurants.  Net cash used in investing activities, which we used primarily to fund property and equipment purchases for new restaurant development, including costs related to the Bamboo Club restaurant opened in December 2003, and to fund our technology initiative as well as maintenance capital (monies invested to improve, upgrade, or replace restaurant equipment and facilities), was $4,059,000 for the six months ended June 28, 2004, compared with $4,512,000 for the comparable period in 2003.  During the six month period ended June 28, 2004, we did not open any additional restaurants.  We have plans to open one additional Bamboo Club in the third quarter of 2004 in Fairfax, Virginia, and have plans to begin construction of one new T.G.I. Friday’s in Arizona, both of which we will finance from operating cash flow.

Net cash used in financing activities was $2,331,000 for the six months ended June 28, 2004, compared with net cash used by financing activities of $1,833,000 for the comparable period in 2003.  Financing activities for the six months ended June 28, 2004 and for the comparable quarter in 2003 consisted of the normal repayment of debt principal.

As of June 28, 2004, we had long-term debt of $49,353,000, including a current portion of $3,736,000.

In December 2003, we entered into a $2.5 million, one-year revolving line of credit with a bank.  At June 28, 2004, we had no outstanding amounts on this line.

All of our loan agreements contain various financial covenants that are measured at the end of each quarter.  Primarily, there are two key covenants we must meet.  Several loan agreements incorporate a fixed charge coverage test, which requires us to produce a level of earnings before interest, taxes, depreciation, and amortization and other unusual gains or losses (EBITDA) in excess of principal and interest under our debt obligations during rolling twelve month periods.  Other loan agreements modify this covenant to include rent expense.  Many of our loan documents also limit the amount of long-term debt we can borrow based on trailing levels of EBITDA.  At June 28, 2004, we met all of the financial covenants for all debt agreements.

From time to time, we may enter into interest rate swap agreements with certain financial institutions for the purpose of adjusting our ratio of fixed rate debt over a certain period of time at varying notional amounts.  At June 28, 2004, there were $20.8 million in net notional amounts of interest rate swap agreements outstanding that carried a weighted average interest rate of 6.0%.  The effective amount of interest we pay on the notional amounts of these swap agreements is calculated using the interest rate of the swap against the notional amount of each swap.  These swaps effectively adjust the ratio of fixed rate debt to 80% of total outstanding debt.

Based on limitations as a result of our debt covenants at June 28, 2004, we had no significant borrowing capabilities under any of our debt agreements.  We believe, however, that our current cash resources, our line of credit, expected cash flows from operations, and cash received from the sale of assets, if any, will be sufficient to fund our planned development during the remainder of 2004.  We may need to obtain capital to fund additional growth beyond 2004.  Potential sources of such capital include bank financing, strategic alliances, sales of certain assets, and additional offerings of our equity or debt securities.  We cannot provide assurance that such capital will be available from these or other potential sources.

We lease all of our restaurants with terms ranging from 10 to 20 years, with various renewal options of 10-20 years.  Our future debt, lease, and purchase obligations are summarized by year as follows (in thousands):

Contractual Obligations and Commitments:

	Total	Less than one year	One to three years	Three to five years	Greater than five years
Debt Maturities	$49,354	$3,736	$8,285	$9,753	$27,580
Minimum Lease Commitments	126,692	11,855	23,050	21,435	70,352
Purchase Commitments	2,400	2,400	—	—	—
Total	$178,446	$17,991	$31,335	$31,188	$97,932

Minimum lease commitments represent operating leases on our restaurant locations. We have no other off-balance sheet financings. A default under a lease agreement could result in damages or the acceleration of amounts due under the lease. Total purchase commitments include construction costs for a restaurant we have contracted to open in 2004

We believe that our current resources and expected cash flows from operations will be sufficient to fund our capital needs and debt maturities during the next 12 months.

Not included in the above amounts are new restaurant development capital commitments to build 16 new T.G.I. Friday’s restaurants through 2009.  Although the cost to build can vary greatly depending on many factors and financing scenarios, at an estimated $2.5 million for each new location our future capital commitments under our development agreements are estimated as follows:

2004	$2.5 million
2005	$5.0 million
2006	$7.5 million
2007	$7.5 million
2008	$7.5 million
2009	$10.0 million

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 28, 2004, we were participating in two derivative financial instruments for which fair value disclosure is required under Statement of Financial Accounting Standards No. 133.  The fair value liability of the interest rate swap agreements decreased to $1,664,710 using “hedge accounting” per SFAS No. 133.

During the quarter ended June 28, 2004, we terminated a third interest rate swap agreement resulting in a gain of approximately $178,000.  The gain was recorded as a reduction in interest expense during the quarter ended June 28, 2004.

Our market risk exposure is limited to interest rate risk associated with our credit instruments.  We incur interest on loans made at variable interest rates in the range of 2.75% to 3.35% over “30-Day LIBOR” rates.  On June 28, 2004, we had outstanding borrowings on these loans of approximately $30,353,000.  Our net interest expense for the three- and six-month periods ended June 28, 2004 was $800,000 and $1,774,000, respectively, a one percent variation in any of the variable rates would have increased or decreased our total interest expense by approximately $75,000 and $150,000, respectively for the three- and six-month periods ended June 28, 2004.

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

During the six month period covered by this report, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 8, 2004.  There were three proposals up for approval.  The results of voting are as follows:

1)  The election of the entire Board of Directors:

Nominees	Votes In Favor	Votes Withheld

John F. Antioco	13,492,251	203,262
William G. Shrader	13,559,981	135,532
Bart A. Brown, Jr.	12,979,971	715,542
John C. Metz	13,402,961	292,552
Wanda Williams	13,408,471	287,042
Kenda B. Gonzales	13,645,556	49,957
Sergio Zyman	13,491,046	204,467

2)  The ratification of the appointment of Mayer Hoffman McCann P.C. as our independent auditors for the fiscal year ending December 27, 2004:

Votes in Favor	Votes Against	Abstain
13,660,176	19,778	15,559

3) Approval of an Amendment to our Restated Certificate of Incorporation to change our name to Main Street Restaurant Group, Inc:

Votes in Favor	Votes Against	Abstain
13,585,181	100,525	9,807

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

(b)         Reports on Form 8-K

(1)                                  Report on Form 8-K dated April 29, 2004 furnishing Item 12 Results of Operations and Financial Condition disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Restaurant Group, Inc.

Dated: August 10, 2004	/s/ William G. Shrader
William G. Shrader
President and Chief Executive Officer

Dated: August 10, 2004	/s/ Michael Garnreiter
Michael Garnreiter
Executive Vice President, Chief Financial Officer,
and Treasurer