Form 10-Q
period 2004-09-27
MAIN STREET RESTAURANT GROUP, INC.
filed 2004-11-10
CIK 847466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2004

Commission File Number: 000-18668

MAIN STREET RESTAURANT GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	11-948370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

Number of shares of common stock, $.001 par value, of registrant outstanding at November 8, 2004: 14,642,000

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Data)

	September 27,	December 29,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,139	$4,600
Accounts receivable, net	1,080	1,494
Inventories	2,636	2,762
Prepaid expenses	833	971
Total current assets	8,688	9,827
Property and equipment, net	68,305	68,129
Other assets, net	2,054	2,218
Notes receivable, net	1,198	1,657
Goodwill	21,685	21,685
Franchise fees, net	1,899	1,999
Purchased franchise territories, net	665	692
Total assets	$104,494	$106,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,914	$3,815
Accounts payable	5,217	6,408
Other accrued liabilities	17,956	16,577
Total current liabilities	27,087	26,800
Long-term debt, net of current portion	43,823	47,869
Other liabilities and deferred credits	2,328	2,441
Total liabilities	73,238	77,110

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized; no shares issued and outstanding in 2004 and 2003	—	—
Common stock, $.001 par value, 25,000,000 shares authorized; 14,642,000 and 14,142,000 shares issued and outstanding in 2004 and 2003, respectively	15	15
Additional paid-in capital	54,927	54,927
Accumulated deficit	(21,584)	(23,792)
Accumulated other comprehensive loss	(2,102)	(2,053)
Total stockholders’ equity	31,256	29,097
Total liabilities and stockholders’ equity	$104,494	$106,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	(unaudited)
	September 27,	September 29,
	2004	2003

Revenue	$54,845	$54,173

Restaurant operating expenses
Cost of sales	14,197	14,334
Payroll and benefits	16,862	17,216
Depreciation and amortization	2,176	2,051
Other operating expenses	17,737	17,681
Total restaurant operating expenses	50,972	51,282

Depreciation and amortization of intangible assets	189	137
General and administrative expenses	2,249	2,246
Preopening expenses	195	129
New manager training expenses	41	12
Impairment charges and other	—	2,810

Operating income (loss)	1,199	(2,443)

Gain from sale of assets	—	3,831
Interest expense and other, net	973	1,152

Net income before income tax	226	236

Income tax expense	62	—

Net income	$164	$236

Basic earnings per share	$0.01	$0.02

Diluted earnings per share	$0.01	$0.02

Weighted average number of shares outstanding
— Basic	14,642	14,142

Weighted average number of shares outstanding
— Diluted	14,643	14,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Nine Months Ended
	(unaudited)
	September 27,	September 29,
	2004	2003

Revenue	$170,533	$171,869

Restaurant operating expenses
Cost of sales	44,745	46,080
Payroll and benefits	52,920	53,568
Depreciation and amortization	6,439	6,319
Other operating expenses	53,647	52,897
Total restaurant operating expenses	157,751	158,864

Depreciation and amortization of intangible assets	538	434
General and administrative expenses	6,917	6,607
Preopening expenses	218	651
New manager training expenses	41	177
Impairment charges and other	—	2,837

Operating income	5,068	2,299
Gain from sale of assets	—	3,831
Interest expense and other, net	2,747	3,276

Net income before income tax	2,321	2,854

Income tax expense	112	—

Net income	$2,209	$2,854

Basic earnings per share	$0.15	$0.20

Diluted earnings per share	$0.15	$0.20

Weighted average number of shares outstanding
— Basic	14,642	14,142

Weighted average number of shares outstanding
— Diluted	14,687	14,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended
	(unaudited)
	September 27,	September 29,
	2004	2003
OPERATING ACTIVITIES:
Net income	$2,209	$2,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,977	6,753
Amortization of note receivable discount	(41)	—
Impairment charges and other	—	2,837
Gain on settlement of interest rate swap	(178)	—
Gain on sale of assets	—	(3,831)
Changes in assets and liabilities:
Accounts receivable, net	414	477
Inventories	126	142
Prepaid expenses	138	204
Other assets, net	30	113
Accounts payable	(1,191)	(3,834)
Other accrued liabilities and deferred credits	1,216	(1,459)
Cash provided by operating activities	9,700	4,256

INVESTING ACTIVITIES:
Additions to property and equipment	(6,892)	(6,173)
Cash received on note receivable	500	—
Cash received from sale of assets	—	3,773
Cash paid to acquire franchise rights	—	(50)
Cash used in investing activities	(6,392)	(2,450)

FINANCING ACTIVITIES:
Cash proceeds received on settlement of interest rate swap	178	—
Principal payments on long-term debt	(3,947)	(2,742)
Cash used in financing activities	(3,769)	(2,742)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(461)	(936)
CASH AND CASH EQUIVALENTS, BEGINNING	4,600	5,621
CASH AND CASH EQUIVALENTS, ENDING	$4,139	$4,685

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$59	$—
Cash paid during the period for interest	$2,860	$3,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIN STREET RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

September 27, 2004

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

We operate on fiscal quarters of 13 weeks.   The results of operations for the nine months ended September 27, 2004, are not necessarily indicative of the results to be expected for a full year.

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

Had compensation cost for stock options awarded under these plans been determined consistent with SFAS No. 123, our net income (loss) and earnings (loss) per share would have reflected the following pro forma amounts (amounts in thousands except for per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2004	September 29, 2003	September 27, 2004	September 29, 2003
Net Income (Loss):
As Reported	$164	$236	$2,209	$2,854
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	122	252	576	732
Pro forma	$42	$(16)	$1,633	$2,122
Basic Earnings Per Share:
As Reported	$0.01	$0.02	$0.15	$0.20
Pro forma	$0.00	$0.00	$0.11	$0.15
Diluted Earnings Per Share:
As Reported	$0.01	$0.02	$0.15	$0.20
Pro forma	$0.00	$0.00	$0.11	$0.15
Weighted average shares used in computation:
Basic	14,642	14,142	14,642	14,142
Diluted	14,643	14,169	14,687	14,142

For options granted during fiscal 2004 and 2003, the weighted average fair value at the date of grant for options granted was estimated using the Black-Scholes pricing model with the following assumptions:

Assumptions:	2004	2003
Weighted average risk-free interest rate	3.06%	3.15%
Weighted average volatility	48.41%	64.00%
Expected life	3 years	4 years
Dividends	None	None

3.  Income Taxes

We did not record a federal income tax provision for the nine months ended September 27, 2004 or September 29, 2003 due to the utilization of net operating loss and tax credit carryforwards.  We recorded approximately $50,000 in Federal alternative minimum tax related to 2005 and approximately $62,000 in state and local income tax expense.

4. Credit Facility

In December 2003, we entered into a $2.5 million one-year revolving line of credit with a bank.  At September 27, 2004, we had no outstanding amounts on this line.  However, this bank has issued a letter of credit (LOC) in the amount of $1.9 million to provide security under our 2004 worker’s compensation insurance program.  The amount available for borrowing under the line of credit is limited by the amount of the LOC.

5.  Comprehensive Income (Loss)

Our comprehensive income (loss) consists of net income and adjustments to derivative financial instruments.  The components of other comprehensive income (loss) are as follows (in thousands):

	Nine Months Ended
	September 27, 2004	September 29, 2003

Net income	$2,209	$2,854
Change in fair value of interest rate swaps	(49)	225
Comprehensive income	$2,160	$3,079

6.  Earnings per Share

The following table sets forth basic and diluted earnings per share, or EPS, computations for the three and nine months ended September 27, 2004, and September 29, 2003 (in thousands, except per share amounts):

	Three Months Ended
	September 27, 2004			September 29, 2003
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$164	14,642	$0.01	$236	14,142	$0.02
Effect of stock options and warrants	—	1	—	—	27	—
Diluted	$164	14,643	$0.01	$236	14,169	$0.02

	Nine Months Ended
	September 27, 2004			September 29, 2003
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$2,209	14,642	$0.15	$2,854	14,142	$0.20
Effect of stock options and warrants	—	45	—	—	—	—
Diluted	$2,209	14,687	$0.15	$2,854	14,142	$0.20

For the three and nine months ended September 27, 2004, approximately 3,617,000 and 2,581,000, respectively, of our outstanding stock options were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.  For the three and nine months ended September 29, 2003, approximately 3,243,000 and 3,773,000, respectively, of our outstanding stock options and warrants were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.  All of our outstanding warrants (231,277 shares) expired in March 2004.

7.  Commitments and Contingencies

We have been served with two lawsuits filed on behalf of current employees, seeking damages, under California law, for both missed breaks and missed meal breaks the employees allege they did not receive.  These lawsuits seek to establish a class action relating to our California operations.  We are vigorously defending these lawsuits, both on the merits of the employees’ case and the issues relating to class action status.  We are unable to predict the outcome of these matters and, therefore, the financial statements do not reflect any adjustments for the impact of an unfavorable outcome.

The state of California has an ongoing sales tax audit of our restaurants and determined that the 15% gratuity added to checks for parties of eight or more is a mandatory charge and should have been subject to sales tax, and as such, had initially assessed taxes, interest and related penalties of approximately $900,000.   In September 2004, we were notified by the California State Board of Equalization that our assessment (including interest and penalties) was reduced to $484,000 as a result of additional information.  We have vigorously contested this assessment on the basis that the charge is an optional gratuity and is given to the server.  The first of various appeal conferences was held on November 13, 2003.  In February 2004, we were notified that our appeal was denied by the appeals officer.  We are in the process of preparing a second appeal to the full slate of California Franchise Tax Board.  We are unable to predict the outcome of this proceeding and, therefore, the accompanying condensed consolidated financial statements do not reflect any adjustment for the impact of an unfavorable outcome.

We are engaged in preliminary discussions regarding the cancellation of leases and restaurant closures of two Bamboo Club locations and the cancellation of a lease commitment where we have not yet built a restaurant.  These discussions may result in future additional liability or asset impairments related to these three locations.  We are unable to predict, at this time, the outcome of these discussions or the amount of additional write-offs, if any, to be recorded.

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

Overview

On September 27, 2004, we owned and managed 53 T.G.I. Friday’s restaurants (although we closed one T.G.I. Friday’s in October 2004), owned 13 Bamboo Club-Asian Bistro restaurants, and owned four Redfish Seafood Grill and Bar restaurants.  In addition, we own and operate one Alice Cooper’stown restaurant in Cleveland, Ohio, pursuant to a license agreement we entered into with Celebrity Restaurants, L.L.C., the owner of the exclusive rights to operate Alice Cooper’stown restaurants and which operates one such restaurant in Phoenix, Arizona.

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

During the period ended September 27, 2004, we opened one new Bamboo Club-Asian Bistro in Fairfax, Virginia.  We have one additional lease covering a Bamboo Club location not yet built.  We are currently engaged in negotiations to cancel or modify this lease.  No amounts have been recorded in connection with the possible lease cancellation for this location.

We will begin construction of one new T.G.I. Friday’s during the fourth quarter 2004, scheduled for opening in early 2005, and plan to construct and open two or three additional T.G.I. Friday’s during 2005.  Of these four new T.G.I. Friday’s locations, two leases have been signed and two are in the process of being negotiated.  On October 25, 2004 we closed one T.G.I. Friday’s restaurant located in Oakland, California.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

	Three Months Ended		Nine Months Ended
	September 27, 2004	September 29, 2003	September 27, 2004	September 29, 2003

Revenue	100.0%	100.0%	100.0%	100.0%

Restaurant Operating Expenses:
Cost of sales	25.9	26.5	26.2	26.8
Payroll and benefits	30.7	31.8	31.0	31.2
Depreciation and amortization	4.0	3.8	3.8	3.7
Other operating expenses	32.3	32.6	31.5	30.7
Total restaurant operating expenses	92.9	94.7	92.5	92.4

Other Operating Expenses:
Depreciation and amortization of intangible assets	0.3	0.3	0.3	0.3
General and administrative expenses	4.1	4.1	4.1	3.8
Pre-opening expenses	0.4	0.2	0.1	0.4
New manager training expenses	0.1	—	—	0.1
Impairment charges and other	—	5.2	—	1.7
Operating income (loss)	2.2	(4.5)	3.0	1.3
Gain from sale of assets	—	(7.0)	—	(2.3)
Interest expense and other, net	1.8	2.1	1.6	1.9
Net income before income taxes	0.4	0.4	1.4	1.7

Income taxes	0.1	—	0.1	—
Net income	0.3%	0.4%	1.3%	1.3%

Three and nine months ended September 27, 2004 compared with three and nine months ended September 29, 2003

Revenues are exclusively derived from the sales of food and beverages at our restaurants.   Revenues for the three months ended September 27, 2004, increased by 1.1% to $54.8 million compared to $54.2 million for the comparable quarter in 2003.  Revenues for the nine months ended September 27, 2004, decreased by 0.7% to $170.5 million compared to $171.9 million for the comparable quarter in 2003.  Although we experienced revenue increases from the three new restaurants opened since the period ended September 29, 2003, these increases were somewhat offset by lost revenue from our Florida locations as a result of the disruption caused by the four hurricanes during September 2004.  Same-store sales increased 1.3% for the quarter ended September 27, 2004 compared to an increase of 2.3% for the comparable quarter in 2003.  For the nine months ended September 27, 2004, we had a same-store sales increase of 1.7% compared to an increase of 0.9% in the comparable period in 2003.   The same-store sales increase for the nine-month periods primarily related to a 1%-2% price increase implemented at the beginning of each year.

Cost of sales includes the cost of food and beverages and as a percentage of revenue decreased to 25.9% for the three months ended September 27, 2004, from 26.5% for the comparable quarter in 2003.  For the nine months ended

September 27, 2004, cost of sales as a percentage of revenue decreased to 26.2% from 26.8% for the comparable period in 2003.  The decrease in cost of sales from the comparable periods in 2003 was primarily the result of stronger supply chain buying efforts and negotiated contracting, and decreases in commodity prices for seafood. Our current contracts generally run through the end of the year and renewals are currently under discussion. These decreases were also attributable to promotional driven product mix changes in effect during the three and nine months ended September 27, 2004, compared to the same periods in 2003.  Additionally, during the quarter ended September 27, 2004, we recognized approximately $93,000 in additional earned incentives related to our new five-year contract with our soft drink beverage supplier.

Payroll and benefit costs consist of restaurant management salaries, hourly payroll expenses, and other payroll related benefits, including employee healthcare.  Payroll and benefits expenses decreased as a percentage of revenue to 30.7% for the three months ended September 27, 2004, from 31.8% for the comparable quarter in 2003.  For the nine months ended September 27, 2004, payroll and benefits expenses decreased as a percentage of revenue to 31.0% from 31.2% for the comparable period in 2003.  During the periods ended September 27, 2004, we experienced increases in benefit costs related to a substantial increase in California’s State Unemployment rate during 2004 (which was an across the board increase and was not related to our claims experience).  Additionally, we experienced increases in labor costs related to the recently opened Bamboo Club- Asian Bistro in Fairfax, Virginia (labor costs of new restaurants are higher during the initial four to six months of operation). However, these increases were more than offset by a reduction in group health costs related to a policy change in effect since the third quarter of 2003.

Depreciation and amortization expense included in income from restaurant operations is comprised of depreciation of restaurant property and equipment and amortization of franchise fees and liquor licenses.  Depreciation and amortization expense as a percentage of revenue increased to 4.0% for the three months ended September 27, 2004 from 3.8% for the comparable quarter in 2003.  For the nine months ended September 27, 2004, depreciation and amortization expense increased to 3.8% from 3.7% for the comparable period in 2003.  The increases were the result of regular asset acquisitions combined with accelerated depreciation related to a T.G.I. Friday’s that was closed in October 2004.  These increases were partially offset by a reduction in depreciation related to asset impairments recorded since the period ended September 29, 2003.

Other operating expenses include various restaurant-level costs such as occupancy costs (rent, taxes and CAM), utilities, marketing costs and general liability and workers’ compensation costs.  Other operating expenses decreased as a percentage of revenue to 32.3% for the three months ended September 27, 2004, from 32.6% for the comparable quarter in 2003.  For the nine months ended September 27, 2004, other operating expenses increased to 31.5% from 30.8% for the comparable period in 2003.  The increased costs were principally due to higher marketing fees, which were 3.5% of sales in 2004 versus 3.2% of sales in 2003, paid to Carlson’s Restaurants Worldwide for the national T.G.I. Friday’s advertising campaign, offset in the three months ended September 27, 2004 by slightly lower utilities and workers’ compensation costs as a result of improved claims experience.

Depreciation and amortization of intangibles is comprised of depreciation of corporate property and equipment and amortization of bank financing fees and purchased franchise territories, as applicable.  For the both the three- and nine-month periods ended September 27, 2004 and September 29, 2003, depreciation and amortization remained constant at 0.3% of revenue.

General and administrative expenses are costs associated with corporate and administrative functions that support new restaurant development and restaurant operations, and provide administrative infrastructure.  These costs consist primarily of management and staff salaries, employee benefits, travel, legal and professional fees, and technology support.  For the three months ended September 27, 2004, general and administrative expenses remained constant with last year’s quarter at 4.1% of revenue.  For the nine months ended September 27, 2004, general and administrative expenses increased as a percentage of revenue to 4.1% from 3.8% for the comparable period in 2003.  The increases for the nine-month period were primarily related to increases in travel, training and education, legal expenses and technology related support costs over the prior year.  During the third quarter ended September 27, 2004, we recorded approximately $250,000 in severance and outplacement services charges in connection with our corporate restructuring where approximately 10 employees were terminated.  The impact of these reductions in salaries and benefits related to the terminations was offset by the severance expense recorded during the quarter ended September 27, 2004.  Additionally, we have incurred higher costs related to compliance with the Sarbanes-Oxley Act and related new SEC regulations during the period ended September 27, 2004, and anticipate additional expense during the fourth quarter and into 2005.

Preopening expenses are costs incurred prior to opening a new restaurant and consist primarily of manager salaries and relocation and training costs.  Historically, we have experienced variability in the amount and percentage of revenues attributable to preopening expenses.  We typically incur the most significant portion of preopening expenses associated with a given restaurant in the two months immediately preceding opening and in the month the restaurant opens. Preopening expenses as a percentage of revenue increased to 0.4% for the three months ended September 27, 2004, from 0.2% for the comparable quarter in 2003.  For the nine months ended September 27, 2004, preopening expenses decreased to 0.1% of revenue from 0.4% for the comparable period in 2003.  These changes were the result of the timing and number of restaurant openings in 2004 compared to 2003.

New manager training expenses are those costs incurred in training newly hired or promoted managers for new restaurants.  Changes over last year were the result of the timing and number of restaurant openings in 2004 compared to 2003.

Interest expense decreased by $179,000 to 1.8% of revenue for the three months ended September 27, 2004, from 2.1% for the comparable quarter in 2003. For the nine months ended September 27, 2004, interest expense decreased as a percentage of revenue to 1.6% from 1.9% for the comparable period in 2003.  The interest expense decrease was attributable to slightly lower overall interest rates and a lower level of debt.  The decrease for the nine-month period was also attributable to a gain recorded as a reduction in interest expense of $178,000 during the second quarter of 2004 related to the termination of one of our interest rate swaps.

We did not record a Federal income tax provision during the period ended September 27, 2004 or the comparable quarter in 2003 due to the utilization of operating loss and tax credit carryforwards.  We recorded approximately $50,000 Federal alternative minimum tax related to 2005 and approximately $62,000 in state and local income tax expense.

Liquidity and Capital Resources

Our current liabilities exceed our current assets due in part to cash expended on our development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days.  At September 27, 2004, we had a working capital deficit of approximately $18,399,000 and a cash balance of $4,139,000 compared to a working capital deficit of $16,973,000 and a cash balance of $4,600,000 at December 29, 2003.  We believe our cash flow is sufficient to pay our obligations as they come due in the ordinary course.

Net cash flows from operating activities were $9,700,000 for the nine months ended September 27, 2004, compared with $4,256,000 for the comparable period in 2003.

We use cash primarily to fund operations, pay debt principal and interest, and develop and construct new restaurants.  Net cash used in investing activities, which we used primarily to fund property and equipment purchases for new restaurant development, and to fund our technology initiative as well as our maintenance capital (monies invested to improve, upgrade, or replace restaurant equipment and facilities), was $6,892,000 for the nine months ended September 27, 2004, compared with $6,173,000 for the comparable period in 2003.  We opened one new Bamboo Club-Asian Bistro during the period ended September 27, 2004 and will start construction of one new T.G.I. Friday’s in Arizona during the fourth quarter, both of which are being funded from operating cash flow.

Net cash used in financing activities was $3,269,000 for the nine months ended September 27, 2004, compared with net cash used in financing activities of $2,742,000 for the comparable period in 2003.  Financing activities for the nine months ended September 27, 2004 and for the comparable quarter in 2003 consisted primarily of the normal repayment of debt principal.

As of September 27, 2004, we had long-term debt of $47,737,000, including a current portion of $3,914,000.

In December 2003, we entered into a $2.5 million, one-year revolving line of credit with a bank.  At September 27, 2004, we had no outstanding amounts on this line.  However, we have issued a letter of credit (LOC) in the amount of $1.9 million to provide security under our 2004 worker’s compensation insurance program.   The amount available for borrowing under the line of credit is limited by the amount of the LOC.

All of our loan agreements contain various financial covenants that are measured at the end of each quarter.  Primarily, there are two key covenants we must meet.  Several loan agreements incorporate a fixed charge coverage test, which requires us to produce a level of earnings before interest, taxes, depreciation, and amortization and other unusual gains or losses (EBITDA) in excess of principal and interest under our debt obligations during rolling twelve-month periods.  Other loan agreements modify this covenant to include rent expense.  Many of our loan documents also limit the amount of long-term debt we can borrow based on trailing levels of EBITDA.  At September 27, 2004, we met all of the financial covenants for all debt agreements.

From time to time, we may enter into interest rate swap agreements with certain financial institutions for the purpose of adjusting our ratio of fixed rate debt over a certain period of time at varying notional amounts.  At September 27, 2004, there were $20.4 million in net notional amounts of interest rate swap agreements outstanding that carried a weighted average interest rate of 6.0%.  The effective amount of interest we pay on the notional amounts of these swap agreements is calculated using the interest rate of the swap against the notional amount of each swap.  These swaps effectively adjust the ratio of fixed rate debt to 82% of total outstanding debt.

Based on limitations as a result of our debt covenants at September 27, 2004, we had no significant borrowing capabilities under any of our debt agreements.  We believe, however, that our current cash resources, our line of credit, expected cash flows from operations, and cash received from the sale of assets, if any, will be sufficient to fund our planned development during the remainder of 2004.  We may need to obtain capital to fund additional growth beyond 2004.  Potential sources of such capital include bank financing, strategic alliances, sales of certain assets, and additional offerings of our equity or debt securities.  We cannot provide assurance that such capital will be available from these or other potential sources.

We lease all of our restaurants with terms ranging from 10 to 20 years, with various renewal options of 10-20 years.  Our future debt, lease, and purchase obligations are summarized by year as follows (in thousands):

Contractual Obligations and Commitments:

	Total	Less than one year	One to three years	Three to five years	Greater than five years
Debt Maturities	$47,737	$3,914	$8,365	$9,847	$25,611

Minimum Lease Commitments	129,505	12,172	23,555	21,914	71,864

Purchase Commitments	—	—	—	—	—

Total	$177,242	$16,086	$31,920	$31,761	$97,475

Minimum lease commitments represent operating leases on our restaurant locations. We have no other off-balance sheet financings. A default under a lease agreement could result in damages or the acceleration of amounts due under the lease.

We are engaged in preliminary discussions regarding the cancellation of leases and restaurant closures of two Bamboo Club locations and the cancellation of a lease commitment where we have not yet built a restaurant.  These discussions may result in future additional liability or asset impairments related to these three locations.  We are unable to predict, at this time, the outcome of these discussions or the amount of additional write-offs, if any, to be recorded.

We believe that our current resources and expected cash flows from operations will be sufficient to fund our capital needs and debt maturities during the next 12 months.

We are self insured for three major business risks with stop loss and other insurance elements for our workers’ compensation, general liability and health care.  We record our expenses based upon our estimated cost for the year derived from past experience and actuarial data.  Amounts are paid as claims are adjudicated.  We believe our estimated liabilities are adequately recorded and that sufficient cash flow will be available to pay these claims when they become due.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 27, 2004, we were participating in two derivative financial instruments for which fair value disclosure is required under Statement of Financial Accounting Standards No. 133.  The fair value liability of the interest rate swap agreements increased to $2,101,562 using “hedge accounting” per SFAS No. 133.

Our market risk exposure is limited to interest rate risk associated with our credit instruments.  We incur interest on loans made at variable interest rates in the range of 2.75% to 3.35% over “30-Day LIBOR” rates.  On September 27, 2004, we had outstanding borrowings on these loans of approximately $29,130,000.  Our net interest expense for the three- and nine-month periods ended September 27, 2004 was $973,000 and $2,747,000, respectively.  A one percent variation in any of the variable rates would have increased or decreased our total interest expense by approximately $72,000 and $215,000, respectively, for the three- and nine-month periods ended September 27, 2004.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We have been served with two lawsuits filed on behalf of current employees, seeking damages, under California law, for both missed breaks and missed meal breaks the employees allege they did not receive.  These lawsuits seek to establish a class action relating to our California operations.  We are vigorously defending these lawsuits, both on the merits of the employees’ case and the issues relating to class action status.  We are unable to predict the outcome of these matters, and the amounts, if any, that would be recorded upon settlement.

The state of California has an ongoing sales tax audit of our restaurants and determined that the 15% gratuity added to checks for parties of eight or more is a mandatory charge and should have been subject to sales tax, and as such, had initially assessed taxes, interest and related penalties of approximately $900,000.  In September 2004, we were notified by the California State Board of Equalization that our assessment (including interest and penalties) was reduced to $484,000 as a result of additional information.  We have vigorously contested this assessment on the basis that the charge is an optional gratuity and is given to the server.  The first of various appeal conferences was held on November 13, 2003.  In February 2004, we were notified that our appeal was denied by the appeals officer.  We are in the process of preparing a second appeal to the full slate of California Franchise Tax Board.  We are unable to predict the outcome of this proceeding and, therefore, the accompanying condensed consolidated financial statements do not reflect any adjustment for the impact of an unfavorable outcome.

We are engaged in preliminary discussions regarding the cancellation of leases and restaurant closures of two Bamboo Club locations and the cancellation of a lease commitment where we have not yet built a restaurant.  These discussions may result in future additional liability or asset impairments related to these three locations.  We are unable to predict, at this time, the outcome of these discussions or the amount of additional write-offs, if any, to be recorded.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Restaurant Group, Inc.

Dated: November 10, 2004	/s/ William G. Shrader
William G. Shrader
President and Chief Executive Officer

Dated: November 10, 2004	/s/ Michael Garnreiter
Michael Garnreiter Executive Vice President, Chief Financial Officer, and Treasurer