Form 10-K
period 2004-12-27
MAIN STREET RESTAURANT GROUP, INC.
filed 2005-03-08
CIK 847466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 27, 2004	Commission File Number: 0-18668

MAIN STREET RESTAURANT GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	11-2948370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5050 NORTH 40TH STREET
SUITE 200, PHOENIX, ARIZONA	85018
(Address of principal executive offices)	(Zip Code)

(602) 852-9000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐  No  ☒

At June 28, 2004, the last business day of the registrant’s second fiscal quarter, there were outstanding 14,642,000 shares of the registrant’s common stock, $.001 par value.  The aggregate market value of common stock held by nonaffiliates of the registrant (8,414,237 shares) based on the last reported sale price of the common stock as reported on the Nasdaq National Market on June 28, 2004, ($2.05 per share) was $17,249,186.  For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III.

MAIN STREET RESTAURANT GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 27, 2004

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Statement Regarding Forward-Looking Statements

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future.  Forward-looking statements also include statements regarding revenue, margins, expenses, asset impairment charges, and earnings analysis for fiscal 2005 and thereafter; future restaurant operations and new restaurant acquisitions or development or dispositions; the restaurant industry outlook in general; and liquidity and anticipated cash needs and availability.  All forward-looking statements included in this Report are based on information available to us as of the filing date of this Report, and we assume no obligation to update any such forward-looking statements.  Our actual results could differ materially from the forward-looking statements in this Report.  A variety of factors could cause our actual results to differ materially from the forward-looking statements, including the factors discussed in Item 1, “Business – Special Considerations.”

PART I

ITEM 1.     BUSINESS

General Overview

We are the world’s largest franchisee of TGI Friday’s restaurants, currently owning 52 TGI Friday’s restaurants.  In addition, we own and operate 13 Bamboo Club “Asian Bistro” restaurants. We also own four Redfish Seafood Grill and Bar restaurants and operate an Alice Cooper’stown restaurant in Cleveland, Ohio, pursuant to a license agreement with Celebrity Restaurants, L.L.C., the owner of the exclusive rights to operate Alice Cooper’stown restaurants. Our sales in 2004 were approximately $224 million, and we operate in 14 states.

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

•                  Expand our restaurant operations through:

•                  the development of an additional 16 TGI Friday’s restaurants by 2009 in our existing development territories,

•                  the limited development of additional Bamboo Club restaurants in certain key markets in  the United States when our development capital allows, and

•                  the possible acquisition or development of restaurants operating under other restaurant concepts; and

•                  Improve our profitability by continuing to enhance the dining experience of our guests and improving operating efficiency at all of our restaurant brands;

•                  Reduce our long-term debt; and

•                  Sell non-core assets or restaurants in non-core markets.

We may explore opportunities to franchise Bamboo Club and Redfish concepts to third parties in the future.

We were incorporated in December 1988.  On July 15, 2004, we changed our name from Main Street and Main Incorporated to Main Street Restaurant Group, Inc. We maintain our principal executive offices at 5050 North 40th Street, Suite 200, Phoenix, Arizona 85018, and our telephone number is (602) 852-9000.  Our website is located at www.mainandmain.com. Through our website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on

Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission.  We also post on our website the charters of our Audit Committee, Compensation Committee, and Nominations and Governance Committee; our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or NASDAQ regulations.  These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices.  As used in this Report, the terms “we,” “our,” “us,” the  “Company”, our company, and “Main Street” refers to Main Street Restaurant Group, Inc. and its subsidiaries and operating divisions.

Operations

The TGI Friday’s Concept

The TGI Friday’s concept is franchised by TGI Friday’s Inc., a wholly owned subsidiary of Carlson Restaurants Worldwide, Inc., a wholly owned subsidiary of Carlson Companies Inc., which is a diversified company with business interests in the restaurant and hospitality industries.  The first TGI Friday’s restaurant was opened in 1965 in New York City.  TGI Friday’s Inc. and its predecessors have conducted a business since 1972 that is substantially similar to the business currently conducted by its franchisees.  As of December 27, 2004, TGI Friday’s Inc., had 267 franchisor-operated and 492 franchised TGI Friday’s restaurants operating worldwide.  On December 27, 2004, TGI Friday’s Inc. owned 53,016 shares, or approximately 0.036%, of our outstanding common stock.  Holders of our common stock do not have any financial interest in TGI Friday’s Inc., and TGI Friday’s Inc. has no responsibility for the contents of this report.

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

 Our restaurants generally are open seven days a week between the hours of approximately 11:00 a.m. and 1:00 a.m.  We have three locations that have curbside service in Chandler, Arizona, our Desert Ridge location (North Phoenix, Arizona), and Ontario, California. We believe that the design and operational consistency of all TGI Friday’s restaurants enable us to benefit significantly from the name recognition and goodwill associated with TGI Friday’s restaurants.

The TGI Friday’s System

TGI Friday’s restaurants are developed and operated pursuant to a specified system.  TGI Friday’s Inc. maintains detailed standards, specifications, procedures, and operating policies to facilitate the success and consistency of all TGI Friday’s restaurants.  To ensure that the highest degree of quality and service is maintained, each franchisee of TGI Friday’s Inc., including our company, must operate each TGI Friday’s restaurant in strict conformity with these methods, standards, and specifications.  The TGI Friday’s system includes:

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

•                  beef, seafood, and chicken entrees, including Jack Daniel’s®, grill items;

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

Restaurant Layout

Each of our TGI Friday’s restaurants is similar in terms of exterior and interior design.  Each restaurant features a distinctive decor accented by red-and-white striped awnings, brass railings, stained glass, and eclectic memorabilia.  Each restaurant has interior dining areas and bar seating. In 2004, TGI Friday’s rolled out an updated design prototype that modified the exterior and interior designs for TGI Friday’s restaurants. The updated designs provide a more modern look to the TGI Friday’s concept. We plan to use this new design in all of our new restaurant construction and for all of our remodels. TGI Friday’s Inc. has indicated that it will mandate future remodel requirements for all TGI Friday’s restaurants to incorporate these new design features.

Most of our TGI Friday’s restaurants are located in free-standing buildings.  These restaurants normally contain between 5,500 and 9,000 square feet of space and average approximately 7,000 square feet.  Most of our restaurants developed since 2001, however, contain 6,400 to 6,800 square feet of space.  Our TGI Friday’s restaurants contain an average of 60 dining tables, seating an average of 210 guests, and a bar area seating an average of approximately 30 additional guests.

Construction Economics

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

Bamboo Club restaurants are open for lunch and dinner, with hours from 11:00 a.m. to 11:00 p.m. Monday through Thursday, 11:00 a.m. to midnight on Friday and Saturday, and 11:00 a.m. to 10:00 p.m. on Sunday.  The kitchen remains open until 11:00 p.m. Monday through Thursday, until midnight on Friday and Saturday to accommodate guests who prefer to dine late, and until 10:00 p.m. on Sunday.  Bamboo Club restaurants take reservations and can serve large parties or groups.

Menu

Bamboo Club restaurants feature a menu of more than 60 items inspired by the diverse and exotic cuisines found in locations such as Bangkok, Canton, Singapore, Seoul, Hong Kong, Indonesia, Hawaii, Saigon, Thailand, Japan and other Pacific Rim cities and provinces.  Each Bamboo Club restaurant also features a full-service bar that serves a variety of popular drinks and liquors, such as martinis and tropical drinks, as well as traditional mixed beverages, fine wines, and a wide selection of popular Asian and domestic beers.

Menu prices range from $8 to $10 for salads; $3 to $12 for appetizers; and $9 to $19 for entrees. Alcoholic beverage sales account for approximately 23% of total revenue.  Take-out orders represent approximately 4%-5% of total revenue.  In addition, sales through a third-party delivery service in Phoenix, Arizona, represent approximately 5% of total Phoenix revenue.

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

The 13 Bamboo Club restaurants are located in high-traffic retail shopping environments.  Each restaurant contains approximately 6,600 square feet of space in leased facilities, excluding patio areas.  Each of these restaurants features indoor seating and bar area seating for a total of approximately 240 guests, which does not include outdoor patio seating at some locations.

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

We originally acquired two operating Bamboo Club restaurants in Phoenix and Scottsdale, Arizona, and since have opened a total of 11 Bamboo Club restaurants, one each in Wellington, Tampa, and Aventura, Florida; one each in Tempe, Tucson, and Desert Ridge (North Phoenix), Arizona; one in Newport, Kentucky; one in King of Prussia, Pennsylvania; one in Novi (Detroit), Michigan; one in Raleigh/Durham, North Carolina; and one which opened in 2004, in Fairfax, Virginia.

Construction Economics

After opening 11 mall-based Bamboo Club restaurants, our total cost of opening a new mall-based location ranges between $1,350,000 and $2,150,000, exclusive of annual operating expenses.  These costs include approximately (a) $600,000 to $1,300,000, net of a reduction for landlord’s contribution, for building improvements and permits, including liquor licenses, (b) $600,000 to $650,000 for furniture, fixtures, and equipment, and (c) $150,000 to $200,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies.   Our total cost of opening our first free-standing Bamboo Club was approximately $3,000,000, exclusive of annual operating expenses. These costs included approximately (a) $2,250,000 for building improvements and permits, including liquor licenses, (b) $610,000 for furniture, fixtures, and equipment, and (c) $140,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies. These costs were affected by the following factors: (i) this was our first free-standing unit and therefore we had increased design and architects fees, (ii) the site has a balcony for seating, (iii) pre-opening expenses were reduced by virtue of the location being in Phoenix where our company is headquartered, and (iv) delay related costs associated with the construction of this project.

Our Redfish Seafood Grill and Bar Restaurants

Redfish Seafood Grill and Bar restaurants are full-service, casual dining restaurants that feature a broad selection of seafood, steaks, and French Quarter cuisine.  Our four restaurants offer unique, freshly prepared food that is served quickly and efficiently in a fun-filled New Orleans atmosphere.  Each Redfish restaurant’s Voodoo lounge features a unique atmosphere decorated with an eclectic collection of authentic New Orleans artifacts, signs, and antiques.  Some locations have local bands and, occasionally, national touring acts present live rhythm and blues music on weekends.  Redfish restaurants are open for lunch and dinner seven days a week. Hours of operation are usually from 11:00 a.m. until midnight Monday through Thursday and 11:00 a.m. until 1:00 a.m. on weekends.

Menu

We have developed a menu of more than 65 items for our Redfish restaurants.  Signature dishes include blackened redfish, Bourbon Street jambalaya, crab stuffed salmon, and shrimp brochette.  The menu also features a selection of appetizers, including Looziana egg rolls, Maryland-style crab cakes, Captain Morgan® ribs and chicken, and crab and artichoke dip.  Our Redfish menu also features a variety of fresh seafood, steaks, ribs, pastas, fresh seasonal salads, sandwiches, and tempting desserts, such as bananas foster, chocolate bread pudding, and our signature key lime pie.  The spacious Voodoo lounge offers a wide selection of the finest beers on tap, a full wine list, and an extensive specialty drink list.

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

Most of our Redfish restaurants are located in high-traffic urban office environments.  These restaurants contain between 6,000 and 7,300 square feet of space and average approximately 7,000 square feet.  Our Redfish restaurants contain an average of 60 dining tables, seating an average of 250 guests, and a bar area seating an average of approximately 25 additional guests.  We have developed a prototype for use in developing Redfish restaurants in the future.  We constructed two restaurants using this prototype in Scottsdale and Chandler, Arizona. We developed this prototype in order to standardize the construction process and to reduce costs. However, we do not currently plan to build any new Redfish restaurants in the foreseeable future.

Construction Economics

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

Our Alice Cooper’stown Restaurant

The Alice Cooper’stown concept was developed by Celebrity Restaurants, L.L.C. and is rock and roll and sports themed, featuring a connection to Alice Cooper. We own no interest in Celebrity Restaurants, L.L.C., and it owns no interest in us. Celebrity Restaurants operates one Alice Cooper’stown restaurant, which opened in December 1998 in Phoenix, Arizona.  Our Alice Cooper’stown restaurant opened in April 2002 in a location formerly occupied by a Redfish Seafood Grill and Bar restaurant in Cleveland, Ohio. The Cleveland location’s proximity to Jacobs Field, the home of the Cleveland Indians, and the fact that Cleveland is the home of the Rock and Roll Hall of Fame, resulted in our decision to convert the location into an Alice Cooper’stown. Our Alice Cooper’stown restaurant is a full-service, casual dining establishment featuring a wide selection of high-quality, freshly prepared popular foods and beverages, including a number of innovative and distinctive menu items, such as menu items that are sports and rock and roll themed.  In addition, the restaurant sells sports and rock and roll memorabilia. The restaurant features quick, efficient, and friendly table service designed to minimize customer-waiting time and facilitate table turnover.  Our Alice Cooper’stown restaurant benefits significantly from the name recognition of Alice Cooper and the proximity to Jacobs Field, the home of the Cleveland Indians, and the Rock and Roll Hall of Fame.

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

Construction Economics

Our construction costs to convert this location were approximately $400,000, and pre-opening expenses were approximately $191,000.

Future Site Selection All Concepts

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

We have entered into an exclusive, renewable one-year brokerage agreement with Staubach Retail Services-West, LLC, a nationally known commercial brokerage company, to provide us with real estate and site selection consulting services. The individual who managed our account left Staubach and became associated with a commercial brokerage company headquartered in Phoenix, Arizona.  However,  this individual will continue to manage our account through Staubach.

2004 Restaurant Openings and Closures

During 2004, we opened one Bamboo Club “Asian Bistro” restaurant, in Fairfax, Virginia. We did not open any new TGI Friday’s restaurants in 2004. Also during 2004, we elected not to exercise lease renewal options in Salinas and Oakland, California and closed our TGI Friday’s restaurants located in those areas.

2004 Restaurant Openings and Closures

Restaurants	Owned TGI Friday’s	Bamboo Club “Asian Bistro”		Redfish Seafood Grill and Bar	Alice Cooper’stown
December 29, 2003	54	12		4	1
Closed/Sold/Terminated	(2)	—		—	—
Opened	—	1		—	—
December 27, 2004	52	13	*	4	1

* Subsequent to the year ended December 27, 2004, we completed negotiations and entered into an agreement with the landlord of the Bamboo Club in Aventura, Florida to terminate the lease and close this restaurant on February 24, 2005.  Additionally, we completed negotiations and entered into an agreement with the landlord of the Bamboo Club in Newport, Kentucky to terminate the lease and close this restaurant on May 31, 2005.

Current Restaurants

The following table sets forth information relating to each restaurant we owned as of March 1, 2005.

Location	Square Footage	Seating Capacity	In Operation Since	Operated by Our Company Since
Acquired TGI Friday’s Restaurants
Phoenix, Arizona	9,396	298	1985	1990
Mesa, Arizona	9,396	298	1985	1990
Tucson, Arizona	7,798	290	1982	1990
Las Vegas, Nevada	9,194	298	1982	1990
Overland Park, Kansas	6,000	220	1992	1993
San Diego, California	8,002	234	1979	1993
Costa Mesa, California	8,345	232	1980	1993
Woodland Hills, California	8,358	283	1980	1993
Valencia, California	6,500	232	1993	1993
Torrance, California	8,923	237	1982	1993
La Jolla, California	9,396	225	1984	1993
Palm Desert, California	9,194	235	1983	1993
West Covina, California	9,396	232	1984	1993
North Orange, California	9,194	213	1983	1993

Location	Square Footage	Seating Capacity	In Operation Since	Operated by Our Company Since
Ontario, California	5,700	190	1993	1993
Laguna Niguel, California	6,730	205	1990	1993
San Bernardino, California	9,396	236	1986	1993
Brea, California	6,500	195	1991	1993
Riverside, California	6,500	172	1991	1993
Pleasanton, California	8,000	255	1995	1998
Fresno, California	5,950	230	1978	1998

Developed TGI Friday’s Restaurants
Glendale, Arizona	5,200	230	1993	1993
Albuquerque, New Mexico	5,975	270	1993	1993
Reno, Nevada	6,500	263	1994	1994
Oxnard, California	6,500	252	1994	1994
Carmel Mountain, California	6,500	252	1995	1995
Rancho Santa Margarita, California	6,548	252	1995	1995
Cerritos, California	6,250	223	1996	1996
Las Vegas, Nevada	6,700	251	1997	1997
Superstition Springs (Mesa), Arizona	6,250	240	1998	1998
Puente Hills, California	5,800	272	1999	1999
San Diego, California	6,800	277	1999	1999
Independence, Missouri	5,800	240	1999	1999
Rancho San Diego, California	5,800	240	1999	1999
Yorba Linda, California	5,800	240	1999	1999
Simi Valley, California	5,800	240	1999	1999
Tucson, Arizona	5,800	240	1999	1999
Henderson, Nevada	5,800	240	1999	1999
Carlsbad, California	8,146	302	1999	1999
Temecula, California	6,400	278	1999	1999
Chandler, Arizona	6,000	240	1999	1999
Goodyear, Arizona	6,000	207	2000	2000
Shawnee, Kansas	6,400	245	2000	2000
Thousand Oaks, California	6,400	249	2000	2000
Union City – San Francisco, California	6,400	240	2000	2000
Leawood, Kansas	7,248	240	2000	2000
N. Long Beach, California	7,177	291	2000	2000
Scottsdale, Arizona	7,100	263	2000	2000
Albuquerque West, New Mexico	6,426	241	2001	2001
Porter Ranch, California	6,426	245	2001	2001
Chandler Arizona	6,800	322	2002	2002
Desert Ridge Mall (Phoenix), Arizona	6,573	292	2003	2003

Acquired Redfish Restaurants
Chicago, Illinois	6,200	214	1996	1997
Cincinnati, Ohio	7,133	239	1997	1997

Developed Redfish Restaurants
Scottsdale, Arizona	7,285	218	2001	2001

Location	Square Footage	Seating Capacity	In Operation Since	Operated by Our Company Since
Chandler, Arizona	7,216	334	2002	2002

Acquired Bamboo Club Restaurants
Phoenix, Arizona	5,400	200	1995	2000
Scottsdale, Arizona	5,400	200	1997	2000

Developed Bamboo Club Restaurants
Tampa, Florida	8,100	235	2001	2001
West Palm Beach, Florida	6,317	180	2001	2001
Tempe, Arizona	6,400	210	2001	2001
Tucson, Arizona	6,422	277	2002	2002
(a)Newport, Kentucky	6,735	236	2002	2002
King of Prussia, Pennsylvania	7,391	243	2002	2002
Novi, Michigan	6,941	291	2003	2003
Desert Ridge Mall (Phoenix), Arizona	7,000	293	2003	2003
Raleigh/Durham, North Carolina	7,217	271	2003	2003
Fairfax, Virginia	6,294	198	2004	2004

(a) Expected to close on May 31, 2005

Developed Cooper’stown Restaurant
Cleveland, Ohio	11,160	356	2002	2002

Restaurants by State

State	TGI Friday’s	Bamboo Club	Redfish	Cooper’stown
California	31	—	—	—
Arizona	11	5	2	1
Nevada	4	—	—	—
Florida	—	3	—	—
New Mexico	4	—	—	—
Kansas	3	—	—	—
Missouri	1	—	—	—
Ohio	1	—	—	1
Illinois	—	—	1	—
Kentucky	—	1	—	—
Pennsylvania	—	1	—	—
North Carolina	—	1	—	—
Virginia	—	1	—	—
Michigan	—	1	—	—
Total	52	13	4	1

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

We also maintain quality assurance procedures designed to assure compliance with the high quality of products and services mandated by our company and, for our TGI Friday’s restaurants, by TGI Friday’s Inc. We respond to and investigate inquiries and complaints, initiate on-site resolution of deficiencies, and consult with each restaurant’s staff to assure that proper action is taken to correct any deficiency.  Our personnel, and the third-party quality assurance professionals that we occasionally retain, make unannounced visits to restaurants to evaluate the facilities, products, and services.  We believe that our quality review program and executive oversight enhance restaurant operations, reduce operating costs, improve customer satisfaction, and facilitate the highest level of compliance with the TGI Friday’s system.

We maintain a zero tolerance policy for discrimination of any type towards both our employees and customers and, to this end, constantly enforce this policy through our training of new employees, our policy and training manuals, and periodic re-enforcement programs.

Restaurant Management

Our TGI Friday’s regional and restaurant management personnel are responsible for complying with TGI Friday’s Inc.’s and our operational standards.  Our Executive Vice President of Operations is responsible for the operation of all of our brands.  In our TGI Friday’s and Redfish divisions, assisting our Executive Vice President, we have a Vice President of Operations for TGI Friday’s and Redfish restaurants. Assisting this position we have two Senior Regional Managers and four Regional Managers, who are each responsible for between eight and 11 of our restaurants within their region.  We have one Director of Operations who is responsible for the Alice Cooper’stown restaurant. This individual has signed an agreement wherein he purchased a net profit participation in this operation equal to 20% of a defined level of profits over a certain earnings before interest, taxes, depreciation, and amortization (EBITDA) as defined.

We have a Director of Operations and two Regional Managers for the Bamboo Club “Asian Bistro” restaurants, one responsible for six restaurants and one responsible for seven restaurants in the manager’s territory, who report to the Director of Operations for Bamboo Club restaurants, who in turn reports to the Executive Vice President of Operations.

The Executive Vice President of Operations reports to our CEO and President, who has the ultimate responsibility for our TGI Friday’s, Redfish, Bamboo Club, and Alice Cooper’stown operations.

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

We have established a program of appointing multi-location senior general managers in geographic areas having locations close enough to each other to support this concept.  We currently have seven multi-location senior general managers. In addition to improving efficiency, this program allows us to promote and compensate key general managers and create a position that improves our ability to retain key employees in our company.

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

Maintenance and Improvement of Restaurants

We maintain our restaurants and all associated fixtures, furnishings, and equipment in conformity with the TGI Friday’s system or standards we have developed for our Bamboo Club and Redfish restaurants.  We also make necessary additions, alterations, repairs, and replacements to our TGI Friday’s restaurants as required by TGI Friday’s Inc., including periodic repainting or replacement of obsolete signs, furnishings, equipment, and decor.  We are required, subject to certain limitations, to modernize our restaurants to the now current standards and specifications reflected in its new prototype design of TGI Friday’s Inc.  In the past few years, we have developed a plan that we refer to as a “pop out” in four of our existing TGI Friday’s restaurants that expands the restaurants by approximately 950 to 1,200 square feet. In 2004, we completed a major renovation in our San Diego (Mission Valley), California, and commenced a renovation in our Palm Desert, California TGI Friday’s restaurants and will complete additional renovations in 2005.

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

  During 2004, we completed the installation of the Aloha Technologies Point of Sales System (POS) and back office systems at all of our restaurants and implemented a new Human Resources and Payroll system using the Lawson ERP system.  Our conversion to the new ERP system for our financial modules (including general ledger, accounts payable, and fixed assets) began in late 2004. We anticipate the ERP implementation will be completed by the middle of 2005. Hosting and support of the new corporate ERP system has been outsourced to netASPx, Inc.

We are in the process of converting the data connection of our restaurants from a frame-relay technology to an Internet-based technology allowing us, among other things, to have a more stream-lined technology communication process including more productive bandwidth and higher speed capacity.  We expect this will more than double the speed of our up and down path of information, enabling more efficient support, quicker communication, faster email access, less down time, and an overall savings as it relates to less time our restaurant managers spend “in the office”.  We recently completed our test phase and are currently in the process of rolling out this new technology to all restaurants.  We expect this project to be completed by the end of our second quarter 2005.

We believe that our management information systems enable us to increase the speed and accuracy of order taking and pricing, better assist guest preferences, efficiently schedule labor to better serve guests, quickly and accurately monitor food and labor costs, assist in product purchasing and product movement analysis, to promptly access financial and operating data, and improve the accuracy and efficiency of store-level information and reporting.

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

Each franchise agreement also requires us to spend at least 4% of gross sales on local marketing and to contribute to a national marketing pool which is administered by TGI Friday’s Inc.  The national marketing pool funds are used to develop national advertising campaigns (creative material) and buy national, spot, and local advertising.  All funds contributed to the national advertising fund are credited against the local advertising requirement.  TGI Friday’s Inc. required us, as well as all other franchisees, to contribute to a marketing fund. The marketing fund contributions were 2.7%, 3.25%, and 3.5% in 2002, 2003, and 2004 respectively.  TGI Friday’s Inc. has increased the marketing fund contributions to 4.0% for 2005.  Marketing fund contributions totaled $6,573,000 during fiscal 2004, $6,153,000 during fiscal 2003, and $5,250,000 during fiscal 2002.

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

Alice Cooper’stown Restaurant

Our in-house marketing department has developed advertising and marketing programs for our Alice Cooper’stown restaurant. We will emphasize the sports and rock and roll connection and feature Alice Cooper.

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

Leasing Activity

The following table summarizes the leasing activity for 2004 which represents negotiated and signed leases but where the restaurant is not yet opened.  Once a restaurant is opened, the lease is removed from this table.

	Friday’s	Bamboo Club		Other Brands
Beginning Balance December 2003	0	2		0
New leases signed	2	0		0
Leases cancelled or terminated	0	0		0
New restaurants opened	0	-1		0
Ending Balance December 2004	2	1	(a)	0

(a) Subsequent to December 27, 2004, we completed negotiations for termination of the lease in Columbus, Ohio, for a one time lease termination fee of $375,000, which was accrued at year end and paid in February 2005.

New Restaurant Openings in 2005

Pursuant to our development agreement with TGI Friday’s Inc. we expect to open three to four new locations in 2005. Our location in Surprise, Arizona (Northwest Phoenix area) will open in the first half of 2005 and the remaining two to three are expected to open in the second half of 2005.

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

Development Agreements

We are a party to two development agreements entered into in early 2004 with TGI Friday’s Inc. one covering Southern California and the other covering Arizona, Nevada, and New Mexico. Our new 2004 development agreements obligate us to open at least 16 new TGI Friday’s restaurants through 2009. In the past, we were unable to meet the terms of development agreements with TGI Friday’s Inc.  In each instance, TGI Friday’s Inc. waived our non-compliance. Each development agreement grants us the right to develop additional TGI Friday’s restaurants in a specified territory and obligates us to develop additional TGI Friday’s restaurants in that territory in accordance with a specified development schedule.  We own the exclusive rights to develop additional TGI Friday’s restaurants in territories encompassing the southern portion of California, and most of the counties in the states of Arizona, Nevada, New Mexico and El Paso, Texas. We plan to develop additional TGI Friday’s restaurants in our existing development territories.

The following table sets forth information regarding our minimum requirements to open new TGI Friday’s restaurants under our current development agreements, as well as the number of existing restaurants in each of our development territories.

Year	Southern California Territory(1)	Southwest Territory(2)	Midwest Territory(3)	Total
2004	—	1	_	1
2005	1	1	—	2
2006	2	1	—	3
2007	2	1	—	3
2008	2	1	—	3
2009	3	1	—	4
Minimum Requirements	10	6	—	16

Existing Restaurants	31	17	4	52

(1)   Consists of Southern California. Agreement expires at the end of 2009.

(2)   Consists of the states of Arizona and Nevada, and most of the state of New Mexico and El Paso, Texas.  Agreement expires at end of 2009.

(3)   Former development territory consisting of metropolitan Kansas City, Kansas and Kansas City, Missouri.  Agreement terminated in first quarter of 2004.

Each development agreement gives TGI Friday’s Inc. certain remedies in the event that we fail to comply in a timely manner with our schedule for restaurant development, if we otherwise default under the development agreement or any franchise agreement relating to a restaurant within that development territory as described above, or if our officers or directors breach the confidentiality or non-compete provisions of the development agreement.  The remedies available to TGI Friday’s Inc. include (a) the termination of our exclusive right to develop restaurants in the related territory; and (b) the termination of the development agreement.  None of these remedies would adversely affect our ability to continue to operate our then-existing TGI Friday’s restaurants.

In 2004, we entered into a Development Incentive agreement with TGI Friday’s Inc. that provides royalty and development cost relief for our California operations, if certain conditions and development performances are met. The amount of such cost relief in 2004 was not material to our financial results.

TGI Friday’s Restaurant Re image and Improvement Program

TGI Friday’s Inc. has developed specific plans and prototype examples of a restaurant remodel and improvement program to enhance the restaurants and brand’s overall appeal and position in the marketplace. TGI Friday’s Inc. has required franchisees to remodel each location as soon as financially practicable.  The cost of remodeling a location can vary greatly, from $150,000 to $600,000, depending on numerous factors, including the age and state of repair of the restaurant, local construction code requirements and changes, the possibility of additional expansion of existing facilities, and compliance with such laws as the Americans with Disabilities Act.

We believe we have 50 restaurants that will require remodeling to one degree or another and have scheduled to complete three in 2005.

Franchise Agreements

We enter into or assume a separate franchise agreement with respect to each TGI Friday’s restaurant that we acquire or develop pursuant to a development agreement.  Each franchise agreement grants us an exclusive license to operate a TGI Friday’s restaurant within a designated geographic area, which generally is a three-mile radius from each restaurant, and obligates us to operate such restaurant in accordance with the requirements and specifications established by TGI Friday’s Inc. relating to food preparation and quality of service as well as general operating procedures, advertising, records maintenance, and protection of trademarks.  The franchise agreements restrict our ability to transfer our interest in our TGI Friday’s restaurants without the consent of TGI Friday’s Inc.

Each franchise agreement requires us to pay TGI Friday’s Inc. an initial franchise fee of $50,000. We currently have entered into an agreement with TGI Friday’s Inc. where we only pay $25,000 for new Southern California franchises, which agreement has a term equal to the Southern California Development Agreement.  In addition, we are obligated to pay TGI Friday’s Inc. a royalty of generally 4% of gross revenue as defined in the franchise agreement for each restaurant, although we have entered into a California Development Incentive Agreement which will reduce a portion of these fees. Royalty expense under these agreements totaled $7,172,000 during fiscal 2004, $7,510,000 during fiscal 2003, and $7,477,000 during fiscal 2002.

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

 We paid approximately $28,000 during 2004, $32,000 during 2003, and $41,000 during 2002 in royalties under this license agreement.

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

In addition, we are subject to the Americans with Disabilities Act of 1990, or ADA, and similar state statutes in California.  The ADA and California statutes may require us to make certain installations in new restaurants or renovations to existing restaurants to meet federally and state mandated requirements.  To our knowledge, we are in compliance in all material respects with all applicable federal, state, and local laws affecting our business, with the exception of renovations to restaurants existing at the time of passage of the ADA and the California statutes.

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

Employees

We employ approximately 6,070 persons of whom approximately 60 are corporate management and staff personnel, 332 are restaurant area directors, managers, or trainees, and 5,677 are employees in non-management restaurant positions.  None of our employees are covered by a collective bargaining agreement with us.  We have never experienced a major work stoppage, strike, or labor dispute.  We consider our relations with our employees to be good.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position
William G. Shrader	57	President, Chief Executive Officer, and Director
Michael Garnreiter	52	Executive Vice President, Treasurer, and Chief Financial Officer
Stuart S. Gee	41	Executive Vice President-Restaurant Operations
Michael J. Herron	63	General Counsel, Vice President, and Secretary
Cynthia A. Ward	44	Vice President-Accounting and Controller
Stephanie Barbini	35	Vice President-Human Resources and Training

William G. (Bill) Shrader has served as our Chief Executive Officer since April 2004 and as our President and a director since June 2001. Prior to that, he was our Chief Operating Officer. Mr. Shrader served as our Executive Vice President and Chief Operating Officer from March 1999 until June 2001.   Mr. Shrader was Senior Vice President of Marketing for Tosco Marketing Company from February 1997 to March 1999.  From August 1992 to February 1997, Mr. Shrader served in several capacities at Circle K Stores, Inc., including President of the Arizona Region, President of the Petroleum Products/Services Division, Vice President of Gasoline Operations, and Vice President of Gasoline Marketing.  Mr. Shrader began his career in 1976 at The Southland Corporation and departed in 1992 as National Director of Gasoline Marketing.

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

Stuart S. Gee has served as our Executive Vice President for Restaurant Operations since November 2004. Prior he was our Senior Vice President-Restaurant Operations-Bamboo Club since July 2003. Mr. Gee worked for Sam Seltzer’s Steakhouse restaurant chain as an operating partner from October 2002 to May 2003. Prior to that, Mr. Gee worked in various capacities for Brinker International-Romano’s Macaroni Grill, the last as Vice President of Operations, from March 1993 to March 2002. Mr. Gee was a general manager for Darden Restaurants-Red Lobster from March 1987 to February 1993.

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

Cynthia A. Ward has served as our Vice President-Accounting since November 2004 and as our Controller since July 2001. Prior to that, she was the Controller for Auer Precision Mfg., Inc. from August 1997 to April 2001. Ms. Ward was Controller for Knight Transportation from March 1995 to August 1997, starting as an Accounting Manager, and was an Accounting Manager for Swift Transportation from January of 1993 to March 1995. In addition, Ms. Ward worked as an auditor for the Office of Auditor General from June 1991 to January 1993. Ms. Ward holds a Bachelor of Science Degree in Accounting from Arizona State University and is a Certified Public Accountant.

Stephanie Barbini has served as our Vice President of Human Resources and Training since September 2002.  Ms. Barbini held a variety of senior level HR positions with Conoco/ Phillips from 1994 to September 2002.  During her eight-year tenure with Conoco/Phillips, she provided strategic human resource support to retail operations, corporate headquarters, petroleum refining and distribution through five separate multi-billion dollar acquisitions. Ms. Barbini holds a BA in Psychology from Oklahoma University and a Master’s in Organizational Psychology from Columbia University.

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

Our franchise agreements with TGI Friday’s Inc. require substantial payments.

Our franchise agreement with TGI Friday’s Inc. for each TGI Friday’s restaurant that we own generally requires us to pay an initial franchise fee of $50,000, although currently the fee is $25,000 in Southern California, pay royalties of generally 4% of the restaurant’s gross sales, although we have entered into a California Development Incentive Agreement which will reduce a portion of these fees, and spend up to 4% of the restaurant’s gross sales on advertising, which may include contributions to a national marketing pool administered by TGI Friday’s Inc.

TGI Friday’s Inc. requires us and its other franchisees to contribute a percentage of gross sales to the national marketing pool, which has been set at 4.0% for 2005. We must pay or accrue these amounts regardless of whether or not our restaurants are profitable.

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

Our development agreements with TGI Friday’s Inc. require us to open additional TGI Friday’s restaurants. We may not be able to secure sufficient restaurant sites that we believe are suitable or we may not be able to develop restaurants on terms and conditions that we consider favorable in order to satisfy the requirements of the development agreements.  The development agreements give TGI Friday’s Inc. certain remedies in the event that we fail to comply with the development schedule in a timely manner or if we breach the confidentiality or non-compete provisions of the development agreements.  These remedies include, under certain circumstances, the right to reduce the number of restaurants we may develop in the related development territory or to terminate our exclusive right to develop restaurants in the related development territory. In the past, we have negotiated waivers from TGI Friday’s Inc. of the obligations we have not fulfilled.  However, we can provide no assurance that we will successfully fulfill these obligations in the future or, if we do not, that we will be able to obtain waivers.

Our assets may become impaired due to changing and adverse economic conditions.

Our assets may become impaired due to changing economic conditions. When we encounter a “triggering” event, decide to close a restaurant, or perform a periodic review of our marginally performing locations (particularly in the fourth quarter of each year), we record appropriate asset impairment charges if necessary.  The amount of impairment charges and the allocation of goodwill, if any, is based upon assessments of current and future economic conditions and their estimated impact on our ability to recover our investment in long-lived assets.  Even in strong economic conditions, there can be conditions or local situations that might require the recording of asset impairment charges.  In 2004, we recorded impairment write-downs and lease termination charges of $1.4 million.  We will continue to perform periodic asset impairment tests and it is likely that we will record future asset impairment charges.

We have significant debt, and we may be unable to continue to meet debt covenants.

We have incurred significant indebtedness in connection with our growth strategy. As of December 27, 2004, we had long-term debt of approximately $46.1 million (including current portion of $3.9 million), and a working capital deficit of $19.7 million.  Our borrowings include financial covenants, which have been amended and revised from time to time, generally based on EBITDA, which limits the amount we can borrow. These debt agreements require us to measure our compliance with financial covenants each fiscal quarter.  If we fail to meet any financial covenants, our lenders could call their loans immediately.  There can be no assurance we will continue to meet these covenants in the future. Currently, the assets of all of our restaurants are pledged directly or indirectly to secure our debt obligations.

Our borrowings involve substantial interest expense.

Our borrowings will result in interest expense of approximately $4.0 million in 2005 and $3.5 million in 2006, based on currently prevailing interest rates and assuming outstanding and contemplated indebtedness is paid in accordance with the existing payment schedules without any prepayments or additional borrowings. Additionally, current interest rates are at historically low levels.  If interest rates were to increase, our interest costs would also increase, since approximately 19% of our debt, after consideration of the impact of our swap agreements, is variable interest rate debt. We must make these interest payments regardless of our operating results.

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

We will need additional capital for expansion, which may or may not be available.

We will need additional funds to develop new restaurants, including funds for construction, tenant improvements, furniture, fixtures, equipment, training of employees, permits, initial franchise fees, and other expenditures.  We have no additional borrowing capacity under our credit agreements. However, we believe our cash flows from operations in 2005 will be sufficient to fund all of our planned capital expansion, which includes opening three or four new restaurants.  However, we will require funds to develop additional TGI Friday’s and Bamboo Club restaurants after 2005 and to pursue any additional restaurant development or restaurant acquisition opportunities that may arise and to comply with our required minimum restaurant openings in accordance with our development agreements with TGI Friday’s Inc.

In the future, we may seek additional equity or debt financing to provide funds so that we can develop or acquire additional restaurants and to pay down debt.  Such financing may not be available or may not be available on satisfactory terms.  If financing is not available on satisfactory terms, we may be unable to satisfy our obligations under our development agreements with TGI Friday’s Inc. or otherwise to expand our restaurant operations.  While debt financing will enable us to add more restaurants than we otherwise would be able to add, debt financing increases expenses and is limited as to availability due to our past financial results, and we must repay the debt regardless of our operating results.  Future equity financings will likely result in dilution to our stockholders, and that dilution could be significant.

We will be subject to the risks associated with franchising operations if we begin franchising the Redfish or Bamboo Club concepts.

We do not have any immediate plans to begin franchising. However, we will be subject to the risks associated with franchising if we begin franchising activities in the future.  If we develop a franchising program, our success as a franchisor will depend upon our ability to develop and implement a successful system of concepts and operating standards and to attract and identify suitable franchisees with adequate business experience and access to sufficient capital to enable them to open and operate restaurants in a manner consistent with our concepts and operating standards. We cannot provide assurance that we would be able to successfully meet these challenges as a franchisor.  In addition, as a franchisor we would be subject to a variety of federal and state laws and regulations, including Federal Trade Commission regulations, governing the offer and sale of franchises. These laws and regulations could result in significant increased expenses and potential liabilities for our company in the event we engage in franchising activities in the future.

We face risks that affect the restaurant industry in general.

A variety of factors over which we have no control may affect the ownership and operation of restaurants.  These factors include adverse changes in national, regional, or local economic or market conditions; increased costs of labor or food products; fuel, utility, and energy and other price increases; competitive factors; the number, density, and location of competitors; and changing demographics, traffic patterns, and consumer tastes, habits, and spending priorities.

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

We face rising insurance costs.

The cost of insurance (workers compensation insurance, general liability insurance, health insurance, and directors and officers liability insurance) has risen significantly in the past few years and is expected to continue to increase in 2005.  In California, we face significantly higher benefits and costs for workers’ compensation claims as compared to other markets. We may be unable to make the improvements in our operations to mitigate the effects of increased frequency and higher costs.

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

We depend upon our senior management.

Our success depends, in large part, upon the services of our senior management.  The immediate loss of the services of any members of our senior management team, without a reasonable period of transition, could have a material adverse effect on our business. We do not maintain any life insurance on these senior executives.

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

The market price of our common stock has been highly volatile.

Historically, the market price of our common stock has been extremely volatile.  In the future, the market price of our common stock may be subject to wide fluctuations as a result of a variety of factors, including the following:

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

Our directors and executive officers currently own or control, directly or indirectly, approximately 6,227,763 shares, or 44.7%, of our outstanding common stock.  These directors and officers also hold options to purchase an aggregate of 2,678,500 shares of common stock at exercise prices ranging from $1.67 to $5.81 per share.  As a result, these persons voting together have significant voting power, including the election of directors and the approval of other corporate matters.

The existence of stock options may adversely affect the terms of future financings.

Stock options to persons other than directors or officers to acquire an aggregate of 632,001 shares of common stock currently are outstanding.  An additional 841,381 shares of common stock have been reserved for issuance upon exercise of options that may be granted under our existing stock option plans.  During the terms of those options, the holders of those securities will have the opportunity to profit from an increase in the market price of our common stock.  The existence of options may adversely affect the terms on which we can obtain additional financing in the future, and the holders of options can be expected to exercise those options at a time when, in all likelihood, we would be able to obtain additional capital by offering shares of common stock on terms more favorable to us than those provided by the exercise of such options.

Sales of large numbers of shares could adversely affect the price of our common stock.

Sales of substantial amounts of common stock in the public market, or even the potential for such sales, could adversely affect prevailing market prices for our common stock and could adversely affect our ability to raise capital.  As of March 1, 2005, there were 14,641,928 shares of our common stock outstanding.  All of these shares are freely transferable without restriction under the securities laws, unless they are held by our “affiliates,” as that term is defined in the securities laws.  Affiliates also are subject to certain of the resale limitations of Rule 144.  Generally, under Rule 144, each person that beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us or one of our affiliates may, every three months, sell in ordinary brokerage transactions or to market makers an amount of shares equal to the greater of 1% of our then-outstanding common stock or the average weekly trading volume for the four weeks prior to the proposed sale of such shares.

We do not anticipate that we will pay dividends.

We have never paid any cash or stock dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future.  We intend to apply any earnings to the expansion and development of our business.  In addition, the terms of our credit facilities limit our ability to pay dividends on our common stock.

ITEM 2.     PROPERTIES

In January 2003, we entered into a 10-year lease renewal and modification agreement for our corporate offices. This agreement increased the size of the existing space, allowing us to combine our three office locations into one contiguous space. This resulted in a reduction in total space leased and provided a reduction in annual rent expense. We believe that the leased space is adequate for our current and reasonably anticipated future needs.

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

We have been served with two lawsuits filed on behalf of current employees, seeking damages, under California law, for both missed breaks and missed meal breaks the employees allege they did not receive. These lawsuits seek to establish a class action relating to our California operations. We intend to vigorously defend these lawsuits, both on the merits of the employees’ cases and the issues relating to class action status.

The state of California initiated a sales tax audit of our restaurants and determined that the optional 15% gratuity added to checks for parties of eight or more should have been subject to sales tax and, as such, has assessed taxes and related penalties of initially approximately $900,000, but which have since been reduced to approximately $484,000.  We have vigorously contested this assessment. The first of various appeal conferences was held on November 13, 2003.  In February 2004, we were notified that our appeal was denied by the appeals officer.  We are in the process of preparing a second appeal to the full state of California Franchise Tax Board. We are unable to predict the outcome of this proceeding.

Other than those proceedings, we are not subject to any pending litigation that we believe will have a material adverse effect on our business, financial condition, results of operations, or liquidity.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.            MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the Nasdaq National Market under the symbol “MAIN”. The following table sets forth the quarterly high and low sales prices of our common stock for the periods indicated as reported by the Nasdaq National Market.

	High	Low
2003
First Quarter	$2.19	$.65
Second Quarter	2.23	.75
Third Quarter	2.69	1.70
Fourth Quarter	3.28	1.65
2004
First Quarter	$4.45	$1.91
Second Quarter	2.79	1.81
Third Quarter	2.11	1.43
Fourth Quarter	1.82	1.20
2005
First Quarter (through March 1, 2005)	$2.30	$2.20

On March 1, 2005, there were 816 holders of record of our common stock and the closing sale price of our common stock on the Nasdaq National Market was $2.28 per share.

We have never declared or paid any cash dividends.  We intend to retain any earnings to fund the growth of our business and do not anticipate paying any cash dividends in the foreseeable future.  In addition, our existing debt obligations limit our ability to pay cash dividends.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for our company for the periods indicated.  The selected consolidated financial data for each of the five fiscal years in the period ended December 27, 2004, has been derived from our consolidated financial statements, as restated, which have been audited by (1) Arthur Andersen LLP, our former independent accountants, for each of the two fiscal years in the period ended December 25, 2000 (not included herein), (2) KPMG, LLP, our former independent accountants, for the fiscal year ended December 31, 2001 (not included herein), and (3) Mayer Hoffman McCann P.C., our current independent accountants, for each of the three fiscal years in the period ended December 27, 2004.

This data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and the notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	Fiscal Years Ended
	(in thousands, except for per share amounts)
	Dec. 27, 2004	Dec. 29, 2003	Dec. 30, 2002	Dec. 31, 2001	Dec. 25, 2000
		(as restated)	(as restated)	(as restated)	(as restated)
Statement of Operations Data:
Revenue	$224,751	$224,494	$220,151	$211,823	$186,542
Restaurant operating expenses: Cost of sales	59,025	60,299	61,270	59,139	53,671
Operating income (loss) (3)	4,747	(1,454)	(3,491)	2,921	7,418
Net income (loss)(1)(2) (3)	$953	$(2,144)	$(8,750)	$(259)	$3,548
Diluted earnings per share:
Net income (loss) (1)(2) (3)	$0.07	$(0.15)	$(0.62)	$(0.01)	$0.33
Weighted average shares outstanding – diluted	14,649	14,179	14,105	14,048	11,117
Balance Sheet Data:
Working capital (deficiency) (3)	$(19,701)	$(17,946)	$(15,822)	$(8,135)	$(7,219)
Total assets	103,172	106,207	112,395	112,462	108,261
Long-term debt, net of current portion	42,232	47,869	51,998	47,232	44,395
Stockholders’ equity (3)	29,285	28,124	28,816	39,686	40,026

(1)   Fiscal 2004, 2003, 2002, and 2000 include a charge of $80,000, $270,000, $46,000, and $16,000 respectively, for early extinguishment of debt.

(2)          Fiscal 2002 includes a full valuation allowance against deferred tax assets.

(3)          Amounts have been adjusted as a result of the restatement discussed in the footnotes to the financial statements.

Quarterly Results of Operations (Unaudited)

The following table presents unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 27, 2004.  We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our consolidated financial statements.  The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Fiscal Quarter Ended
	(In thousands, except per share amounts)
	2004 (as restated)				2003 (as restated)
	Dec. 27	Sept. 27	June 28	Mar. 29	Dec. 29	Sept. 30	June 30	Mar. 31
Revenue	$52,218	$54,845	$56,610	$59,079	$52,625	$54,173	$60,110	$57,586
Cost of sales	14,280	14,197	14,902	15,646	14,219	14,334	15,888	15,858
Income (loss) before income taxes (1)(2)(3)	(1,113)	179	870	1,129	(4,864)	192	1,501	1,027
Net income (loss) (1)(2) (3)	$(1,113)	$117	$820	$1,129	$(4,864)	$192	$1,501	$1,027

Net income (loss) per share before income taxes (1)(2)(3)	$(0.08)	$0.01	$0.06	$0.08	$(0.34)	$0.02	$0.11	$0.07
Net income (loss) per share (1)(2)(3)	$(0.08)	$0.01	$0.06	$0.08	$(0.34)	$0.02	$0.11	$0.07

(1)   Fourth quarter fiscal 2004, 2003, and 2002 include asset impairment charges and other and estimated lease termination fees of $1,385,000, $3,069,000, and $6,337,000, respectively, including an allocation of goodwill in fiscal 2003 and 2002 of $455,000 and $860,000, respectively.

(2)   Third quarter fiscal 2003 and 2002 include asset impairment charges and other of $2,460,000 and $1,206,000, respectively, and a write-down in the value of land held for sale of $350,000 and $400,000, respectively.

(3)   Amounts have been adjusted as a result of the restatement as discussed in the footnotes to the financial statements.

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Background

We commenced our restaurant operations in May 1990 with the acquisition of four TGI Friday’s restaurants in Arizona and Nevada.  During the past 14 years, we have grown through acquisitions and development of new restaurants.  We currently own 70 restaurants.

  We opened six new restaurants in 2002, including one TGI Friday’s and one Redfish in Chandler, Arizona; three Bamboo Clubs in Tucson, Arizona, Newport, Kentucky, and King of Prussia, Pennsylvania; and one Alice Cooper’stown in Cleveland, Ohio in the location formally occupied by an under-performing Redfish restaurant that we closed. In addition, we closed an underperforming Redfish restaurant in San Diego, California and subleased the premises to a local San Diego nightclub operator. We also closed underperforming TGI Friday’s restaurants in Kansas City, Missouri and in El Paso, Texas.

During 2002, we recorded charges for (i) the write-down of land held for sale of $400,000 and (ii) impairment charges and other of $1,206,000, including asset impairment for an under-performing restaurant location that was closed, an allocation of $300,000 of goodwill, and $95,000 in lease cancellation charges related to this closure.

We opened five new restaurants in 2003, including one TGI Friday’s in the Desert Ridge Mall, in Arizona and four Bamboo Club “Asian Bistro” restaurants in Novi (Detroit), Michigan; Aventura Mall (North Miami), Florida; Desert Ridge Mall, Arizona; and Raleigh/Durham, North Carolina. We sold three TGI Friday’s restaurants in Northern California, and we entered into an agreement canceling the management of four TGI Friday’s in California that we managed. We closed an under-performing Redfish Seafood Grill and Bar in Denver, Colorado and sub-leased the location to a third party.

During 2003, we recorded charges for (i) a write-down in the value of land we hold for sale of $350,000, (ii) impairment charges and other of $2,850,000, including asset impairments for underperforming restaurant locations, one of which was closed during 2003, (iii) an allocation of $905,000 of goodwill and franchise area goodwill for a restaurant we closed in 2003 and a restaurant that we closed in October 2004, (iv) $500,000 in lease cancellation charges related to a restaurant that we closed in October 2004, (v) a provision of $800,000 for the termination of a management agreement of four restaurants we managed in Northern California, (vi) a $300,000 provision for the retirement on March 31, 2004 of our former CEO, and (vii) a write-off of $201,000 for deferred financing fees associated with an early debt refinancing.

During 2004, we opened one new Bamboo Club “Asian Bistro” restaurant in Fairfax, Virginia.  We closed two California TGI Friday’s locations, Oakland and Salinas, where we made the decision not to renew the lease.   In addition, we recorded charges in the fourth quarter for (i) the further write-down of the value of land held for sale in El Paso, Texas by $200,000, (ii) the impairment of assets in the amount of $310,000, and the estimated one-time lease termination fees of $875,000 covering three Bamboo locations, two of which have operating restaurants, Newport, Kentucky and Aventura, Florida, and one lease in Columbus, Ohio where we did not build a restaurant.

Subsequent to year end, we paid $575,000 in lease termination fees on two of these locations, and closed the Bamboo Club restaurant in Aventura, Florida.  We plan to terminate the lease and close the Newport, Kentucky Bamboo Club location on May 31, 2005.

Economic Overview

We conduct business in the casual dining restaurant industry and the operating performance of our restaurants is directly and heavily influenced by the overall state of the national and local economies where our restaurants are located.  When overall economic conditions negatively impact the financial performance of an individual restaurant, we periodically consider all of the factors influencing that restaurant, such as operational efficiencies, local demographic changes, local construction activity, competition, and other related factors. We then assess the prospect that we can improve both the short-term and long-term financial results, at least to a level sufficient to recover our investment in the leasehold improvements and equipment assets.  There have been and likely will continue to be situations where we will make the decision that an asset is impaired and a write-down is required even when the overall economic conditions are strong.

Same Store Sales

We measure and report same store sales only on a full company basis, for stores that have been open for at least 18 months. Our same store sales increases or (decreases) by quarter are as follows:

Same Store Sales

Year	Annual	First Qtr	Second Qtr	Third Qtr	Fourth Qtr
2004	2.4%	5.0%	(1.6)%	1.3%	4.2%
2003	1.1%	1.2%	(1.2)%	2.3%	1.4%
2002	0.4%	2.4%	1.5%	(3.6)%	(0.8)%
2001	1.9%	2.7%	2.5%	0.9%	(0.5)%

Asset Impairments and Write Offs

The vast majority of our TGI Friday’s restaurants have performed well; thus, we have experienced a limited number of asset impairments in recent years.  As the local and national economies strengthen and our financial performance improves or remains strong, the overall judgment about asset impairment write-downs, for all of our brands, becomes easier; when the economy weakens, this judgment is made more difficult.

In the last 42 months in our Bamboo Club brand, we have opened 11 new restaurants.  Financial results have been below our original expectations, primarily as a result of the timing of when we opened these restaurants and the state of the weak national economy.  However, two of these new locations in Newport, Kentucky and Aventura, Florida have performed significantly below our expectations, due in part to what we now believe to be poor real estate location decisions.  Subsequent to December 27, 2004, we completed the negotiations for the lease termination in Aventura, Florida and closed the restaurant on February 24, 2005.  We also completed the negotiations for the lease termination in Newport, Kentucky and plan to close the restaurant on May 31, 2005.  Since this location remains open and operating, we will likely have additional operating losses in 2005.

In the future and for many business reasons, we may vacate an operating property of any brand where we have a long-term lease obligation.  Any such vacating of property may require us to pay fees and costs, which are likely to be material.

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

In addition, 31 of our 70 restaurants are located in California.  California does not permit us to reduce the minimum wage that we are required to pay to our wait staff by the amount of tips and gratuity they receive from our customers.  This tip credit practice is permitted in most other states in which we operate. This condition results in a significantly higher level of wages paid to our employees in California compared to the other 10 states in which we operate.  This condition also impacts worker compensation benefits and our costs in California.  We estimate that our workers compensation cost for each claim in California is more than double the cost we experience in other states.

Brand Economics

General

All of our restaurants operate in the casual dining sector of the restaurant industry. However, because of each brands’ age and relative business maturity, and because of differing levels of marketing and brand recognition, each brand currently has somewhat different economic results.  We do not allocate any cost of capital or general and administrative cost directly to the restaurants.

Restaurant level operating profit (ROP) includes all restaurant-specific revenues and direct costs of operations, including royalties and marketing costs paid to Carlson on behalf of the TGI Friday’s brand.  Restaurant level EBITDA represents restaurant level cash flow, adding depreciation and amortization to ROP.

TGI Friday’s Brand

The TGI Friday’s brand is turning 40 years old, and is very widely recognized.  In spite of its age, it and has been very resilient against its increasingly tough competition (dollar amounts in thousands):

	2003	2004
Brand Revenues	$189,135	$187,546
Restaurant Operating Profit	$15,822	$17,792
Restaurant level Cash Flow (EBITDA)	$22,311	$24,110
EBITDA as % of Revenue	11.8%	12.9%
Average Number of Restaurants	55.5	53.0
Average Annual Unit Volumes	$3,408	$3,539

Bamboo Club Brand

The Bamboo Club concept is significantly less mature than our TGI Friday’s brand and the marketing and advertising support is dramatically lower.  Of our 13 locations at December 27, 2004, 11 have been built and opened in the last four years, and two locations have significantly under performed our expectations. Our original expectation was that a restaurant achieved sales maturity within 6 to 8 months, but we have found that it takes much longer.  We now believe two years is a more appropriate estimation period to achieve maturity.  Additionally, costs are higher, especially for labor, in the initial two-year period as a restaurant adjusts to its local market conditions and customer expectations.

	Brand Totals	Over 2 years	Under 2 years	Underperforming (a)
Revenues	$26,106	$17,242	$6,517	$2,347
Restaurant Operating Profit	$(1,129)	$814	$(934)	$(1,009)
Restaurant level Cash Flow (EBITDA)	$610	$1,783	$(309)	$(914)
EBITDA as a % of Revenue	2.4%	10.3%	(4.1)%	(38.9)%
Average Number of Restaurants	12.3	7.0	3.3	2.0
Average Annual Unit Volumes	$2,122	$2,463	$1,975	$1,174

(a) Represents the two locations of Newport, KY and Aventura (Miami), FL that have struggled financially since opening.  Negotiations have been ongoing since early in the fourth quarter 2004 to resolve these issues.  Subsequent to year end, we completed negotiations and entered into an agreement to terminate the lease of our Aventura, FL location and we closed this restaurant on February 24, 2005.  Additionally, we completed negotiations and entered into an agreement with the landlord of the Newport, KY location and will close this restaurant on May 31, 2005.

Long-Term Debt

We are a highly leveraged company. Our long-term debt of approximately $46 million at December 27, 2004 is held by five principal lenders.  We expect to pay interest on this debt of $4.0 million in 2005 and we expect to pay down principal by at least $4.0 million.   We currently benefit from the historically low levels of interest rates.  If interest rates rise in 2005, our annualized interest expense will increase by approximately $286,000 for each one percentage point increase in short-term interest rates (as measured by LIBOR). As a result of the impact of our swap agreements, approximately 19% of our loans are tied to variable interest.

In addition, we have interest rate swaps whose value or obligation changes with the change in long-term interest rates.  Since it is our intention to hold these swaps until maturity, the impact of the increase in value or the liability is reflected primarily on our consolidatedbalance sheet.  Should we decide for appropriate business reasons to liquidate the debt and/or the related swaps early, this increased value or obligation, depending on when liquidated, would be triggered as an item recorded in our income statement, and this amount could be material.  During 2004, we terminated one of our interest rate swaps and, as a result, recorded a gain in the amount of $178,000.

Sale of Assets

We consider selling operating or other assets from time to time, and we have an active program of reviewing our options and opportunities on a regular basis.  We may enter into a transaction to sell non-strategic assets, or as part of a program to raise cash.  We may sell these assets at either a gain or loss and this gain or loss could be material. Subsequent to year end, we sold land held for sale in El Paso, Texas for approximately $700,000 at its adjusted book value, resulting in no significant gain or loss.

Outlook 2005

A number of factors serve as the basis for cautious optimism for 2005: (i) 2004 saw a strong economic rebound, which rebound and the national economy show positive signs so far in early 2005; (ii) the TGI Friday’s, partnership with Atkins to deliver low-carb menu items continues to be very promising as well as TGI Friday’s new and stronger advertising campaign; and (iii) we plan to open three or four new TGI Friday’s restaurants in 2005 in our strong markets of Southern California and Arizona. We expect our EBITDA to be approximately $15.0 million to $17.0 million in 2005 (see table below).  This level of cash flow should allow us to meet all of our obligations as they come due and to provide sufficient cash flow to pay our debt obligations of principal and interest, to comply with our debt covenants, to build three or four restaurants, and to provide our stores with routine capital equipment replacement needs.

Forecasted EBITDA Reconciliation:	Forecasted Twelve Months Ending December 26, 2005
(in millions)
Net Income (*)	$2.3
Add-Income taxes	.2
•Interest expense	4.0
•Depreciation and Amortization	9.5
EBITDA	$16.0

* Before the impact of non-cash charges such as stock options expense or asset impairment write downs in 2005, if any.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require our most difficult, subjective or complex judgments form the basis for the accounting policies deemed to be most critical to our operations.  These critical accounting policies relate to the valuation and amortizable lives of long-lived assets, goodwill, and other identifiable intangible assets, valuation of deferred tax assets, and reserves related to self-insurance for workers compensation and general liability:

(1)  We periodically perform asset impairment analysis of long-lived assets related to our restaurant locations, goodwill, and other identifiable intangible assets. We perform these tests whenever we experience a “triggering” event, such as a decision to close a location or a major change in a location’s operating environment, or other event that might impact our ability to recover our asset investment.  Also, we have a policy of reviewing the financial operations of our restaurant locations on at least a quarterly basis.  Locations that are not meeting expectations are identified and continue to be watched closely throughout the year.  Primarily in the fourth quarter, we review actual results and analyze budgets for the ensuing year.  If we deem that a location’s results will continue to be below expectations, we analyze alternatives for its continued operation.  At this time, we perform an asset impairment test.  If we determined that the asset’s fair value is less than book and we will be unable to recover the value through operations, we record an impairment charge.  Upon an event such as a formal decision for abandonment (restaurant closure), we may record additional impairment of assets, including an allocation of goodwill. Any carryover basis of assets is depreciated over the respective remaining useful lives.

(2)  Periodically, we record (or reduce) the valuation allowance against our deferred tax assets to the amount that is more likely than not to be realized based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. We expect to continue to record a full valuation allowance on any future tax benefits until we sustain profitable operations.

(3)  We use an actuarial based methodology utilizing our historical experience factors to adjust periodically self-insurance reserves for workers compensation and general liability claims and settlements. These estimates are adjusted based upon annual information received in July of each year in connection with policy renewals.  Estimated costs for the following year are accrued on a monthly basis, and progress against this estimate is re-evaluated based upon actual claims data each quarter.

(4) We use the method of accounting for employee stock options allowed under APB Opinion 25 and have adopted the disclosure provisions of SFAS No.123, which require pro forma disclosure of the impact of using the fair value at date of grant method of recording stock-based employee compensation. In 2004, the Financial Accounting Standards Board (“SFAS”) issued Statement of Financial Accounting Standards 123-revised 2004 (“SFAS 123R”)  Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.  Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net income per share.

We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

Results of Operations

The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

	Fiscal Year Ended
	December 27, 2004	December 29, 2003	December 30, 2002
		(as restated)	(as restated)
Revenue	100.0%	100.0%	100.0%
Restaurant operating expenses:
Cost of sales	26.3	26.9	27.8
Payroll and benefits	30.8	31.4	31.3
Depreciation and amortization	3.8	3.7	3.6
Other operating expenses	31.8	31.3	30.0

Total restaurant operating expenses	92.7	93.3	92.8

Amortization of intangibles	0.3	0.3	0.2
General and administrative expenses	4.1	4.0	4.1
Preopening expenses	0.1	0.4	0.7
New manager training expenses	—	0.1	0.2
Impairment charges and other	0.6	2.6	3.6

Operating income (loss)	2.1	(0.6)	(1.6)
Gain from sale of assets	—	(1.7)	—
Interest expense and other, net	1.7	2.0	1.8
Income (loss) before income taxes	0.4%	(1.0)%	(3.4)%

Fiscal 2004 Compared to Fiscal 2003

Revenue for the fiscal year ended December 27, 2004 was essentially flat, increasing by $200,000, or 0.1%, to $224.7 million compared with $224.5 million for the fiscal year ended December 29, 2003. This slight increase was primarily a result of (i) sales from the one new restaurant in 2004, (ii) the full year of revenues from the three restaurants opened in 2003, and (iii) same store sales increase of 2.4% in 2004 (versus a 1.1% increase in 2003).  These increases were offset by revenues lost of approximately $6.5 million as a result of sold or closed restaurants in 2004 from the revenue levels of these locations in 2003.  Same-stores sales percentages represent sales for stores that have been open for at least 18 months.  Revenue from alcoholic beverages accounted for 25.0% of revenue in 2004 and 25.1% in 2003.

Cost of sales as a percentage of revenue decreased to 26.3% in 2004 from 26.9% in 2003.  This decrease was due primarily to lower contractual prices on meat, shrimp, and other seafood, partially offset by higher costs in poultry as a result of supply and demand, stronger supply chain buying efforts, and slight menu pricing increases.  The decrease was also attributable to promotional driven product mix changes throughout the year.

Payroll and benefits consist of restaurant management salaries, hourly payroll expenses, and other payroll related benefits, including bonus and health care. Payroll and benefit costs decreased slightly as a percentage of revenue to 30.8% in 2004 from 31.4% in 2003.  We experienced increases related to a substantial increase in California’s State Unemployment rate during 2004 (which was an across the board increase and was not related to our claims experience) and higher labor costs related to our recent Bamboo Club opening (labor costs are higher in the initial four to six months of operation).  These increases were more than offset by a reduction in our group health costs combined with a slight reduction in labor costs related to labor efficiencies resulting from the maturation of newer Bamboo Club restaurants.

Depreciation and amortization before income from restaurant operations includes depreciation of restaurant property and equipment and amortization of franchise fees and liquor licenses.  Depreciation and amortization increased as a percentage of revenue to 3.8% in 2004 from 3.7% in 2003.  This increase was primarily a result of depreciation related to asset acquisitions for new stores and accelerated depreciation of the assets of two California locations that we closed in 2004.  The increase was partially offset by the reduction in depreciation as a result of asset impairments recorded during 2004 and 2003.

Other operating expenses include rent, real estate taxes, common area maintenance (CAM) charges, royalties and advertising, workers’ compensation and property insurance, maintenance, and utilities.   Other operating expenses increased by $1.2 million and as a percentage of revenue to 31.8% in 2004 from 31.7% in 2003. The increase was principally due to (i) higher marketing fees of $600,000 paid to TGI Friday’s for the national TGI Friday’s advertising campaign (the fee was 3.5% of sales in 2004 versus 3.2% of sales in 2003) which consisted of seven 4-week flights in 2004 versus five 4-week flights, (ii) increased occupancy expenses related to higher CAM charges, property taxes, and relatively higher lease costs for our Bamboo Club locations, and (iii) higher local marketing costs.

Depreciation and amortization after income from restaurant operations includes depreciation of corporate property and equipment, amortization of identifiable intangibles. Depreciation and amortization remained constant as a percentage of revenue at 0.3% for both 2004 and 2003.

General and administrative expenses are those expenses associated with corporate and administrative functions that support new restaurant development and restaurant operations and provide administrative, accounting, and management infrastructure.  These costs consist primarily of management and staff salaries, employee benefits, travel, legal and professional fees, and technology support.  General and administrative expenses increased to $9.2 million, or 4.1% of revenue, in 2004 from $9.0 million, or

4.0% of revenue, in 2003.  We experienced increases related primarily to higher legal costs and increases in technology support fees.  The increases were partially offset by lower salaries and benefits resulting from a reduction in the number of employees from a corporate wide restructuring in July 2004, and due to the slow down in new store openings during 2004.

Pre-opening expenses are costs incurred prior to opening a new restaurant and consist primarily of manager salaries and relocation and training costs. Historically, we have experienced variability in the amount and percentage of revenues attributable to pre-opening expenses.  We typically incur the most significant portion of pre-opening expenses associated with a given restaurant in the two months immediately preceding opening and in the month the restaurant opens. Pre-opening expenses were $260,000, or 0.1% of revenue, in 2004 compared with $907,000, or 0.4% of revenue, in 2003. These decreases were the result of fewer new store openings in 2004, one compared with five in 2003, and the timing of incurring the expenses related to these openings.

New manager training expenses are those costs incurred in training newly hired or promoted managers, as well as those costs incurred to relocate those managers to permanent management positions. New manager training expenses were $50,000, or less than 0.1% of revenue, in 2004 compared with $195,000, or 0.1% of revenue, in 2003.  This decrease was primarily a result of fewer new store openings in 2004 compared with 2003.

In 2004, the impairment charges and other account included the write-off or write-down of asset impairments of certain leasehold improvements, equipment, other operating assets, real estate held for sale, and lease termination fees to cancel three leases. The account included (i) $200,000 primarily to reduce the carrying value of real property in El Paso, TX, which is currently under a sales contract, to its  estimated fair value, (ii) $310,000 in asset impairments, primarily related to an underperforming Bamboo Club location in Miami, FL, and (iii) $875,000 in one time lease cancellation charges and other costs associated with the termination of three leases, one in Columbus, OH where we have not built a restaurant, and one each for Miami, FL and Newport, KY Bamboo Club locations.

Interest expense and other, was approximately $3.8 million, or 1.7% of revenue, in 2004 compared with $4.5 million, or 2.0% of revenue, in 2003.  This reduction was primarily attributable to lower average outstanding borrowings, as we paid down debt principal in 2004, somewhat lower interest rates, and a one-time gain on the termination of an interest rate swap of $178,000.

At December 27, 2004, we had approximately $13.0 million of net operating loss carryforwards and tax credits available to offset future book income and federal income taxes. As a result, we did not record any income tax expense in 2004.

Fiscal 2003 Compared to Fiscal 2002

Revenue for the fiscal year ended December 29, 2003 increased by $4.3 million, or 2.0%, to $224.5 million compared with $220.2 million for the fiscal year ended December 30, 2002.  Of this increase, $8.4 million was primarily a result of opening five new restaurants in 2003 and the full year of revenues for the six restaurants opened in 2002.  This increase was offset by revenues lost of approximately $6.0 million as a result of the sale of three TGI Friday’s and the closure of one Redfish restaurant.  Same-store sales increased 1.1%, or $1.9 million, for fiscal 2003 compared to an increase in same-store sales of 0.4% for 2002.  Same-stores sales percentages represent sales for stores that have been open for at least 18 months.  Revenue from alcoholic beverages accounted for 25.1% of revenue in 2003 and 24.4% in 2002.

Cost of sales as a percentage of revenue decreased to 26.9% in 2003 from 27.8% in 2002.  This decrease was due primarily to lower contractual prices on certain items such as meat and seafood,

stronger supply chain buying efforts, and slight menu pricing increases. The decrease was also attributable to promotional driven product mix changes.

Payroll and benefits consist of restaurant management salaries, hourly payroll expenses, and other payroll related benefits, including bonus and health care. Payroll and benefit costs increased slightly as a percentage of revenue to 31.4% in 2003 from 31.3% in 2002.  As a result of new bonus programs and improved restaurant performance, we experienced increases in bonus expense during 2003 compared with 2002. These increases were partially offset by lower labor costs related to labor efficiencies resulting from the maturation of Bamboo Club restaurants (labor costs of new restaurants are higher during the initial four to six months of operation) and productivity gains at our TGI Friday’s restaurants.

Depreciation and amortization before income from restaurant operations includes depreciation of restaurant property and equipment and amortization of franchise fees and liquor licenses.  Depreciation and amortization increased as a percentage of revenue to 3.7% in 2003 from 3.6% in 2002.  This increase was primarily a result of depreciation related to asset acquisitions for new stores and accelerated depreciation of the assets of a California location that we sold during the third quarter of 2003.  The increase was partially offset by the reduction in depreciation as a result of asset impairments recorded during 2002 and 2003.

Other operating expenses, as restated, include rent, real estate taxes, common area maintenance (CAM) charges, advertising, workers’ compensation and property insurance, maintenance, and utilities.   Other operating expenses increased by $4.2 million and as a percentage of revenue to 31.2% in 2003 from 29.9% in 2002. The increase was principally due to (i) higher marketing fees of $1.0 million paid to TGI Friday’s for the national Friday’s advertising campaign, which consisted of five 4-week flights in 2003 versus four 4-week flights in 2002, (ii) increased  occupancy expenses of $1.4 million related to higher CAM charges, property taxes, and  relatively higher lease costs for our Bamboo Club locations, (iii) higher utility costs of $700,000, and (iv) higher worker’s compensation and general liability costs, primarily in California, which increased $1.6 million over the prior year.

Depreciation and amortization after income from restaurant operations includes depreciation of corporate property and equipment and amortization of identifiable intangibles. Depreciation and amortization increased as a percentage of revenue to 0.3% in 2003 from 0.2% in 2002.  The increase was primarily a result of additional depreciation related to new point-of-sale software we purchased in the third quarter of 2002 and the amortization of franchise area goodwill.

General and administrative expenses are those expenses associated with corporate and administrative functions that support new restaurant development and restaurant operations and provide administrative, accounting, and management infrastructure.  These costs consist primarily of management and staff salaries, employee benefits, travel, legal and professional fees, and technology support.  General and administrative expenses decreased as a percentage of revenue to $8,977,000, or 4.0% of revenue, in 2003 from $8,946,000, or 4.1% of revenue, in 2002.  We experienced increases related to higher local marketing costs, investor relations consulting fees, and legal expenses.  The increases were partially offset by lower salaries and benefits from a reduction in the number of employees, reduced travel as a result of the slow-down in new store openings during 2003, and decreases resulting from a focused cost-reduction effort implemented in the fourth quarter of 2002.

Pre-opening expenses are costs incurred prior to opening a new restaurant and consist primarily of manager salaries and relocation and training costs. Historically, we have experienced variability in the amount and percentage of revenues attributable to pre-opening expenses.  We typically incur the most significant portion of pre-opening expenses associated with a given restaurant in the two months immediately preceding opening and in the month of opening. Pre-opening expenses were $907,000, or 0.4% of revenue, in 2003 as compared with $1,619,000, or 0.7% of revenue, in 2002. These decreases were the result of fewer new store openings in 2003 (five) compared to 2002 (six) and the timing of incurring the expenses related to these openings.

New manager training expenses are those costs incurred in training newly hired or promoted managers, as well as those costs incurred to relocate those managers to permanent management positions. New manager training expenses were $195,000, or 0.1% of revenue in 2003 compared with $426,000, or 0.2% of revenue, in 2002.  This decrease was primarily a result of fewer new store openings in 2003 compared to 2002 and expenses incurred in 2002 related to new stores opened in early 2003.

In 2003, the impairment charges and other account included the write-off or write-down of asset impairments of certain leasehold improvements, equipment, and other operating assets. The account included (i) $2,850,000 primarily to reduce the carrying value of these assets on underperforming locations to their estimated fair value, (ii) $905,000 of goodwill and franchise area goodwill allocated to a closed Redfish location in Denver, Colorado, and two impaired locations, one of which closed in October  2004, (iii) $500,000 in lease cancellation charges and other costs associated with the closing of a TGI Friday’s in Salinas, California in early 2004, (iv) a reduction of $350,000 in the value of the land and building we hold for sale in El Paso, Texas, (v) a provision of $800,000 for the termination of a management agreement under which we managed four restaurants in Northern California, (vi) a provision of $300,000 for the retirement on March 31, 2004 for our CEO, and (vii) a write-off of $200,000 for deferred financing fees associated with early refinancing of debt.

Interest expense and other, net was approximately $4.5 million, or 2.0% of revenue, in 2003 compared with $4.0 million, or 1.8% of revenue, in 2002.  This increase was primarily attributable to slightly higher average outstanding borrowings, higher credit spreads due to increased leverage, and a prepayment penalty of $270,000 associated with early refinancing of debt. This increase was partially offset by more favorable interest rates on our variable interest rate debt. During the years ended December 29, 2003 and December 30, 2002, we had average outstanding borrowings of $53,600,000 and $54,200,000, respectively, with effective interest rates of 7.9% and 7.3%, respectively.

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

At December 27, 2004, we had long-term debt with five banks and financial institutions, including the current portion of $3.9 million, which required principal and interest payments of approximately $7.9 million in 2005.

All of our loan agreements contain various financial covenants that are generally measured at the end of each quarter.  Primarily, there are two key covenants we must meet.  Several loan agreements incorporate a fixed charge coverage test, which requires us to produce a level of earnings before interest, taxes, depreciation, and amortization and other unusual gains or losses (EBITDA) in excess of principal and interest under our debt obligations during rolling twelve month periods.  Other loan agreements modify this covenant for items such as pre-opening costs and rent expense.  Many of our loan documents also limit the amount of long-term debt we can borrow based on trailing levels of EBITDA.  At December 27, 2004, we met all of the financial covenants for all debt agreements, as amended.

Currently, we have no significant borrowing capabilities under any of our debt agreements.  Some of our financial covenants depend upon profitable operations and limit the total amount of debt we can have outstanding.

We had a $2.5 million, one-year revolving line of credit with a bank which expired in December 2004.  Subsequent to December 27, 2004, we entered into negotiations for a one-year renewal of this line.  We have used this line to establish a $1.9 million letter of credit with our workers’ compensation insurer, to guarantee payment of claims, under our self insured program.

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

We started construction on one TGI Friday’s during late 2004, for opening in the first half of 2005.  In addition, we are required to build two more TGI Friday’s in 2005 under the terms of our development agreements.  We believe that our cash flow from operations in 2005 will be sufficient to meet all of our capital obligations; however, we will likely need to obtain capital to fund additional growth beyond 2005.  Potential sources of such capital include selling assets, bank financing, strategic alliances, and additional offerings of our equity or debt securities.  We cannot provide assurance that such capital will be available from these or other potential sources, and the lack of capital could have a material adverse effect on our business.

Net cash flows from operating activities were $13,184,000 in 2004, $7,267,000 in 2003, and  $9,195,000 in 2002.  Cash flows from operating activities were reduced by $5,601,000 for funds used to make principal payments on debt during 2004.

Net cash used in investing activities was $6,768,000 in 2004, $5,473,000 in 2003, and $18,578,000 in 2002, which we used primarily to fund property and equipment purchases for our new restaurants and to acquire franchise rights and goodwill related to both the purchase and opening of new restaurants.  Funds used in investing activities were offset by cash received from the early termination of our lease in Oakland, California in October 2004 ($847,000) and by the sale of assets of three restaurants in the Sacramento California area in 2003 ($3,773,000).

At December 27, 2004, our current liabilities exceeded our current assets by approximately $19,701,000, after the effect of the restatement, due in part to cash expended on our new restaurant development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days.  At December 27, 2004, we had a cash balance of $5,593,000 and long-term debt of $46,083,000, including current portion of long-term debt of $3,851,000.  Monthly cash receipts have been and are expected to be sufficient to pay all obligations as they become due.

Approximately $39,771,000 of this debt is term loans comprised of notes payable to three lenders.  The notes bear interest at rates ranging from 5.09 to 9.46% per annum and mature at various times over the next 11 years. The remainder of our long-term debt consists of notes payable to various lending institutions.  These notes bear interest at rates ranging from 5.21% to 10.6% and mature at various times over the next 10 years.

From time to time, we may enter into interest rate swap agreements with certain financial institutions for the purpose of adjusting our ratio of fixed rate debt over a certain period of time at varying notional amounts. At December 27, 2004, there were approximately $20.0 million in net notional amounts of interest rate swap agreements outstanding that carried a weighted average interest rate of 6.0%. The effective amount of interest we pay on the notional amounts of these swap agreements is calculated using the interest rate of the swap against the notional amount of each swap.  These swaps effectively adjust the ratio of fixed rate debt on 70% of total outstanding debt.

We lease all of our restaurants under operating leases, with initial terms ranging from 10 to 20 years, with various renewal options of 10 to 20 years.  Our future debt, lease, and purchase obligations are summarized by year as follows (in thousands):

Contractual Obligations and Commitments:

	Total	Less than one year	One to three years	Three to five years	Greater than five years
Debt Maturities	$46,083	$3,851	$8,566	$9,305	$24,361
Minimum Lease Commitment	131,702	12,349	25,111	23,570	70,672
Purchase Commitments	9,100	9,100	—	—	—
Total	$186,885	$25,300	$33,677	$32,875	$95,033

Minimum lease commitments represent operating leases on our restaurant locations. We have no other off-balance sheet financings. A default under a lease agreement could result in damages or the acceleration of amounts due under the lease. Total purchase commitments include estimated construction costs for the three to four new TGI Friday’s restaurants we have contracted to open in 2005.

We believe that our current resources and expected cash flows from operations will be sufficient to fund our capital needs and debt maturities during the next 12 months.  Prolonged future adverse geopolitical and economic conditions could have a material adverse effect on our financial capabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 27, 2004, we were participating in three derivative financial instruments for which fair value disclosure is required under SFAS No. 133, as amended.  The fair value liability of the interest rate swap agreements discussed in Note 2 to the consolidated financial statements increased to $2,053,109 using “hedge accounting” under SFAS No. 133, as amended.

Our market risk exposure is limited to interest rate risk associated with our credit instruments.  We incur interest on loans made at variable interest rates of 2.65 to 3.75% over LIBOR.  At December 27, 2004, we had outstanding borrowings on these loans of approximately $28,610,184.  Our net interest expense for 2004 was $3,794,000; a one percent variation on any of the variable rates would have increased or decreased our total interest expense by approximately $286,000 for the year, not including the impact of our swaps.

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

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our previous auditors, KPMG LLP originally audited our consolidated balance sheet as of December 30, 2002, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows for the year ended December 30, 2002. As a result of our restatement (see note 1 to consolidated financial statements), it was necessary for KPMG to audit amounts recorded during the year ended December 30, 2002 and update their report on those financial statements.  KPMG was unable to audit the restatements and provide consent in sufficient time to allow us to meet our Form 10-K filing requirements. As a result, we engaged the accounting firm of Mayer Hoffman McCann P.C., our current independent registered public accountants, to perform a re-audit of our consolidated balance sheet as of December 30, 2002, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows for the year ended December 30, 2002.

ITEM 9A.   CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquires made to certain other of our employees as of December 27, 2004. Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time period specified by the Securities and Exchange Commission’s rules and forms.

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item relating to our directors is incorporated by reference to our Proxy Statement to be filed for our 2005 Annual Meeting of Stockholders.  The information required by this Item relating to our executive officers is included in Item 1, “Business – Executive Officers.”

ITEM 11.                EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement to be filed for our 2005 Annual Meeting of Stockholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of our equity based compensation plans have been adopted with stockholder approval. Other than the preceding, the information required by this Item is incorporated by reference to our Proxy Statement to be filed for our 2005 Annual Meeting of Stockholders.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our Proxy Statement to be filed for our 2005 Annual Meeting of Stockholders.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement to be filed for our 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15.                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(b)         Exhibits

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of the Company(1)
3.2	Certificate of Amendment of Restated Certificate of Incorporation(l)
3.3	Amended and Restated Bylaws of the Company(1)
3.4	Certificate of Amendment of Restated Certificate of Incorporation(4)
4.1	Sergio Zyman registration rights(12)

Exhibit Number	Exhibit
10.1	Company’s 1990 Stock Option Plan(2)
10.5	Form of Franchise Agreement between the Company and TGI Friday’s Inc.(3)
10.8	General Release and Retirement Separation Agreement dated November 19, 2003 between the Company and Bart A. Brown, Jr.
10.9	Development Agreement between TGI Friday’s Inc. and Cornerstone Productions, Inc., a wholly owned subsidiary of the Company dated March 15, 2004
10.10	Development Agreement between TGI Friday’s Inc. and Main St. California, Inc., a wholly owned subsidiary of the Company dated March 15, 2004
10.11	First Amendment to Development Agreement dated February 17, 2005 between TGI Friday’s Inc. and Main St. California, Inc., a wholly owned subsidiary of the Company
10.12	CA Development Incentive Agreement between Main Street California, Inc. and TGI Friday’s Inc. dated March 25, 2004
10.13	Promissory Note between the Company and CNL Financial I, Inc.(5)
10.14	Promissory Note between the Company and CNL Financial I, Inc.(5)
10.15	Promissory Note between the Company and CNL Financial I, Inc.(5)
10.16	1995 Stock Option Plan(6)
10.22	Stock Option Agreement dated August 5, 1996, between the Company and John F. Antioco for 800,000 shares of Common Stock(7)
10.22A	Stock Option Agreement dated June 15, 1998, between the Company and John F. Antioco amending the Stock Option Agreement dated August 5, 1996(7)
10.23

Stock Option Agreement dated December 16, 1996, between the Company and Bart A. Brown, Jr. for 250,000 shares of Common Stock. (The Company issued three additional Stock Option Agreements that are substantially identical in all material respects, except as to number of shares. The four Stock Option Agreements give rights to purchase a total of 625,000 shares of Common Stock.(7)

10.23A	Schedule of Stock Option Agreements substantially identical to Exhibit 10.23(7)
10.24

Stock Option Agreement dated July 14, 1997, between the Company and Bart A. Brown, Jr. for 75,000 shares of Common Stock. (The Company issued one additional Stock Option Agreement that is substantially identical in all material respects, except as to number of shares. The two Stock Option Agreements give rights to purchase a total of 175,000 shares of Common Stock.(7)

10.24A	Schedule of Stock Option Agreements substantially identical to Exhibit 10.24(7)
10.25

Stock Option Agreement dated June 15, 1998, between the Company and James Yeager for 15,000 shares of Common Stock. (The Company issued two additional Stock Option Agreements that are substantially identical in all material respects, except as to option holder and number of shares. The three Stock Option Agreements give rights to purchase a total of 50,000 shares of Common Stock.(7)

10.25A	Schedule of Stock Option Agreements substantially identical to Exhibit 10.25(7)
10.26

Stock Option Agreement dated December 31, 1998, between the Company and Tim Rose for 10,000 shares of Common Stock. (The Company issued one additional Stock Option Agreement that is substantially identical in all material respects, except as to option holder and number of shares. The two Stock Option Agreements give rights to purchase a total of 160,000 shares of Common Stock.(7)

10.26A	Schedule of Stock Option Agreements substantially identical to Exhibit 10.26(7)
10.27	Registration Rights Agreement dated August 5, 1996, between the Company and John F. Antioco(8)
10.28	1999 Incentive Stock Plan.(9)
10.29	Employment Agreement between the Company and William G. Shrader dated November 19, 2004

Exhibit Number	Exhibit
10.30	Employment Agreement between the Company and Michael Garnreiter dated November 19, 2004
10.40	401(k) Profit Sharing Plan(10)
10.41	Loan and Security Agreement dated January 31, 2001, between Bank of America, N.A., the Company, and certain subsidiaries of the Company listed therein(11)
21	List of Subsidiaries
23.1	Consent of Mayer Hoffman McCann P.C.
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4)   Incorporated by reference to the Company’s Form 8-K Report filed with the Commission in July 15, 2004.

(5)   Incorporated by reference to the Company’s Form 10-K for the year ended December 30, 1996, filed with the Securities and Exchange Commission on or about April 14, 1997.

(6)   Incorporated by reference to Company’s Proxy Statement for its 1995 Annual Meeting of Stockholders.

(7)   Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-78155), filed with the Securities and Exchange Commission on May 10, 1999.

(8)   Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-78161) as declared effective on May 14, 1999.

(9)   Incorporated by reference to Company’s Registration Statement on Form S-8 (Registration No. 333-89931), filed with the Securities and Exchange Commission on October 29, 1999.

(10) Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-55100) filed with the Securities and Exchange Commission on February 6, 2001.

(11) Incorporated by reference to the Company’s Form 10-K for the year ended December 25, 2000, filed with the Securities and Exchange Commission on March 29, 2001.

(12) Incorporated by reference to the Company's Form 10-K for the year ended December 29, 2003, filed with the Securities and Exchange Commission on March 23, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET RESTAURANT GROUP, INC.

Date: March 8, 2005	By:	/s/ William G. Shrader
William G. Shrader
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ John F. Antioco	Chairman of the Board	March 8, 2005
John F. Antioco

/s/ William G. Shrader	Chief Executive Officer, President	March 8, 2005
William G. Shrader	and Director (Principal Executive Officer)

/s/ Bart A Brown Jr.	Director	March 8, 2005
Bart A. Brown Jr.

/s/ Michael Garnreiter	Chief Financial Officer, Executive Vice
Michael Garnreiter	President and Treasurer (Principal	March 8, 2005
Financial and Accounting Officer)

/s/ Kenda B. Gonzales	Director	March 8, 2005
Kenda B. Gonzales

/s/ John C. Metz	Director	March 8, 2005
John C. Metz

/s/ Sergio S. Zyman	Director	March 8, 2005
Sergio S. Zyman

/s/ Wanda Williams	Director	March 8, 2005
Wanda Williams

MAIN STREET RESTAURANT GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 27, 2004 and December 29, 2003

Consolidated Statements of Operations for the fiscal years ended December 27, 2004, December 29, 2003, and December 30, 2002

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended December 27, 2004, December 29, 2003, and December 30, 2002

Consolidated Statements of Cash Flows for the fiscal years ended December 27, 2004, December 29, 2003, and December 30, 2002

Notes to Consolidated Financial Statements

REPORT OF INDEPENDEDNT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

MAIN STREET RESTAURANT GROUP, INC..

We have audited the accompanying consolidated balance sheets of Main Street Restaurant Group, Inc. and subsidiaries as of December 27, 2004 and December 29, 2003, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 27, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidate financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Main Street Restaurant Group, Inc. and subsidiaries as of December 27, 2004 and December 29, 2003,  and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 of the consolidated financial statements, the December 29, 2003 and December 30, 2002 consolidated financial statements have been restated.

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.

Phoenix, Arizona
March 3, 2005

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Data)

	December 27, 2004	December 29, 2003
		(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$5,593	$4,600
Accounts receivable	1,208	1,494
Inventories	2,758	2,762
Prepaid expenses	477	971
Total current assets	10,036	9,827
Property and equipment, net	66,444	68,129
Other assets, net	1,804	2,218
Notes receivable, net	1,212	1,657
Goodwill	21,255	21,685
Franchise fees, net	1,815	1,999
Purchased franchise territories, net	606	692

Total assets	$103,172	$106,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,851	$3,815
Accounts payable	6,626	6,408
Other accrued liabilities	19,260	17,550
Total current liabilities	29,737	27,773
Long-term debt, net of current portion	42,232	47,869
Other liabilities and deferred credits	1,918	2,441

Total liabilities	73,887	78,083

Commitments, contingencies and subsequent events (see notes 7 and 9)

Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares issued and outstanding in 2004 and 2003	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 14,642,000 and 14,642,000 shares issued and outstanding in 2004 and 2003	15	15
Additional paid-in capital	54,927	54,927
Accumulated other comprehensive loss	(1,845)	(2,053)
Accumulated deficit	(23,812)	(24,765)
Total stockholders’ equity	29,285	28,124
Total liabilities and stockholders’ equity	$103,172	$106,207

The accompanying notes are an integral part of these consolidated financial statements.

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended
	December 27, 2004	December 29, 2003	December 29, 2003
		(as restated)	(as restated)
Revenue	$224,751	$224,494	$220,151
Restaurant operating expenses
Cost of sales	59,025	60,299	61,270
Payroll and benefits	69,287	70,415	68,997
Depreciation and amortization	8,591	8,386	7,895
Other operating expenses	71,438	70,257	66,085

Total restaurant operating expenses	208,341	209,357	204,247

Other operating expenses and income:
Amortization of intangible assets	758	606	461
General and administrative expenses	9,210	8,977	8,946
Pre-opening expenses	260	907	1,619
New manager training expenses	50	195	426
Impairment charges and other	1,385	5,906	7,943
Operating income (loss)	4,747	(1,454)	(3,491)
Gain on sale of assets	—	3,831	—
Interest expense and other, net	3,794	4,521	3,950
Net income (loss) before income taxes	953	(2,144)	(7,441)
Income tax(benefit)	—	—	1,309
Net income (loss)	$953	$(2,144)	$(8,750)
Basic earnings per share:
Net income (loss)	$0.07	$(0.15)	$(0.62)
Diluted earnings per share:
Net income (loss)	$0.07	$(0. 15)	$(0.62)
Weighted average number of shares outstanding:
Basic	14,642	14,179	14,105
Diluted	14,649	14,179	14,105

The accompanying notes are an integral part of these consolidated financial statements.

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

BALANCES, December 31, 2001	14,053	14	53,645	(13,250)	(202)	40,207
Cumulative effect of restatement	—	—	—	(794)	—	(794)
Shares issued in connection with options exercised	89	—	282	—	—	282
Comprehensive income (loss):
Unrealized loss on hedging contract	—	—	—	—	(2,302)	(2,302)

Net loss	—	—	—	(8,750)	—	(8,750)
Comprehensive loss:						(11,052)

BALANCES, as restated, December 30, 2002	14,142	14	53,927	(22,621)	(2,504)	28,816

Shares issued, common stock	500	1	1,000	—	—	1,001
Comprehensive income (loss):
Unrealized gain on hedging contract	—	—	—	—	451	451
Net loss	—	—	—	(2,144)	—	(2,144)
Comprehensive loss:						(1,693)
BALANCES, as restated, December 29, 2003	14,642	15	54,927	(24,765)	(2,053)	28,124
Shares issued, common stock	—	—	—
Comprehensive income (loss):
Unrealized gain on hedging contract	—	—	—	—	208	208
Net income	—	—	—	953	—	953
Comprehensive Income:						1,161
BALANCES, December 27, 2004	14,642	$15	$54,927	$(23,812)	$(1,845)	$29,285

The accompanying notes are an integral part of these consolidated financial statements.

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended
	December 27, 2004	December 29, 2003	December 30, 2002
		(as restated)	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$953	$(2,144)	$(8,750)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,349	8,992	8,356
Amortization of note receivable discount	(54)	(22)	—
(Gain) loss on sale of assets	51	(3,831)	—
Impairment charges and other	1,385	5,906	5,674
Gain on settlement of interest rate swap	(178)
Deferred income taxes	—	—	1,650
Changes in assets and liabilities:
Accounts receivable	286	(390)	686
Inventories	4	(55)	(416)
Prepaid expenses	494	1,133	(849)
Other assets, net	238	56	(300)
Accounts payable	218	(1,665)	737
Other accrued liabilities	438	(713)	3,028
Net cash provided by operating activities	13,184	7,267	9,195

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(8,115)	(10,253)	(18,548)
Cash received from notes receivable	500	325	—
Cash paid to acquire franchise rights and goodwill	—	(50)	(30)
Cash received from the sale of assets	—	4,505	—
Cash received from termination of lease	847	—	—
Net cash used by investing activities	(6,768)	(5,473)	(18,578)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	1,001	—
Proceeds received on settlement of interest rate swap	178	—	—
Proceeds received from the exercise of stock options	—	—	282
Long-term debt borrowings	—	—	9,465
Principal payments on long-term debt	(5,601)	(3,816)	(4,209)
Net cash provided (used) by financing activities	(5,423)	(2,815)	5,538
NET CHANGE IN CASH AND CASH EQUIVALENTS	993	(1,021)	(3,845)

CASH AND CASH EQUIVALENTS, BEGINNING	4,600	5,621	9,466

CASH AND CASH EQUIVALENTS, ENDING	$5,593	$4,600	$5,621

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$3,938	$4,629	$4,139
Cash paid during the year for income taxes	$59	$3	$118

The accompanying notes are an integral part of these consolidated financial statements.

1.     ORGANIZATION AND BASIS OF PRESENTATION

Main Street Restaurant Group, Inc. is a Delaware corporation engaged in the business of acquiring, developing, and operating restaurants.  We currently own 52 TGI Friday’s restaurants, 13 Bamboo Club restaurants, four Redfish Grill and Bar restaurants, and one Alice Cooper’stown restaurant.

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Main Street Restaurant Group, Inc. and our wholly owned subsidiaries.  All material intercompany transactions have been eliminated in consolidation.  All references herein refer to our company and our subsidiaries.

(b) Fiscal Year

We operate on a fiscal year that ends on the Monday on or before December 31.

(c) Use of Estimates

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require our most difficult, subjective, or complex judgments, form the basis for the accounting policies deemed to be most critical to our operations.  These critical accounting policies relate to the valuation and amortizable lives of long-lived assets, goodwill, and other identifiable intangible assets, valuation of deferred tax assets, and reserves related to self-insurance for workers compensation and general liability:

(1)  We periodically perform asset impairment analysis of long-lived assets related to our restaurant locations, goodwill, and other identifiable intangible assets. We perform these tests whenever we experience a “triggering” event, such as a decision to close a location or a major change in a location’s operating environment, or other event that might impact our ability to recover our asset investment.  Also, we have a policy of reviewing the financial operations of our restaurant locations on at least a quarterly basis.  Locations that are not meeting expectations are identified and continue to be watched closely throughout the year.  Primarily in the fourth quarter, we review actual results and analyze budgets for the ensuing year.  If we deem that a location’s results will continue to be below expectations, we analyze alternatives for its continued operation.  At this time, we perform an asset impairment test.  If we determine that the asset’s fair value is less than carrying value and we will be unable to recover the value through operations, we record an impairment charge.  Upon an event such as a formal decision for abandonment (restaurant closure), we may record additional impairment of assets, including an allocation of goodwill. Any carryover basis of assets is depreciated over the respective remaining useful lives.

(2)  Periodically, we record (or reduce) the valuation allowance against our deferred tax assets to the amount that is more likely than not to be realized based upon recent past financial performance, tax reporting positions, and expectations of future taxable income.  We expect to continue to record a full valuation allowance on any future tax benefits until we sustain profitable operations.

(3)  We use an actuarial based methodology utilizing our historical experience factors to adjust periodically self-insurance reserves for workers compensation and general liability claims and settlements. These estimates are adjusted based upon annual information received in July of each year in connection with policy renewals.  Estimated costs for the following year are accrued on a monthly basis and progress against this estimate is re-evaluated based upon actual claims data each quarter.

(4)  We use the method of accounting for employee stock options under Accounting Principles Board (APB) Opinion 25 and have adopted the pro forma disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, which require disclosure of the impact of using the fair value at date of grant method of recording stock-based employee compensation.

We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

(d) Restatement of previously issued Financial Statements

Following a review of our accounting policy and in consultation with our independent registered public accounting firm, we determined that it was appropriate to adjust our computation of straight-line rent expense and the related deferred rent liability.  As a result, we have restated our consolidated financial statements for the fiscal years ended December 30, 2002 and December 29, 2003 and the first three quarters of fiscal 2004. Historically, when accounting for leases with renewal options, rent expense has been recorded on a straight-line basis over the initial non-cancelable lease term with the term commencing when actual rent payments began.  Buildings and leasehold improvements on those properties are depreciated over a period equal to the shorter of the term of the lease, including option periods provided for in the lease, or the useful life of the assets.  We have determined that we should recognize rent expense on a straight-line basis over the term of the lease including optional renewal periods where failure to exercise such options would result in an economic penalty and to be consistent with our conclusions with respect to the depreciable lives of the related improvements to which the lease relates.

The cumulative effect of the restatement through fiscal 2004 is an increase in deferred rent liability of approximately $1.2 million. Retained earnings and stockholders’ equity at the end of fiscal 2004 also decreased by approximately $1.2 million.  There is no material net impact on any of our deferred tax accounts.  Rent expense for fiscal years 2004, 2003, and 2002 increased by $190,000, $178,000, and $173,000, respectively, and for each of the first three quarters of fiscal 2004, by approximately $47,000.   Retained earnings for fiscal year 2002 decreased by $621,000.  The restatement did not have any impact on diluted earnings per share for 2004 and decreased diluted earnings per share by $0.01 per share for the fiscal years 2003 and 2002.  The restatement did not have any impact on our previously reported cash flows, sales or same-store restaurant sales, or on our compliance with any covenant under any of our debt instruments.

(e) New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) recently enacted Statement of Financial Accounting Standards 123-revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the fourth quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net income per share.

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46).  FIN 46 replaces the earlier version of this interpretation issued in January 2003.  FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined. Application of FIN 46 is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003.  Application of FIN 46 to all other types of entities is required in financial statements for periods ending after March 15, 2004 with earlier application permitted if the original interpretation was previously adopted.  We adopted the original interpretation and FIN 46 as of December 31, 2003 which did not have a material effect on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of “underlying” to conform it to the language used in FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and amends certain other existing pronouncements.  We adopted SFAS No. 149 as of December 31, 2003 which did not have a material impact on our consolidated financial statements.

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

In December 2004, the FASB issued FASB 151, Inventory Cost, an amendment of ARB No. 43, Chapter 4.  This Statement shall be effective for financial statements for fiscal years beginning after June 15, 2005.  This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  We are evaluating the requirements under FASB 151 to determine the impact, if any, on our consolidated financial statements.

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

Consideration Received from Vendors

We record vendor rebates on products purchased by us as a reduction of cost of sales when the rebates are received.

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

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives, while leaseholds are amortized over the shorter of 20 years or the lease term including option periods, which have economic penalties, and consist of the following (in thousands):

	Useful Lives	December 27, 2004	December 29, 2003
	(years)		(as restated)
Land	—	$534	$534
Land held for sale	—	653	853
Building and leasehold improvements	4-20	66,017	64,100
Kitchen equipment	5-7	24,359	23,556
Restaurant equipment	5-10	8,160	9,210
Smallwares and décor	5-10	10,467	7,932
Office equipment, software, and furniture	5-7	6,816	6,660
		117,006	112,845
Less: Accumulated depreciation and amortization		(51,026)	(44,736)
		65,980	68,109
Construction in progress		464	20
Total		$66,444	$68,129

Depreciation expense was $9,005,000 for 2004, $8,651,000 for 2003, and $8,038,000 for 2002.

Construction in progress (CIP) represents costs incurred by us during the development of future restaurant sites for fixtures and building improvements.  As a result of lease cancellations of not yet built Bamboo Club locations (San Antonio, Texas, and Fort Worth, Texas), we wrote off construction in progress costs of $415,000 during 2002.  Construction in progress for 2004 includes the costs incurred on construction of two of the new TGI Friday’s locations that we will open in 2005 and the costs associated with a remodel project of another TGI Friday’s location.

Franchise Fees

Franchise fees represent the value assigned to the franchise agreements in the regions acquired and to the licenses to operate the restaurants. These agreements provide for an initial term of 20 to 30 years, with two renewal terms of 10 years each. Franchise area goodwill represents goodwill allocated to the geographic area for developing purchased TGI Friday’s restaurants, and it qualifies as an intangible asset with a determinable life. These costs are being amortized on a straight-line basis over the life of the agreement and consist of the following (in thousands):

	Amortization Period	December 27, 2004	December 29, 2003
	(years)		(as restated)
Purchased Franchise Territories	20	$719	$769
Franchise fees and license costs	20-30	3,023	3,099
Less: Accumulated amortization		(1,321)	(1,177)
Total		$2,421	$2,691

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

 As of the date of adoption, January 2002, we had unamortized goodwill of $25,149,000 that was subject to the transition provisions of SFAS Nos. 141 and 142.  Accumulated amortization related to goodwill was $5,914,000 as of the date of adoption.

During 2002, we wrote off $1,160,000 of allocated goodwill associated with one closed location (Kansas City, MO) and two impaired locations (Palm Desert, CA and Citrus Heights, CA).  After this goodwill write-off, at December 30, 2002, we performed a valuation in accordance with SFAS No.142 for the purpose of determining the amount of goodwill impairment.  Based on the results of the valuation, no additional impairment was required.  Additionally, during 2002, we reclassified $994,000 of goodwill to purchased franchise territories, which is classified as an intangible asset that requires amortization under SFAS No.142.  Purchased franchise territories represents the estimated value we paid to acquire the franchise rights to develop restaurants in certain locations, at the date of original purchase.  As a result of these transactions, goodwill was $22,995,000 at the end of 2002.

During 2003, we wrote off $1,310,000 in allocated goodwill associated with one closed Redfish Grill and Bar (Denver, CO), one closed TGI Friday’s location (sale of Sacramento, CA), one impaired Bamboo Club location (Newport, KY), and one TGI Friday’s location that closed in October 2004 (Salinas, CA).  As a result of these transactions, goodwill was $21,685,000 at the end of 2003. At December 29, 2003, we performed a valuation in accordance with SFAS No.142 for the purpose of determining the amount of goodwill impairment.  Based on the results of the valuation, no additional impairment was required.

During 2004, we wrote off $430,000 in allocated goodwill associated with the closure of our Oakland, CA TGI Friday’s, where we elected not to renew a lease. As a result of this transaction, goodwill was $21,255,000 at the end of 2004.  We also wrote off $50,000 of the purchased franchise territory related to the closure of this location.  At December 27, 2004, we performed a valuation in accordance with SFAS No.142 for the purpose of determining the amount of goodwill impairment.  Based on the results of the valuation, no additional impairment was required.

Goodwill Allocated to Areas	December 27, 2004	December 29, 2003
		(as restated)
Acquisition of California TGI Friday’s	$9,460	$9,890
Acquisition of Midwest and Arizona TGI Friday’s	1,495	1,495
Acquisition of Redfish	300	300
Acquisition of Bamboo Club	10,000	10,000
Total	$21,255	$21,685

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 27, 2004	December 29, 2003
		(as restated)

Accrued payroll	$3,404	$4,033
Accrued property and sales tax	2,085	1,968
Accrued insurance	766	—
Accrued rent	6,112	5,171
Gift certificate liability	1,636	1,504
Lease Termination Fees	2,175	1,725
Royalty and Marketing Fees	1,265	1,237
Other accrued liabilities	1,817	1,912
Total	$19,260	$17,550

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

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing earnings (loss) available to common stockholders by the weighted average number of shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to stock or resulted in the issuance of stock that then shared in our earnings or losses.

For the years ended December 29, 2003 and December 30, 2002, the assumed exercise of outstanding stock options and warrants has been excluded from the calculations of diluted net loss per share as their effect is anti-dilutive.

We have calculated EPS in accordance with SFAS No. 128, Earnings Per Share. The following table sets forth basic and diluted EPS computations for the years ended December 27, 2004, December 29, 2003, and December 30, 2002 (in thousands, except per share amounts):

	2004			2003			2002
				(as restated)			(as restated)
	Per Share Net Income	Shares	Per Share Amount	Per Share Net Loss	Shares	Per Share Amount	Per Share Net Loss	Shares	Per Share Amount

Basic EPS	$953	14,642	$0.07	$(2,144)	14,179	$(0.15)	$(8,750)	14,105	$(0.62)
Effect of stock options and warrants	—	7	—	—	1	—	—	594	—
Anti-dilutive stock options and warrants	—	—	—	—	(1)	—	—	(594)	—
Diluted EPS	$953	14,649	$0.07	$(2,144)	14,179	$(0.15)	$(8,750)	14,105	$(0.62)

Segment Reporting

We have three operating segments that are managed based on our restaurant concepts, TGI Friday’s, Bamboo Club, Redfish, and Alice Cooper’stown. SFAS No. 131 allows for aggregation of similar operating segments into a single reportable operating segment if the components are considered similar under certain criteria.  The restaurants operate in the U.S. within the casual dining industry, providing similar products to similar customers.  The restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics.  Revenues from external customers are derived principally from food and beverage sales.  We do not rely on any major customers as a source of revenue. As a result of the foregoing, we believe that our restaurants meet the criteria supporting aggregation of all restaurants into one reporting unit.

However, because of each brands age and relative business maturity, and because of differing levels of marketing and brand recognition, each brand currently has somewhat different economic results.  Also, we do not allocate any cost of capital or general and administrative cost directly to the restaurants.

The following table reflects TGI Friday’s and Bamboo Club brand financial data for the year ended December 27, 2004 (dollar amounts in thousands):

	TGI Friday’s	Bamboo Club
Brand Revenues	$187,546	$26,106
Restaurant Operating Profit (loss)	$17,792	$(1,129)
Average Number of Restaurants	53.0	12.3
Average Annual Unit Volumes	$3,539	$2,122

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

	December 27, 2004	December 29, 2003	December 30, 2002
		(as restated)	(as restated)
	(In Thousands, Except Per Share Amounts)
Net Income (loss) as reported	$953	$(2,144)	$(8,750)
Employee stock compensation expense included in net income (loss), as reported Pro Forma Employee Compensation Expense	$(731)	$(944)	$(1,047)
Pro Forma net income (loss)	$222	$(3,088)	$(9,797)

Earnings (loss) per share:
Shares	14,649	14,179	14,105
As Reported-basic and diluted	$0.07	$(0.15)	$(0.62)
Pro Forma-basic and diluted	$0.02	$(0.21)	$(0.69)

The weighted average fair value at the date of grant for options granted during fiscal 2004, 2003, and 2002 were estimated using the Black-Scholes option pricing model with the following assumptions: weighted average risk-free interest rate of 3.03%, 3.00%, and 2.73%, respectively; weighted average volatility of 68.94%, 65.6%, and 53.7%, respectively; average life of the option of three years, four years, and four years, respectively; and weighted average dividend yield of 0.0% in all years.

Details regarding the options outstanding as of December 27, 2004 are as follows:

	Outstanding			Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.67 - $2.75	1,739,500	4.56 years	$2.17	1,390,512	$2.18
$2.76 - $4.00	1,242,918	4.91 years	$3.35	1,228,751	$3.35
$4.01 - $6.01	328,083	7.40 years	$4.78	220,162	$4.77
Total	3,310,501			2,839,425

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

In conjunction with the Bank of America development facility, we have an interest rate swap agreement with Bank of America, which fixes our base interest rate at 6.26% per annum on a notional amount of $12,500,000 from July 2002 through June 2014.  The swap qualifies as a cash flow hedge in accordance with SFAS No. 133, as amended. On a periodic basis, we adjust the fair market value of the swap on the consolidated balance sheet and offset the amount of the change to other comprehensive income (loss).  As of December 27, 2004 and December 29, 2003, the fair value of the hedge resulted in a liability of $1,162,473 and $1,471,893, respectively.

We have a second interest rate swap agreement with Bank of America.  This swap agreement effectively fixes our interest rate at 5.65% per annum (plus credit spread) on a notional amount of $10,700,000 from May 2002 through May 2012.  The swap qualifies as a cash flow hedge in accordance with SFAS No. 133, as amended. On a periodic basis, we adjust the fair market value of the swap on the consolidated balance sheet and offset the amount of the change to other comprehensive income (loss).  As of December 27, 2004 and December 29, 2003, the fair value of the hedge resulted in a liability of $682,569 and $911,798, respectively.

We also had a third interest rate swap agreement with Bank of America on a note held by CNL Funding with a remaining unpaid balance of $5,516,000.  The interest rate on the note, 9.457%, was the same as the interest rate to be received under the interest rate swap agreement.   On a quarterly basis, we adjusted the fair market value of the swap on the consolidated balance sheet and offset the amount of the change to other comprehensive income (loss).  As of December 29, 2003, the fair value of the hedge resulted in an asset of $330,582. During the period ended December 27, 2004, we terminated this interest rate swap agreement and recorded a gain of $178,000.

Comprehensive Income (Loss)	December 27, 2004	December 29, 2003	December 30, 2002
		(as restated)	(as restated)
Net Income (loss)	$953	$(2,144)	(8,750)
Other comprehensive income (loss), for the periods ended December 27, 2004, December 29, 2003, and December 30, 2002, respectively	208	451	(2,302)
Comprehensive income (loss)	$1,161	$(1,693)	$(11,052)

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

Other charges include write-offs of allocated goodwill, severance costs, lease and contract termination fees, professional service costs, and settlement of litigation. During fiscal years 2004, 2003, and 200, we recorded asset impairment charges and other as follows (in thousands):

	December 27, 2004	December 29, 2003	December 30, 2002

Long-lived asset impairments and other	$310	$3,051	$4,323
Write-off of goodwill allocated to closed orimpaired stores	—	905	1,160
Provision for severance.	—	300	—
Lease cancellation charges	875	500	2,060
Impairment of receivables (Management Agreement)	—	800	—
Write-down of land (El Paso, Texas)	200	350	400
Total impairment charges and other	$1,385	$5,906	$7,943

The long-lived asset impairment amount in the table above represents the net book value of the fixed assets that will not be recovered through regular operations, computed on a discounted cash flow basis.  The amount in 2004 is attributable primarily to the impairment of one Bamboo Club location.  The amount in 2003 is attributable primarily to impairments of two Bamboo Club locations and the closure of one Redfish location.  The amount in 2002 is attributable primarily of impairments related to six TGI Friday’s locations; three not yet built Bamboo Club locations; and one Redfish location.

Valuation Reserves

Valuation reserves for the years ended December 27, 2004, December 29, 2003, and December 30, 2002, consist of the following:

	Balance at Beginning of Period	Expense Recorded	Payments Made	Balance at End of Period
Reserve for legal settlement losses:
Year ended December 27, 2004	$—	$—	$—	$—
Year ended December 29, 2003	$—	$—	$—	$—
Year ended December 30, 2002	$34,000	$(30,000)	$(4,000)	$—

Insurance and claims reserves (prepaids):
Year ended December 27, 2004	$(73,108)	$5,992,668	$(5,153,298)	$766,262
Year ended December 29, 2003	$1,415,300	$6,694,400	$(8,182,808)	$(73,108)
Year ended December 30, 2002	$2,616,300	$9,629,935	$(10,830,935)	$1,415,300

3.               INCOME TAXES

Income tax expense (benefit) consists of the following (in thousands):

	Current	Deferred	Total
Year ended December 27, 2004:
U.S. Federal	$—	$—	$—
State and local	—	—	—
	$—	$—	$—
Year ended December 29, 2003:
U.S. Federal	$—	$—	$——
State and local	—	—	—
	$—	$—	$—
Year ended December 30, 2002:
U.S. Federal	$(341)	$1,536	$1,195
State and local	—	114	114
	$(341)	$1,650	$1,309

Deferred income taxes arise due to differences in the treatment of income and expense items for financial reporting and income tax purposes.  In the current year, we generated a net operating loss.  The effect of temporary differences and carryforwards that gave rise to deferred tax balances at December 27, 2004 and December 29, 2003, were as follows (in thousands):

Net Deferred Tax Assets/(Liabilities)	December 27, 2004	December 29, 2003
		(as restated)
	(In Thousands)
Temporary differences:
Basis differences in investments	$60	$558
Basis differences in depreciable and amortizable assets	(5,403)	(4,709)
Provision for estimated expenses	5,321	2,373
Revenue recognition	47	36
Interest rate swap	738	821
Tax carryforwards:
General business and AMT credits	5,631	5,791
Charitable contribution	—	7
Net operating loss and capital loss carryforwards	3,039	5,084
Valuation reserve	(9,433)	(9,961)
Total	$—	$—

At December 27, 2004, we had approximately $12,800,000 federal net operating and tax credit carryforwards to be used to offset future income for federal income tax purposes.  These carryforwards expire in the years 2011 to 2023. The net change in the total valuation allowance for the year ended December 27, 2004 and December 29, 20023, is the result of providing a full valuation allowance against all deferred tax assets because of the significant loss in 2002 and 2003.

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

	December 27, 2004	December 29, 2003	December 30, 2002
Statutory federal rate	34.0%	(34.0)%	(34.0)%
State taxes, net of federal benefit	—	—	1.3
Nondeductible expenses	1.92%	0.66	0.23
Expiration of capital loss	—	—	13.3
Change in valuation allowance	(35.92)	33.34	37.17
	0.0%	0.0%	18.0%

At December 27, 2004 and December 29, 2003, $91,000 and $384,000, respectively, of estimated income tax payments are included in prepaid expenses.

4.     LINE OF CREDIT

We had a $2.5 million, one-year revolving line of credit with a bank that expired in December 2004.  Subsequent to year end we entered into negotiations for a one-year renewal of this line.

5.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	Maturity Dates	Interest Rates as of December 27, 2004	Annual Principal Payments	December 27, 2004	December 29, 2003

CNL Term Loan II, secured by assets of 16 TGI Friday’s Restaurants	2012-13	9.457%	$1,176	$13,199	$14,375
Bank of America	2013-15	5.09%	961	15,085	16,046
Merrill Lynch	2007-10	5.21%	1,171	3,858	5,029
GE Capital	2006-14	5.91-6.31%	1,305	11,487	12,792
GMAC	2013	8.75-10.56%	988	2,454	3,442
Total			$5,601	46,083	51,684
Less current portion				(3,851)	(3,815)
Total				$42,232	$47,869

We had a $15 million financing commitment through GE Franchise Finance that expired in 2004 unused.

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

At December 27, 2004, we met all of the financial covenants, as amended, for all debt agreements.  All long-term debt is secured by certain assets of various restaurant locations.

Maturities of long-term debt, giving effect to the borrowings discussed above, were as follows at December 27, 2004 (in thousands):

2005	$3,851
2006	4,143
2007	4,424
2008	4,472
2009	4,833
Thereafter	24,360
Total	$46,083

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

The exercise price of all incentive stock options granted under the 2002 Plan must be at least equal to the fair market value of such shares as of the date of grant or, in the case of incentive stock options granted to a holder of 10% or more of the our common stock, at least 110% of the fair market value of such shares on the date of grant.  The plan administrator (currently the Board of Directors) sets the term of each stock option, but no incentive stock option may be exercisable more than 10 years after the date such option is granted.  We also have granted options under the 1990, 1995, and 1999 Incentive Stock Option Plans, all of which contain similar terms to the 2002 Plan.

On June 17, 2003, we issued approximately 291,250 options to directors, management, and key employees with an exercise price of $2.17 per share, the fair market value of our common stock on the date of grant.

We are also authorized to issue or have outstanding options under all of our unexpired stock option plans.  During 2004, we issued 22,500 stock options.

A summary of the status of our stock option plans at December 27, 2004, December 29, 2003, and December 30, 2002, and changes during the years then ended is presented in the table below:

	2004		2003		2002
	Shares	Wtd. Avg. Price	Shares	Wtd. Avg. Price	Shares	Wtd. Avg. Price

Options outstanding at beginning of period	3,857,754	$3.10	3,487,420	$3.30	3,234,497	$3.14
Granted	22,500	2.10	630,250	2.15	444,250	2.87
Exercised	—	—	—	—	(117,664)	3.26
Canceled	(569,753)	3.30	(259,916)	3.64	(73,663)	3.43
Options outstanding at end of period	3,310,501	2.87	3,857,754	3.10	3,487,420	3.30

Exercisable at end of period	2,839,425	2.89	2,828,254	3.12	2,624,780	3.03
Weighted average fair value of options granted		$1.42		$1.50		$3.04

Common Stock Warrants

As of December 29, 2003, we had 231,277 outstanding warrants to acquire our common stock with our lenders in connection with the issuances of previously paid-off debt.  These warrants expired in March 2004.

7.     COMMITMENTS AND CONTINGENCIES

Development Agreements

We are obligated under separate development agreements with TGI Friday’s Inc. to open 16 new TGI Friday’s restaurants through 2009.  The development agreements give TGI Friday’s Inc. certain remedies in the event we fail to timely comply with the development agreements, including the right, under certain circumstances, to terminate our exclusive rights to develop restaurants in the related franchised territory.  Our development territories include most of Arizona, Nevada, New Mexico, Southern California, and the El Paso metropolitan areas.  We anticipate building three to four new TGI Fridays during 2005 and we are currently negotiating for two new TGI Friday’s restaurant sites for 2006.

Franchise, License, and Marketing Agreements

In accordance with the terms of the TGI Friday’s restaurant franchise agreements, we are required to pay franchise fees of $50,000 ($25,000 for our Southern California locations) for each restaurant opened.  We also are required to pay a royalty of up to 4% of gross sales, although we have entered into California Development Incentive Agreement which will reduce a portion of these fees.  Royalty expense was approximately $7,510,000, $7,476,000, and $7,444,000 under these agreements during 2003, 2002, and 2001, respectively.  In addition, we could be required to spend up to 4% of gross sales on marketing.  Marketing expense for TGI Friday’s restaurant locations under these agreements was approximately $6,195,000, $5,250,000, and $4,772,000 during 2004, 2003, and 2002, respectively.

Operating Leases

We lease land and restaurant facilities under operating leases having terms (including option periods) expiring at various dates through October 2022.  The restaurant leases have from two to three renewal clauses of five years each at our option, and have provisions for contingent rentals based upon a percentage of gross sales.  Our minimum future lease payments as of December 27, 2004, were as follows (in thousands):

2005	$12,349
2006	12,614
2007	12,497
2008	12,050
2009	11,528
Thereafter	70,672
Total	$131,733

Rent expense during 2004, 2003, and 2002 was approximately $12.3 million, $12.5 million (as restated), and $12.1 million (as restated), respectively.  In addition, we paid contingent rentals of $840,000, $958,000, and $1,061,000 during 2004, 2003, and 2002, respectively.  The difference between rent expense and rent paid due to recording expenses on the straight-line method is included in other liabilities and deferred credits in the accompanying consolidated balance sheets.

Contingencies

In the normal course of business, we are named as a defendant in various claims and litigation matters.  From time to time, we are subject to routine contract, negligence, employment related, and other litigation in the ordinary course of business.

We are involved in two lawsuits filed on behalf of current employees, seeking damages, under California law, for both missed breaks and missed meal breaks the employees allege they did not receive. These lawsuits seek to establish a class action relating to our California operations. We intend to vigorously defend these lawsuits, both on the merits of the employees’ cases and the issues relating to class action status.

 The state of California initiated a sales tax audit of our restaurants and determined that the optional 15% gratuity added to checks for parties of eight or more should have been subject to sales tax and, as such, has assessed taxes and related penalties of initially approximately $900,000, but which have since been reduced to approximately $484,000.  We have vigorously contested this assessment. The first of various appeal conferences was held on November 13, 2003.  In February 2004, we were notified that our appeal was denied by the appeals officer.  We are in the process of preparing a second appeal to the full state of California Franchise Tax Board. We are unable to predict the outcome of this proceeding.

Other than the preceding, we are not subject to any pending litigation that we believe will have a material adverse effect on our business, financial condition, results of operations, or liquidity.

We are also subject, from time to time, to audit by various taxing authorities reviewing our income, property, sales, use, and payroll taxes.  We believe that any finding from such audits will not have a material impact on our financial condition, results of operations, or liquidity.

8.     BENEFIT PLANS

We maintain a 401(k) Savings Plan for all of our employees.  We currently match 50% of the participants’ contributions up to the first 4%.  Contributions made by us were approximately $234,000, $235,000, and $257,000, during 2004, 2003, and 2002, respectively.

9.     SUBSEQUENT EVENTS

Subsequent to the year ended December 27, 2004, we completed negotiations and entered into an agreement with the landlord of the Bamboo Club in Aventura, FL, to terminate the lease and we closed this restaurant on February 24, 2005.  We also completed negotiations and entered into an agreement with the landlord of the Bamboo Club in Newport, KY to terminate the lease and to close this restaurant on May 31, 2005.

Additionally, we completed negotiations and entered into an agreement with the landlord in Columbus OH, where we had not yet built a restaurant, to terminate the lease.

In February 2005, we paid $575,000 in lease termination fees for Aventura, FL and Columbus OH.