Form 10-Q
period 2005-03-28
MAIN STREET RESTAURANT GROUP, INC.
filed 2005-05-10
CIK 847466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2005

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

Yes ☐ No ☒

Number of shares of common stock, $.001 par value, of registrant outstanding at April 29, 2005: 16,967,509

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Data)

	March 28,	December 27,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,307	$5,593
Accounts receivable, net	1,799	1,208
Inventories	2,831	2,758
Prepaid expenses	661	477
Total current assets	16,598	10,036
Property and equipment, net	64,650	66,444
Other assets, net	1,743	1,804
Notes receivable, net	975	1,212
Goodwill	21,255	21,255
Franchise fees, net	1,783	1,815
Purchased franchise territories, net	604	606
Total assets	$107,608	$103,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,875	$3,851
Accounts payable	9,452	6,626
Other accrued liabilities	20,158	19,260
Total current liabilities	33,485	29,737
Long-term debt, net of current portion	41,149	42,232
Other liabilities and deferred credits	1,678	1,918
Total liabilities	76,312	73,887

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized; no shares issued and outstanding in 2005 and 2004	—	—
Common stock, $.001 par value, 25,000,000 shares authorized; 14,652,000 and 14,642,000 shares issued and outstanding in 2005 and 2004, respectively	15	15
Additional paid-in capital	55,059	54,927
Accumulated deficit	(22,351)	(23,812)
Unearned compensation-restricted stock	(116)	—
Accumulated other comprehensive loss	(1,311)	(1,845)
Total stockholders’ equity	31,296	29,285
Total liabilities and stockholders’ equity	$107,608	$103,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	(unaudited)
	March 28,	March 29,
	2005	2004
		(as restated)

Revenue	$61,432	$59,079

Restaurant operating expenses
Cost of sales	16,274	15,646
Payroll and benefits	18,582	18,419
Depreciation and amortization	2,101	2,075
Loss on Sale of Assets	259	—
Other operating expenses	19,086	18,179
Total restaurant operating expenses	56,302	54,319

Depreciation and amortization of intangible assets	218	162
Loss on Sale of Assets	16	—
General and administrative expenses	2,403	2,472
Preopening expenses	1	22
New manager training expenses	7	—

Operating income	2,485	2,104

Interest expense and other, net	914	974

Net income before income tax	1,571	1,130

Income tax expense	110	—

Net income	$1,461	$1,130

Basic earnings per share	$0.10	$0.08

Diluted earnings per share	$0.10	$0.08

Weighted average number of shares outstanding
— Basic	14,652	14,642

Weighted average number of shares outstanding
— Diluted	14,856	14,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended
	(unaudited)
	March 28,	March 29,
	2005	2004
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,461	$1,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,319	2,238
Amortization of note receivable discount	(14)	(13)
Loss on disposal of assets	259	—
Changes in assets and liabilities:
Accounts receivable, net	(591)	(104)
Inventories	(73)	57
Prepaid expenses	(184)	268
Other assets, net	23	(24)
Accounts payable	2,826	113
Other accrued liabilities and deferred credits	1,171	(500)
Cash provided by operating activities	7,197	3,165
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,365)	(1,742)
Cash received from the sale of assets	691	—
Cash received on note receivable	250	—
Cash used in investing activities	(424)	(1,742)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,059)	(950)
Cash used in financing activities	(1,059)	(950)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,714	473
CASH AND CASH EQUIVALENTS, BEGINNING	5,593	4,600
CASH AND CASH EQUIVALENTS, ENDING	$11,307	$5,073

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$2	$—
Cash paid during the period for interest	$960	$1,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 28, 2005

(Unaudited)

1.  Interim Financial Reporting

The accompanying condensed consolidated financial statements have been prepared without an independent audit pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments, consisting of normal recurring accruals and adjustments, which are, in our opinion, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.  For a complete description of the accounting policies, see our Annual Report on Form 10-K for the fiscal year ended December 27, 2004.

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

We operate on fiscal quarters of 13 weeks.   The results of operations for the three months ended March 28, 2005, are not necessarily indicative of the results to be expected for a full year.

2.              Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends prior statements to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. We did not adopt the fair value recognition method of recording stock-based employee compensation under SFAS No. 123, as amended by SFAS No. 148.  In 2004, the FASB issued a revision to SFAS No. 123 (“SFAS 123R”), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair value-based method and recording of such expense in our condensed consolidated statements of income.  In April 2005, the Securities and Exchange Commission adopted a rule delaying the effective date for recording the compensation expense in the statement of operations under SFAS 123R until the first quarter 2006.

Had compensation cost for stock options awarded under these plans been determined consistent with SFAS No. 123R, our net income and earnings per share would have reflected the following pro forma amounts (amounts in thousands except for per share data):

	Three Months Ended
	March 28,	March 29,
	2005	2004
		(as restated)
Net Income:
As Reported	$1,461	$1,130
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	139	215
Pro forma	$1,322	$915
Basic Earnings Per Share:
As Reported	$0.10	$0.08
Pro forma	$0.09	$0.06
Diluted Earnings Per Share:
As Reported	$0.10	$0.08
Pro forma	$0.09	$0.06
Weighted average shares used in computation:
Basic	14,652	14,642
Diluted	14,856	14,914

For options granted during fiscal 2004 the weighted average fair value at the date of grant for options granted was estimated using the Black-Scholes pricing model with the following assumptions.

Assumptions:	2004
Weighted average risk-free interest rate	3.06%
Weighted average volatility	48.41%
Expected life	3 years
Dividends	None

There were no stock options granted during the first quarter 2005. However, effective January 1, 2005, our board of directors, authorized us to grant 82,500 restricted shares to members of executive management, which have not yet been issued. These restricted shares vest ratably over 24 months from the date of grant and the fair market value of these shares, which was $132,825, will be amortized as compensation expense over the 24-month vesting period. During the quarter ended March 28, 2005, we recorded $16,603 in compensation expense related to these shares.  The fair market value of the restricted stock was based on the average of the year end and January 3, 2005 closing prices.

3.  Income Taxes

We did not record a federal income tax provision for the three months ended March 28, 2005 due to the utilization of net operating loss and tax credit carryforwards.  However, we recorded approximately $110,000 as an estimate of state and local income taxes.

4. Credit Facility

We have a $2.5 million one-year revolving line of credit with a bank.  At March 28, 2005, we had no outstanding amounts on this line.  However, this bank has issued a one year letter of credit (LOC) in the amount of $1.9 million to provide security under our 2004 workers’ compensation insurance program.  This LOC will be renewed at its expiration in July.  We expect the bank to issue an additional LOC for the 2005 worker’s compensation program. The amount available for borrowing under the line of credit is reduced by the amount of the LOCs.

5.  Comprehensive Income

Our comprehensive income consists of net income and adjustments to derivative financial instruments.  The components of other comprehensive income are as follows (in thousands):

	Three Months Ended
	March 28, 2005	March 29, 2004
		(as restated)

Net income	$1,461	$1,130
Change in fair value of interest rate swaps	534	(299)
Comprehensive income	$1,995	$831

6.  Earnings per Share

The following table sets forth basic and diluted earnings per share, or EPS, computations for the three months ended March 28, 2005, and March 29, 2004 (in thousands, except per share amounts):

	Three Months Ended
	March 28, 2005			March 29, 2004
				(as restated)
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic(1)	$1,461	14,652	$0.10	$1,130	14,642	$0.08
Effect of stock options and warrants.	—	204	—	—	272	—
Diluted	$1,461	14,856	$0.10	$1,130	14,914	$0.08

(1) Outstanding basic shares include the issuance of 10,313 (not in thousands) shares of restricted stock in the three months ended March 28, 2005.

For the three months ended March 28, 2005, approximately 2,214,167 of our outstanding stock options were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.  For the three months ended March 29, 2004, approximately 2,586,782 of our outstanding stock options and warrants were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

7.  Derivative Financial Instruments

As of March 28, 2005, we were participating in two derivative financial instruments for which fair value disclosure is required under Statement of Financial Accounting Standards No. 133, as amended.  The fair value liability of the interest rate swap agreements decreased during the quarter ended March 28, 2005, to $1,310,928 using “hedge accounting” per SFAS No. 133, as amended.

8.  Commitments and Contingencies

We are obligated under separate development agreements with TGI Friday’s Inc. to open 16 new TGI Friday’s restaurants through 2009.  The development agreements give TGI Friday’s Inc. certain remedies in the event we fail to timely comply with the development agreements, including the right, under certain circumstances, to terminate our exclusive rights to develop restaurants in the related franchised territory.  Our development territories include most of Arizona, Nevada, New Mexico, Southern California, and the El Paso metropolitan areas.  We anticipate building four new TGI Friday’s (two in Arizona and one each in NV and CA) during 2005 and three new restaurants in 2006. We are currently negotiating leases for two of the new TGI Friday’s restaurant sites for 2006, and all other leases for 2005 and 2006 sites have been signed.

We have been served with two lawsuits filed on behalf of current employees seeking damages, under California law, for both missed breaks and missed meal breaks the employees allege they did not receive.  These lawsuits seek to establish a class action relating to our California operations.  We are vigorously defending these lawsuits, both on the merits of the employees’ case and the issues relating to class action status.  We are unable to predict the outcome of these matters and, therefore, the accompanying condensed consolidated financial statements do not reflect any adjustments for the impact of an unfavorable outcome.

The state of California has an ongoing sales tax audit of our restaurants and determined that the 15% gratuity added to checks for parties of eight or more is a mandatory charge and should have been subject to sales tax, and as such, initially assessed taxes, interest and related penalties of approximately $900,000.   In September 2004, we were notified by the California State Board of Equalization that our assessment (including interest and penalties) was reduced to $484,000 as a result of additional information.  We have vigorously contested this assessment on the basis that the charge is an optional gratuity and is given to the server.  The first of various appeal conferences was held on November 13, 2003.  In February 2004, we were notified that our appeal was denied by the appeals officer.  We are in the process of preparing a second appeal to the full slate of California Franchise Tax Board.  We are unable to predict the outcome of this proceeding; therefore, the accompanying condensed consolidated financial statements do not reflect any adjustments for the impact of an unfavorable outcome.

9. Restatement of previously issued Financial Statements

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

The effect of the restatement for the period ended March 29, 2004 is an increase in deferred rent liability of approximately $47,000. Retained earnings and stockholders’ equity at the end of fiscal 2004 also decreased by approximately $47,000.  There is no material net impact on any of our deferred tax accounts.  Rent expense increased for each of the first three quarters of fiscal 2004, by approximately $47,000.    The restatement did not have any impact on diluted earnings per share for the period ended March 29, 2004 and did not have any impact on our previously reported cash flows, sales or same-store restaurant sales, or on our compliance with any covenant under any of our debt instruments.

10.  Segment Information

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

Restaurant level operating profit (ROP) includes all restaurant-specific revenues and direct costs of operations, including royalties and marketing costs paid to Carlson Restaurants Worldwide, Inc. on behalf of the TGI Friday’s brand.  Restaurant level EBITDA (earnings before interest, taxes, depreciation and amortization) represents restaurant level cash flow, adding depreciation and amortization to ROP.

TGI Friday’s Brand

The following table represents TGI Friday’s brand information for the three months ended March 28, 2005 and March 29, 2005, respectively, (dollar amounts in thousands):

	2005	2004
Brand Revenues for the Quarter	$51,756	$48,789
Restaurant Operating Profit	$5,701	$4,657
Restaurant Level Cash Flow (EBITDA)	$7,275	$6,208

Average Number of Restaurants	52.0	54.0
Average Quarterly Unit Volumes	$995	$976

Bamboo Club Brand

The Bamboo Club concept is significantly less mature than our TGI Friday’s brand and the marketing and advertising support is dramatically lower.  Operating costs are higher, especially for labor, in the initial two-year period as a restaurant adjusts to its local market conditions and customer expectations.

Because of the relative maturity of the Bamboo Club brand prior year comparisons are not meaningful.  Therefore, we will only display Bamboo Club financial data on a current period basis.

	Brand	Open Over	Open Under	Underperforming (a)
	Totals	2 years	2 years
Brand Revenues for the Quarter	$7,045	$4,807	$1,847	$391
Restaurant Operating Profit	$(542)	$136	$(478)	$(200)
Restaurant Level Cash Flow (EBITDA)	$(1)	$478	$(286)	$(193)

Average Number of Restaurants	12.6	7.0	4.0	1.6
Average Quarterly Unit Volumes	$559	$687	$462	$244

(a) Represents the two locations of Newport, KY and Aventura (Miami), FL that have struggled financially since opening. We closed the restaurant in Aventura on February 24, 2005 and expect to close the location in Newport, KY on May 31, 2005. At December 27, 2004, we recorded lease termination fees for Aventura and Newport KY in the amount of  $300,000 and $200,000, respectively, and recorded impairment charges of $300,000 for the Aventura location.

11.  Subsequent Events

We were notified by John C. Metz that because of his commitment to his other business interests he would not stand for re-election to the board of directors after his current term expires on June 8, 2005. On April 14, 2004, we received a letter from Bart A. Brown Jr. wherein Mr. Brown resigned effective immediately from the board of directors.

On April 28, 2005, we entered into an agreement where we sold to CIC-MSRG LP 2,325,581 shares of our common stock and warrants to purchase an additional 581,395 shares of our common stock.

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements, including statements regarding our business strategies, our business, and the industry in which we operate. These forward-looking statements are based primarily on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These forward-looking statements include those regarding anticipated restaurant openings, anticipated costs and sizes of future restaurants, and the adequacy of anticipated sources of cash to fund our future capital requirements. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in our Form 10-K for the year ended December 27, 2004, as filed with the Securities and Exchange Commission.  Words such as “believes,” “anticipates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Overview

At March 28, 2005, we owned and managed 52 TGI Friday’s restaurants, owned 12 Bamboo Club-Asian Bistro restaurants (we closed one Bamboo Club restaurant during the first quarter and expect to close another Bamboo Club location on May 31, 2005), and owned four Redfish Seafood Grill and Bar restaurants.  In addition, we own and operate one Alice Cooper’stown restaurant in Cleveland, Ohio, pursuant to a license agreement we entered into with Celebrity Restaurants, L.L.C., the owner of the exclusive rights to operate Alice Cooper’stown restaurants and which operates one such restaurant in Phoenix, Arizona.

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

Our strategy is to capitalize on the brand name recognition and goodwill associated with TGI Friday’s restaurants and expand our restaurant operations through development of additional TGI Friday’s restaurants in our existing development territories and at the same time reduce our level of long-term debt. We have suspended the development of any additional Bamboo Club-Asian Bistro restaurants at this time due to the limited capital available to us.

During the first quarter of 2005 we did not open any new locations for any brand.  However, we began construction of one new TGI Friday’s (Surprise, AZ) scheduled for opening in mid 2005, and plan to construct and open three additional TGI Friday’s (Phoenix, AZ, Las Vegas, NV, and Rancho Cucamonga, CA) by the end of  2005.  Leases have been signed for all of these four new TGI Friday’s locations.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require us to make our most difficult, subjective, or complex judgments, form the basis for the accounting policies deemed to be most critical to our operations.  These critical accounting policies relate to the valuation and amortizable lives of long-lived assets, asset write-offs or asset impairments, goodwill, and other identifiable intangible assets, valuation of deferred tax assets, reserves related to self-insurance for workers’ compensation and general liability (included in Other Liabilities on the Balance Sheet), and recognition of stock-based employee compensation.  For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended December 27, 2004, included in our Annual Report on Form 10-K.  These policies are summarized as follows:

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

(4) We use the method of accounting for employee stock options allowed under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB25”), and have adopted the disclosure provisions of SFAS No.123, which requires pro forma disclosure of the impact of using the fair value at date of grant method of recording stock-based employee compensation. In 2004, the Financial Accounting Standards Board (“SFAS”) issued Statement of Financial Accounting Standards 123-revised 2004 (“SFAS 123R”) “Share-Based Payment,” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB 25. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair value-based method and the recording of such expense in our consolidated statements of operations. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates of FASB Statement No. 123R. Under the new rule, we are required to adopt SFAS 123R’s provisions at the beginning of our first annual period beginning after June 15, 2005.

We believe our estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

Results of Operations

The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

	Three Months Ended
	March 28, 2005	March 29, 2004

Revenue	100.0%	100.0%

Restaurant Operating Expenses:
Cost of sales	26.5	26.5
Payroll and benefits	30.2	31.2
Depreciation and amortization	3.4	3.5
Other operating expenses	31.1	30.8
Total restaurant operating expenses	91.6	91.9

Other Operating Expenses:
Depreciation and amortization of intangible assets	0.4	0.3
General and administrative expenses	3.9	4.2
Pre-opening expenses	—	—
New manager training expenses	—	—
Operating income	4.0	3.6
Interest expense and other, net	1.5	1.6
Net income before income taxes	2.6	1.9
Income taxes	0.2	—
Net income	2.4%	1.9%

Three months ended March 28, 2005 compared with three months ended March 29, 2004.

Revenues are exclusively derived from the sales of food and beverages at our restaurants.   Revenues for the three months ended March 28, 2005, increased by 3.9% to $61.4 million compared with $59.1 million for the comparable quarter in 2004.  Same-store sales increased 6.3% for the quarter ended March 28, 2005 compared with an increase of 5.0% for the comparable quarter in 2004.  The same-store sales increase was the result of an increase in guest counts and an increase in average check.

Cost of sales includes the cost of food and beverages and as a percentage of revenue was 26.5% for the three months ended March 28, 2005 and for the comparable quarter in 2004.  Our ability to maintain cost of sales with higher revenues was primarily the result of stronger supply chain buying efforts and negotiated contracting particularly in shrimp pricing. However, we continue to see increased costs for poultry and expect this trend to continue through 2005 as some of our contracts come to an end. These results were also attributable to promotional driven product mix changes in effect during the three months ended March 28, 2005, compared to the same period in 2004.

Payroll and benefit costs consist of restaurant management salaries, hourly payroll expenses, and other payroll related benefits, including employee healthcare.  Payroll and benefits expenses decreased as a percentage of revenue to 30.2% for the three months ended March 28, 2005 from 31.2% for the comparable quarter in 2004. This decrease was primarily the result of operational efficiencies and as a result of sales leverage.

Depreciation and amortization expense included in income from restaurant operations is comprised of depreciation of restaurant property and equipment and amortization of franchise fees and liquor licenses.  Depreciation and amortization expense as a percentage of revenue decreased to 3.4% for the three months ended March 28, 2005 from 3.5% for the comparable quarter in 2004.  Although we continue to incur additional depreciation expense as a result of regular asset acquisitions, the increases were offset by reduced depreciation related to the disposition of the assets of closed stores and from asset impairments since the first quarter in 2004.

Other operating expenses include various restaurant-level costs such as occupancy costs (rent, taxes and CAM), utilities, marketing costs and general liability and workers’ compensation costs.  Other operating expenses increased as a percentage of revenue to 31.1% for the three months ended March 28, 2005, from 30.8% for the comparable quarter in 2004.  The increased costs were principally due to higher marketing fees, which were 4.0% of sales in 2005 versus 3.5% of sales in 2004, paid to Carlson’s Restaurants Worldwide for the national TGI Friday’s advertising campaign, and higher percentage rent expense as a result of revenue increases over the same period in 2004.   Our utilities and workers’ compensation costs remained relatively flat period over period.

Depreciation and amortization of intangibles is comprised of depreciation of corporate property and equipment and amortization of bank financing fees and purchased franchise territories, as applicable. Depreciation and amortization of intangibles increased to 0.4% of revenue for the three months ended March 28, 2005 compared with 0.3% for the comparable quarter in 2004.  This increase was the result of additional depreciation expense related to the partial implementation of our new ERP system.

General and administrative expenses are costs associated with corporate and administrative functions that support new restaurant development and restaurant operations, and provide administrative infrastructure.  These costs consist primarily of management and staff salaries, employee benefits, travel, legal and professional fees, and technology support.  For the three months ended March 28, 2005, general and administrative expenses decreased as a percentage of revenue to 3.9% from 4.2% for the comparable quarter in 2004.  Although we experienced slightly higher legal and technology related support costs and higher costs related to compliance with the Sarbanes-Oxley Act, these expenses were offset by lower travel expenses and as a result of sales leverage.

Preopening expenses are costs incurred prior to opening a new restaurant and consist primarily of manager salaries and relocation and training costs.  Historically, we have experienced variability in the amount and percentage of revenues attributable to preopening expenses.  We typically incur the most significant portion of preopening expenses associated with a given restaurant in the two months immediately preceding opening and in the month the restaurant opens. Preopening expenses as a percentage of revenue remained flat for the quarter ended March 28, 2005 and for the comparable period in 2004 as a result of the timing of new store openings.

New manager training expenses are those costs incurred in training newly hired or promoted managers for new restaurants.  New manager training expenses were insignificant for the period ended March 28, 2005 and for the comparable period in 2004 as a result of the timing of new store openings.

Interest expense decreased by $60,000 to 1.5% of revenue for the three months ended March 28, 2005, from 1.6% for the comparable quarter in 2004. The interest expense decrease was attributable to slightly lower overall interest rates and a lower level of debt.

We did not record a Federal income tax provision during the period ended March 28, 2005 or the comparable quarter in 2004 due to the utilization of operating loss and tax credit carryforwards.  We recorded approximately $110,000 for  state and local income tax expense.

Liquidity and Capital Resources

Our current liabilities exceed our current assets due in part to cash expended on our development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days.  At March 28, 2005, we had a working capital deficit of approximately $16.9 million and a cash balance of $11 million compared with a working capital deficit of $19.7 million and a cash balance of $6 million at December 27, 2004.  We believe our cash flow is sufficient to pay our obligations as they come due in the ordinary course.

We use cash primarily to fund operations, pay debt principal and interest, and develop and construct new restaurants.  Net cash used in investing activities was $453,000 for the three months ended March 28, 2005 compared with $1.7 million for the comparable period in 2004.  We used cash primarily to fund property and equipment purchases for new restaurant development, and to fund our technology initiative as well as our maintenance capital (monies invested to improve, upgrade, or replace restaurant equipment and facilities).

As of March 28, 2005, we had long-term debt of $45.0 million, including a current portion of $3.9 million.

We have a $2.5 million one-year revolving line of credit with a bank.  At March 28, 2005, we had no outstanding amounts on this line.  However, this bank has issued a one year letter of credit (LOC) in the amount of $1.9 million to provide security under our 2004 workers’ compensation insurance program.  This LOC will be renewed at its expiration in July.  We expect the bank to issue an additional LOC for the 2005 worker’s compensation program. The amount available for borrowing under the line of credit is reduced by the amount of the LOC’s.

All of our loan agreements contain various financial covenants that are measured at the end of each quarter.  Primarily, there are two key covenants we must meet.  Several loan agreements incorporate a fixed charge coverage test, which requires us to produce a level of earnings before interest, taxes, depreciation, and amortization and other unusual gains or losses (EBITDA) in excess of principal and interest under our debt obligations during rolling twelve-month periods.  Other loan agreements modify this covenant to include rent expense.  Many of our loan documents also limit the amount of long-term debt we can borrow based on trailing levels of EBITDA.  At March 28, 2005, we met all of the financial covenants for all debt agreements.

From time to time, we may enter into interest rate swap agreements with certain financial institutions for the purpose of adjusting our ratio of fixed rate debt over a certain period of time at varying notional amounts.  At March 28, 2005 there were $19.6 million in net notional amounts of interest rate swap agreements outstanding that carried a weighted average interest rate of 6.0%.  The effective amount of interest we pay on the notional amounts of these swap agreements is calculated using the interest rate of the swap against the notional amount of each swap.  These swaps effectively adjust the ratio of fixed rate debt to 82% of total outstanding debt.

Based on limitations as a result of our debt covenants, we had no significant borrowing capabilities under any of our debt agreements at March 28, 2005.  We believe, however, that our current cash resources, our line of credit, expected cash flows from operations, and cash received from the sale of assets, if any, will be sufficient to fund our planned development during the remainder of 2005.  We may need to obtain capital to fund additional growth beyond 2005.  Potential sources of such capital include bank financing, strategic alliances, sales of certain assets, and additional offerings of our equity or debt securities.  We cannot provide assurance that such capital will be available from these or other potential sources.

Effective as of April 28, 2005, we sold 2,325,581 shares of our common stock and warrants to purchase 581,395 shares of our common stock to a private equity investor, CIC-MSRG LP and received a capital infusion of $5 million. This capital will allow us to accelerate our debt reduction, fund our long-term development plan and accelerate our TGI Friday’s remodel program.

We lease all of our restaurants with terms ranging from 10 to 20 years, with various renewal options of 10 to 20 years.  Our future debt, lease, and purchase obligations are summarized by year as follows (in thousands):

Contractual Obligations and Commitments:

		Less than	One to three	Three to five	Greater than
	Total	one year	years	years	five years
Debt Maturities	$45,024	$3,875	$8,586	$9,416	$23,147
Minimum Lease Commitments	147,770	12,448	25,369	25,502	84,451
Purchase Commitments	—	—	—	—	—-
Total	$192,794	$16,323	$33,955	$34,918	$107,598

Minimum lease commitments represent operating leases on our restaurant locations. We have no other off-balance sheet financings. A default under a lease agreement could result in damages or the acceleration of amounts due under the lease.

Not included in the above amounts are new restaurant development capital commitments to build 16 new TGI Friday’s restaurants through 2009.  Although the cost to build can vary greatly depending on many factors and financing scenarios, the average estimated cost per restaurant is $2.5 million.  We expect to incur approximately $9.2 million to build the four restaurants we plan to open during 2005.

During 2004 we entered into agreements for the cancellation of two Bamboo Club locations and the cancellation of a lease commitment where we have not yet built a restaurant and accrued approximately $875,000 in lease cancellation fees associated with these agreements.  During the quarter ended March 28, 2005, we paid $470,000 of the accrued lease termination fees and expect to pay the remaining amount during the second quarter of 2005.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 28, 2005, we were participating in two derivative financial instruments for which fair value disclosure is required under Statement of Financial Accounting Standards No. 133, as amended.  The fair value liability of the interest rate swap agreements increased to $1,310,928 using “hedge accounting” per SFAS No. 133, as amended.

Our market risk exposure is limited to interest rate risk associated with our credit instruments.  We incur interest on loans made at variable interest rates in the range of 2.65% to 3.75% over “30-Day LIBOR” rates.  On March 28, 2005, we had outstanding borrowings on these loans of approximately $28 million.  Our net interest expense for the three-month period ended March 28, 2005 was $914,000.   A one percent variation in any of the variable rates would have increased or decreased our total interest expense by approximately $70,000 for the three-month period ended March 28, 2005.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We have been served with two lawsuits filed on behalf of current employees seeking damages, under California law, for both missed breaks and missed meal breaks the employees allege they did not receive.  These lawsuits seek to establish a class action relating to our California operations.  We are vigorously defending these lawsuits, both on the merits of the employees’ case and the issues relating to class action status.  We are unable to predict the outcome of these matters, and the amounts, if any, that would be recorded upon settlement.

The state of California has an ongoing sales tax audit of our restaurants and determined that the 15% gratuity added to checks for parties of eight or more is a mandatory charge and should have been subject to sales tax, and as such,  initially assessed taxes, interest and related penalties of approximately $900,000.  In September 2004, we were notified by the California State Board of Equalization that our assessment (including interest and penalties) was reduced to $484,000 as a result of additional information.  We have vigorously contested this assessment on the basis that the charge is an optional gratuity and is given to the server.  The first of various appeal conferences was held on November 13, 2003.  In February 2004, we were notified that our appeal was denied by the appeals officer.  We are in the process of preparing a second appeal to the full slate of California Franchise Tax Board.  We are unable to predict the outcome of this proceeding and, therefore, the accompanying condensed consolidated financial statements do not reflect any adjustment for the impact of an unfavorable outcome.

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

Main Street Restaurant Group, Inc.

Dated: May 10, 2005	/s/ William G. Shrader
William G. Shrader
President and Chief Executive Officer

Dated: May 10, 2005	/s/ Michael Garnreiter
Michael Garnreiter
Executive Vice President, Chief Financial Officer,
and Treasurer