Form 10-Q
period 2005-06-27
MAIN STREET RESTAURANT GROUP, INC.
filed 2005-08-10
CIK 847466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2005

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
Yes ☐   No  ☒

Number of shares of common stock, $.001 par value, of registrant outstanding at August 5, 2005: 16,967,509

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Data)

	June 27,	December 27,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,529	$5,593
Accounts receivable, net	861	1,208
Inventories	2,769	2,758
Prepaid expenses	600	477
Total current assets	19,759	10,036
Property and equipment, net	64,373	66,444
Other assets, net	1,711	1,804
Notes receivable, net	989	1,212
Goodwill	21,255	21,255
Franchise fees, net	1,751	1,815
Purchased franchise territories, net	593	606
Total assets	$110,431	$103,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,894	$3,851
Accounts payable	4,141	6,626
Other accrued liabilities	22,672	19,260
Total current liabilities	30,707	29,737
Long-term debt, net of current portion	40,194	42,232
Other liabilities and deferred credits	2,148	1,918
Total liabilities	73,049	73,887

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized; no
shares issued and outstanding in 20045and 2004	--	--
Common stock, $.001 par value, 25,000,000 shares authorized;
16,967,510 and 14,642,000 shares issued and outstanding in 2005
and 2004, respectively	17	15
Additional paid-in capital.	59,928	54,927
Accumulated deficit	(20,801)	(23,812)
Unearned compensation-restricted stock	(100)	-
Accumulated other comprehensive loss	(1,662)	(1,845)
Total stockholders' equity	37,382	29,285
Total liabilities and stockholders' equity	$110,431	$103,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	(unaudited)
	June 27,	June 28,
	2005	2004
		(as restated)

Revenue	$61,670	$56,610

Restaurant operating expenses
Cost of sales	16,164	14,902
Payroll and benefits	18,739	17,639
Depreciation and amortization	2,240	2,187
Loss on Sale of Assets	73	36
Other operating expenses	19,302	17,790
Total restaurant operating expenses	56,518	52,554

Depreciation and amortization of intangible assets	234	186
(Gain) Loss on Sale of Assets	(39)	11
General and administrative expenses	2,449	2,187
Preopening expenses	31	1
New manager training expenses	3	-

Operating income	2,474	1,671

Interest expense and other, net	924	800

Net income before income tax	1,550	871

Income tax expense	-	50

Net income	$1,550	$821

Basic earnings per share	$0.10	$0.06

Diluted earnings per share	$0.09	$0.06

Weighted average number of shares outstanding
-- Basic	16,017	14,642

Weighted average number of shares outstanding
-- Diluted	16,721	14,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Six Months Ended
	(unaudited)
	June 27,	June 28,
	2005	2004
		(as restated)

Revenue	$123,103	$115,689

Restaurant operating expenses
Cost of sales	32,438	30,548
Payroll and benefits	37,321	36,058
Depreciation and amortization	4,341	4,262
Loss on disposal of assets	332	100
Other operating expenses	38,389	35,904
Total restaurant operating expenses	112,821	106,872

Depreciation and amortization of intangible assets	452	349
(Gain )loss on disposal of assets	(23)	13
General and administrative expenses	4,852	4,658
Preopening expenses	32	23
New manager training expenses	10	-

Operating income	4,959	3,774

Interest expense and other, net	1,838	1,774

Net income before income tax	3,121	2,000

Income tax expense	110	50

Net income	$3,011	$1,950

Basic earnings per share	$0.20	$0.13

Diluted earnings per share	$0.19	$0.13

Weighted average number of shares outstanding
-- Basic	15,335	14,642

Weighted average number of shares outstanding
-- Diluted	16,008	14,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	(unaudited)
	June 27,	June 28,
	2005	2004
		(as restated)
CASH FLOWS FROM: OPERATING ACTIVITIES:
Net income	$3,011	$1,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,793	4,611
Amortization of note receivable discount	(29)	(28)
Gain on settlement of interest rate swap	-	(178)
Loss on disposal of assets	221	-
Changes in assets and liabilities:
Accounts receivable, net	347	237
Inventories	(11)	176
Prepaid expenses	(123)	207
Other assets, net	17	(15)
Accounts payable	(2,353)	(1,063)
Other accrued liabilities and deferred credits	3,726	966
Cash provided by operating activities	9,599	6,863
CASH FLOWS FROM: INVESTING ACTIVITIES:
Additions to property and equipment	(3,480)	(4,059)
Cash received from the sale of assets	691	-
Cash received on note receivable	250	-
Cash used in investing activities	(2,539)	(4,059)
CASH FLOWS FROM: FINANCING ACTIVITIES:
Proceeds received on settlement of interest rate swap	-	178
Proceeds received from the exercise of stock options	3	-
Net proceeds received from the sale of stock	4,868	-
Principal payments on long-term debt	(1,995)	(2,331)
Cash used in financing activities	2,876	(2,153)

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,936	651
CASH AND CASH EQUIVALENTS, BEGINNING	5,593	4,600
CASH AND CASH EQUIVALENTS, ENDING	$15,529	$5,251

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$1,843	$1,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 27, 2005
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

We operate on fiscal quarters of 13 weeks. The results of operations for the three and six months ended June 27, 2005, are not necessarily indicative of the results to be expected for a full year.

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

Had compensation cost for stock options awarded under these plans been determined consistent with SFAS No. 123, our net income and earnings per share would have reflected the following pro forma amounts (amounts in thousands except for per share data):

	Three Months Ended		Six Months Ended

	June 27, 2005	June 28, 2004	June 27, 2005	June 28, 2004
		(as restated)		(as restated)
Net Income:
As Reported	$1,550	$821	$3,011	$1,950
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	106	202	245	215
Pro forma	$1,444	$619	$2,766	$1,735
Basic Earnings Per Share:
As Rported	$0.10	$0.06	$0.20	$0.13
Pro forma	$0.09	$0.04	$0.18	$0.12
Diluted Earnings Per Share:
As Reported	$0.09	$0.06	$0.19	$0.13
Pro forma	$0.09	$0.04	$0.17	$0.12
Weighted average shares used in computation:
Basic	16,017	14,642	15,335	14,642
Diluted	16,721	14,681	16,008	14,767

For options granted during fiscal 2004 the weighted average fair value at the date of grant for options granted was estimated using the Black-Scholes pricing model with the following assumptions.

Assumptions:	2004
Weighted average risk-free interest	3.06%
Weighted average volatility	48.41%
Expected life	3 years
Dividends	None

There were no stock options granted during the first or second quarters in 2005. However, effective January 1, 2005, our board of directors, authorized us to grant 82,500 restricted share units to members of executive management, which restricted shares have not yet been issued. These restricted shares vest ratably over 24 months from the date of grant and the fair market value of these shares, which was $132,825, will be amortized as compensation expense over the 24-month vesting period. During the six months ended June 27, 2005, we recorded approximately $32,000 in compensation expense related to these shares. The fair market value of the restricted stock units was based on the average of the year end and January 3, 2005 closing prices.

3.	Income Taxes

We did not record a federal income tax provision for the six-month periods ended June 27, 2005 or June 28, 2004 due to the utilization of net operating loss and tax credit carryforwards. During the six-month periods ended June 27, 2005 and June 28, 2004, we recorded approximately $110,000 and $50,000, respectively, as an estimate of state and local income taxes.

4.	Credit Facility

We have a $2.5 million one-year revolving line of credit with a bank. At June 27, 2005, we had no outstanding amounts on this line. However, this bank has issued letters of credit (LOC) totaling $2.5 million to provide security under our 2004 and 2005 workers’ compensation insurance program. The amount available for borrowing under the line of credit is reduced by the amount of the LOCs.

Subsequent to the quarter ended June 27, 2005, we signed a commitment letter with a bank to refinance approximately 70% of our debt. If the refinancing is completed, deferred financing fees and estimated prepayment penalties of up to $1.5 million will be recorded as a charge to expense. In addition, our remaining two interest rate swaps will no longer be a hedge, and the underlying liability (which at June 27, 2005 was $1,662,386) will also be expensed.

5.	Comprehensive Income

Our comprehensive income consists of net income and adjustments to derivative financial instruments. The components of other comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 27, 2005	June 28, 2004	June 27, 2005	June 28, 2004
				(as restated)

Net income	$1,550	$821	$3,011	$1,950
Change in fair value of interest rate swaps	(351)	687	183	388
Comprehensive income	$1,199_	$1,508_	$3,194_	$2,388

6.	Earnings per Share

The following table sets forth basic and diluted earnings per share, or EPS, computations for the three and six months ended June 27, 2005, and June 28, 2004 (in thousands, except per share amounts):

	Three Months Ended
	June 27, 2005			June 28, 2004
				(as restated)
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$1,550	16,017	$0.10	$821	14,642	$0.06
Effect of stock options and warrants	--	704	(.01)	--	39	--
Diluted	$1,550	16,721	$0.09	$821	14,681	$0.06

	Six Months Ended
	June 27, 2005			June 28, 2004
				(as restated)
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$3,011	15,335	$0.20	$1,950	14,642	$0.13
Effect of stock options and warrants	--	673	(.01)	--	125	--
Diluted	$3,011	16,008	$0.19	$1,950	14,767	$0.13

For both the three and six months ended June 27, 2005, approximately 508,083 of our outstanding stock options were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. For the three and six months ended June 28, 2004, approximately 2,694,000 and 2,733,000, respectively, of our outstanding stock options and warrants were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

7.	Derivative Financial Instruments

As of June 27, 2005, we were participating in two derivative financial instruments for which fair value disclosure is required under Statement of Financial Accounting Standards No. 133, as amended. The fair value liability of the interest rate swap agreements increased during the quarter ended June 27, 2005, to $1,662,386 using “hedge accounting” per SFAS No. 133, as amended. If the bank refinance is successful as discussed in Note 4, the “hedge accounting” may no longer apply triggering this fair value liability to be recorded as an expense.

8.	Equity Transactions

On April 28, 2005, we sold 2,325,581 shares of common stock at $2.15 per share and issued 581,395 warrants to purchase shares at $3.01 per share to Dallas-based CIC Partners LP, a private equity fund. The proceeds before expenses were approximately $5.0 million, are earmarked to reduce debt and fund future TGI Friday's development.

9.	Commitments and Contingencies

We are obligated under separate development agreements with TGI Friday’s Inc. to open 16 new TGI Friday's restaurants through 2009. The development agreements give TGI Friday’s Inc. certain remedies in the event we fail to timely comply with the development agreements, including the right, under certain circumstances, to terminate our exclusive rights to develop restaurants in the related franchised territory. Our development territories include Arizona, Nevada, New Mexico, Southern California, and the El Paso metropolitan areas. Subsequent to the quarter ended June 27, 2005, we opened a TGI Friday’s in Surprise, AZ. We will begin construction on two to three additional TGI Friday’s locations (one in Arizona and one each in NV and CA) slated to open in 2005 and plan to open three additional new restaurants in 2006. All leases for new TGI Friday’s restaurant sites for both 2005 and 2006 have been signed.

We have been served with two lawsuits filed on behalf of current employees seeking damages, under California law, for both missed breaks and missed meal breaks the employees allege they did not receive. These lawsuits seek to establish a class action relating to our California operations. We have been vigorously defending these lawsuits, both on the merits of the employees’ case and the issues relating to class action status. Recently in one of the suits the court granted class action status, although our attorney strenuously objected to this decision, which will be vigorously contested through the course of the litigation. We are unable to predict the outcome of these matters, and the amounts, if any, that would be recorded upon settlement or judgment, but such sums could be substantial.

The state of California has an ongoing sales tax audit of our restaurants and determined that the 15% gratuity added to checks for parties of eight or more is a mandatory charge and should have been subject to sales tax, and as such, has assessed taxes, interest and related penalties of approximately $484,000. We continue to vigorously contest this assessment on the basis that the charge is an optional gratuity and is given to the server. The first of various appeal conferences was held on November 13, 2003. In February 2004, we were notified that our appeal was denied by the appeals officer. We are in the process of preparing a second appeal to the full slate of California Franchise Tax Board. We are unable to predict the outcome of this proceeding; therefore, the accompanying condensed consolidated financial statements do not reflect any adjustments for the impact of an unfavorable outcome.

10.	Restatement of previously issued Financial Statements

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

The effect of the restatement for the three and six month periods ended June 28, 2004 is an increase in deferred rent liability of approximately $47,000, in each period. Retained earnings and stockholders’ equity for the three and six month periods ended June 28, 2004 will also be decreased by approximately $47,000, respectively, There is no material net impact on any of our deferred tax accounts. Rent expense increased for each of the first two quarters of fiscal 2004, by approximately $47,000. The restatement did not have any impact on diluted earnings per share for the three month period ended June 28, 2004 but reduced diluted earnings per share by $0.01 for the six month period ended June 28, 2004. The restatement did not have any impact on our previously reported cash flows, sales or same-store restaurant sales, or on our compliance with any covenant under any of our debt instruments.

11.	Segment Information

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

TGI Friday’s Brand

The following table represents TGI Friday’s brand information for the three and six months ended June 27, 2005 and June 28, 2004, respectively, (dollar amounts in thousands):

	Three Months Ended June 27, 2005	Three Months Ended June 28 , 2004	Six Months Ended June 27, 2005	Six Months Ended June 28, 2004
Brand Revenues	$52,456	$47,686	$104,416	$97,143
Restaurant Operating Profit	$5,419	$4,009	$11,123	$8,581
Restaurant Level Cash Flow (EBITDA)	$7,050	$5,633	$14,327	$11,757

Average Number of Restaurants	52.3	53.0	52	52.5
Average Quarterly Unit Volumes	$1,003	$900	$2,008	$1,850

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

	Three Months Ended June 27, 2005
	Brand Totals	Open Over 2 years	Open Under 2 years	Underperforming (a)
Brand Revenues for the Quarter	$6,683	$5,868	$682	$133
Restaurant Operating Profit	$(846)	$(227)	$(444)	$(172)
Restaurant Level Cash Flow (EBITDA)	$(326)	$142	$(358)	$(110)

Average Number of Restaurants	12	9	2	1
Average Quarterly Unit Volumes	$557	$652	$341	$133

	Six Months Ended June 27, 2005
	Brand Totals	Open Over 2 years (b)	Open Under 2 years	Underperforming (a)
Brand Revenues for the Quarter	$13,728	$11,862	$1,342	$524
Restaurant Operating Profit	$(1,390)	$(167)	$(851)	$(372)
Restaurant Level Cash Flow (EBITDA)	$(327)	$645	$(668)	$(304)

Average Number of Restaurants	12.2	7.5	3.5	1.2
Average Quarterly Unit Volumes	$1,125	$1,581	$383	$437

(a) Represents the two locations of Newport, KY and Aventura (Miami), FL that have struggled financially since opening. We closed the restaurant in Aventura on February 24, 2005 and closed the restaurant in Newport, KY on May 31, 2005. All lease termination fees and impairment charges were recorded in the year ended December 27, 2004.
(b) During the second quarter 2005, two locations, Novi Michigan and Desert Ridge, Arizona Transferred to the over 2 years category

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements, including statements regarding our business strategies, our business, and the industry in which we operate. These forward-looking statements are based primarily on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These forward-looking statements include those regarding anticipated restaurant openings, anticipated costs and sizes of future restaurants, and the adequacy of anticipated sources of cash to fund our future capital requirements. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in our Form 10-K for the year ended December 27, 2004, as filed with the Securities and Exchange Commission. Words such as “believes,”“anticipates,”“expects,”“intends,”“plans” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Overview

At June 27, 2005, we owned and managed 53 TGI Friday’s restaurants, owned 11 Bamboo Club-Asian Bistro restaurants (we closed one Bamboo Club restaurant during the first quarter and closed another Bamboo Club location during the second quarter of 2005), and owned four Redfish Seafood Grill and Bar restaurants. In addition, we own and operate one Alice Cooper’stown restaurant in Cleveland, Ohio, pursuant to a license agreement we entered into with Celebrity Restaurants, L.L.C., the owner of the exclusive rights to operate Alice Cooper’stown restaurants and which operates one such restaurant in Phoenix, Arizona.

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

During the quarter ended June 27, 2005, we completed construction on our newest TGI Friday’s restaurant located in Surprise, AZ, which opened in July 2005. In addition, we closed a Bamboo Club location in Newport, KY, for which we had previously impaired and recorded lease cancellation charges, and we re-acquired a TGI Friday’s in Omaha, NE which we had previously sold. We will begin construction of three additional TGI Friday’s and plan to open two or three of these locations (Phoenix, AZ, Las Vegas, NV, and Rancho Cucamonga, CA) by the end of 2005. Leases have been signed for all of these TGI Friday’s locations. We have also signed new leases on three additional TGI Friday’s which are slated to open in 2006.

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

(4) We use the method of accounting for employee stock options allowed under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB25”), and have adopted the disclosure provisions of SFAS No.123, which requires pro forma disclosure of the impact of using the fair value at date of grant method of recording stock-based employee compensation. In 2004, the Financial Accounting Standards Board (“SFAS”) issued Statement of Financial Accounting Standards 123-revised 2004 (“SFAS 123R”) “Share-Based Payment," which replaces Statement of Financial Accounting Standards No. 123 ("SFAS 123"), “Accounting for Stock-Based Compensation" and supersedes APB 25. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair value-based method and the recording of such expense in our consolidated statements of operations. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates of FASB Statement No. 123R. Under the new rule, we are required to adopt SFAS 123R’s provisions at the beginning of our first annual period beginning after June 15, 2005.

We believe our estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

Results of Operations

The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

	Three Months Ended		Six Months Ended
	June 27, 2005	June 28, 2004	June 27, 2005	June 28, 2004

Revenue	100.0%	100.0%	100.0%	100.0%

Restaurant Operating Expenses:
Cost of sales	26.2	26.3	26.4	26.4
Payroll and benefits	30.4	31.2	30.3	31.2
Depreciation and amortization	3.6	3.9	3.5	3.7
Loss on sale of assets	0.1	0.1	0.3	--
Other operating expenses	31.3	31.4	31.2	31.0
Total restaurant operating expenses	91.6	92.9	91.7	92.3

Other Operating Expenses:
Depreciation and amortization of intangible assets	0.4	0.3	0.4	0.3
General and administrative expenses	4.0	3.9	3.9	4.1
(Gain)/Loss on sale of assets	(0.1)	--	--	--
Pre-opening expenses	0.1	--	--	--
New manager training expenses	--	--	--	--
Operating income	4.0	2.9	4.0	3.3
Interest expense and other, net	1.5	1.4	1.5	1.5
Net income before income taxes	2.5	1.5	2.5	1.7
Income taxes	--	0.1	0.1	--
Net income	2.5%	1.4%	2.4%	1.7%

Three and Six months ended June 27, 2005 compared with three and six months ended June 27, 2004.

Revenues are exclusively derived from the sales of food and beverages at our restaurants. Revenues for the three months ended June 27, 2005, increased by 9% to $61.7 million compared with $56.6 million for the comparable quarter in 2004. Same-store sales increased 10.8% for the quarter ended June 27, 2005 compared with a decrease of 1.6% for the comparable quarter in 2004. For the six months ended June 27, 2005, revenue increased by 6.4% to $123.1 million compared with $115.7 for the same period last year. For the six months ended June 27, 2005, same-store sales increased by 8.6% compared with an increase of 1.6% in the comparable period in 2004. The same-store sales increase was primarily the result of higher customer traffic.

Cost of sales includes the cost of food and beverages and as a percentage of revenue was 26.2% for the three months ended June 27, 2005 compared with 26.3% for the comparable quarter in 2004. Cost of sales for the six months ended June 27, 2004, and the comparable period in 2005 remained constant at 26.4%. Our strong supply chain buying efforts demonstrated continued strength even as we faced higher prices in beef and poultry during the first six months of 2005. We anticipate the increases in beef and poultry costs to continue through 2005 as some of our contracts come to an end.

Payroll and benefit costs consist of restaurant management salaries, hourly payroll expenses, and other payroll related benefits, including employee healthcare. Payroll and benefits expenses decreased as a percentage of revenue to 30.4% for the three months ended June 27, 2005 from 31.2% for the comparable quarter in 2004. For the six month period ended June 27, 2005, payroll and benefits costs decreased as a percentage of revenue to 30.3% from 31.2% for the comparable period in 2004. During the period ended June 27, 2005, we experienced higher costs in our manager bonus line as a result of increased sales and the related new bonus plan. These increases were more than offset by labor efficiencies, lower group health insurance costs associated with changes in our plan structure, and sales leverage.

Depreciation and amortization expense included in income from restaurant operations is comprised of depreciation of restaurant property and equipment and amortization of franchise fees and liquor licenses. Depreciation and amortization expense as a percentage of revenue decreased to 3.6% for the three months ended June 27, 2005 from 3.9% for the comparable quarter in 2004. For the six months ended June 27, 2005, depreciation and amortization expense decreased as a percentage of revenue to 3.5% from 3.7% for the comparable period in 2004. Although we continue to incur additional depreciation expense as a result of regular asset acquisitions, the increases were offset by reduced depreciation related to the disposition of the assets from closed stores and asset impairments since the same period in 2004.

Other operating expenses include various restaurant-level costs such as occupancy costs (rent, taxes and CAM), utilities, marketing costs, and general liability and workers’ compensation costs. Other operating expenses decreased as a percentage of revenue to 31.3% for the three months ended June 27, 2005, from 31.4% for the comparable quarter in 2004. For the six months ended June 27, 2005, other operating expenses increased to 31.2% from 31.0% for the comparable period in 2004. The increased costs were principally due to higher marketing fees, which were 4.0% of sales in 2005 compared with 3.5% of sales in 2004, paid to Carlson’s Restaurants Worldwide for the national TGI Friday’s advertising campaign, and higher percentage rent expense as a result of revenue increases over the same period in 2004. For the three months ended June 27, 2005, these increases were lower as a percentage of revenue due primarily to sales leverage. Our utilities and workers’ compensation costs also were down slightly from the comparable periods in 2004.

Depreciation and amortization of intangibles is comprised of depreciation of corporate property and equipment and amortization of bank financing fees and purchased franchise territories, as applicable. Depreciation and amortization of intangibles increased to 0.4% of revenue for both the three and six month periods ended June 27, 2005 compared with 0.3% for the comparable periods in 2004. This increase was the result of additional depreciation expense related to the implementation of our new ERP system.

General and administrative expenses are costs associated with corporate and administrative functions that support new restaurant development and restaurant operations, and provide administrative infrastructure. These costs consist primarily of management and staff salaries, employee benefits, travel, legal and professional fees, and technology support. For the three months ended June 27, 2005, general and administrative expenses increased as a percentage of revenue to 4.0% from 3.9% for the comparable quarter in 2005. For the six months ended June 27, 2005, general and administrative expenses decreased to 3.9% from 4.0% for the comparable period in 2004. Although we experienced slightly higher technology related support costs and higher costs related to compliance with the Sarbanes-Oxley Act, these expenses were partially offset by lower salaries and wages as a result of our reorganization last July and as a result of sales leverage.

Preopening expenses are costs incurred prior to opening a new restaurant and consist primarily of manager salaries and relocation and training costs. Historically, we have experienced variability in the amount and percentage of revenues attributable to preopening expenses. We typically incur the most significant portion of preopening expenses associated with a given restaurant in the two months immediately preceding opening and in the month the restaurant opens. Preopening expenses as a percentage of revenue increased slightly for the quarter ended June 27, 2005 as compared with the same period in 2004 as a result of the timing of new store openings. For the six months ended June 27, 2005, preopening expenses remained flat.

New manager training expenses are those costs incurred in training newly hired or promoted managers for new restaurants. New manager training expenses were insignificant for both the three and six month periods ended June 27, 2005 and for the comparable periods in 2004 as a result of the timing of new store openings in each period.

Interest expense increased to 1.5% of revenue for the three months ended June 27, 2005, from 1.4% for the comparable quarter in 2004. For both the three and six month periods ended June 27, 2005, interest expense decreased as a result of lower overall interest rates and a lower level of debt as compared to the same periods in the prior year. However, during the period ended June 28, 2004, interest expense was reduced by a one-time gain resulting from settling one our swap agreements.

We did not record a federal income tax provision for the six-month periods ended June 27, 2005 or June 28, 2004 due to the utilization of net operating loss and tax credit carryforwards. During the six-month periods ended June 27, 2005 and June 28, 2004, we recorded approximately $110,000 and $50,000, respectively, as an estimate of state and local income taxes.

Liquidity and Capital Resources

Our current liabilities exceed our current assets due in part to cash expended on our development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days. At June 27, 2005, we had a working capital deficit of approximately $10.9 million and a cash balance of approximately $15.5 million compared with a working capital deficit of $19.7 million and a cash balance of approximately $5.6 million at December 27, 2004. We believe our cash flow is sufficient to pay our obligations as they come due in the ordinary course.

We use cash primarily to fund operations, pay debt principal and interest, and develop and construct new restaurants. Net cash used in investing activities was $2.5 million for the three months ended June 27, 2005 compared with $4.1 million for the comparable period in 2004. We used cash primarily to fund property and equipment purchases for new restaurant development, and to fund our technology initiative as well as our maintenance capital (monies invested to improve, upgrade, or replace restaurant equipment and facilities).

As of June 27, 2005, we had long-term debt of $44.1 million, including a current portion of $3.9 million.

We have a $2.5 million one-year revolving line of credit with a bank. At June 27, 2005, we had no outstanding amounts on this line. However, this bank has issued letters of credit (LOC) totaling $2.5 million to provide security under our 2004 and 2005 workers’ compensation insurance program. The amount available for borrowing under the line of credit is reduced by the amount of the LOCs.

Subsequent to the quarter ended June 27, 2005, we signed a commitment letter with a bank to refinance approximately 70% of our debt. If the refinancing is completed, deferred financing fees and estimated prepayment penalties of up to $1.5 million will be recorded as a charge to expense. In addition, our remaining two interest rate swaps will no longer be a hedge, and the underlying liability (which at June 27, 2005 was $1,662,386) will also be expensed.

All of our loan agreements contain various financial covenants that are measured at the end of each quarter. Primarily, there are two key covenants we must meet. Several loan agreements incorporate a fixed charge coverage test, which requires us to produce a level of earnings before interest, taxes, depreciation, and amortization and other unusual gains or losses (EBITDA) in excess of principal and interest under our debt obligations during rolling twelve-month periods. Other loan agreements modify this covenant to include rent expense. Many of our loan documents also limit the amount of long-term debt we can borrow based on trailing levels of EBITDA. At June 27, 2005, we met all of the financial covenants for all debt agreements.

From time to time, we may enter into interest rate swap agreements with certain financial institutions for the purpose of adjusting our ratio of fixed rate debt over a certain period of time at varying notional amounts. At June 27, 2005 there were $19.4 million in net notional amounts of interest rate swap agreements outstanding that carried a weighted average interest rate of 6.0%. The effective amount of interest we pay on the notional amounts of these swap agreements is calculated using the interest rate of the swap against the notional amount of each swap. These swaps effectively adjust the ratio of fixed rate debt to 82% of total outstanding debt. If the bank refinance is successful as discussed in Note 4, the “hedge accounting” may no longer apply triggering this fair value liability to be recorded as an expense.

Based on limitations as a result of our debt covenants, we had no significant borrowing capabilities under any of our debt agreements at June 27, 2005. We believe, however, that our current cash resources, including proceeds from the sale of stock, our line of credit, expected cash flows from operations, and cash received from the sale of assets, if any, will be sufficient to fund our planned development during the remainder of 2005. We may need to obtain capital to fund additional growth beyond 2005. Potential sources of such capital include bank financing, strategic alliances, sales of certain assets, and additional offerings of our equity or debt securities. We cannot provide assurance that such capital will be available from these or other potential sources.

On April 28, 2005, we sold 2,325,581 shares for our common stock and warrants to purchase 581,395 shares of our common stock to a private equity investor, CIC-MSRG LP and received a capital infusion, before expenses, of $5 million. This capital will allow us to accelerate our debt reduction, fund our long-term development plan and accelerate our TGI Friday’s remodel program.

We lease all of our restaurants with terms ranging from 10 to 20 years, with various renewal options of 10 to 20 years. Our future debt, lease, and purchase obligations are summarized by year as follows (in thousands):

Contractual Obligations and Commitments:

	Total	Less than one year	One to three years	Three to five years	Greater than five years

Debt Maturities	$44,088	$3,894	$8,494	$9,113	$22,587
Minimum Lease Commitments	152,348	12,678	25,684	25,843	88,143
Purchase Commitments	--	--	--	--	--
Total	$196,436	$16,572	$34,178	$34,956	$110,730

Minimum lease commitments represent operating leases on our restaurant locations. We have no other off-balance sheet financings. A default under a lease agreement could result in damages or the acceleration of amounts due under the lease.

Not included in the above amounts are new restaurant development capital commitments to build 16 new TGI Friday’s restaurants through 2009. Although the cost to build can vary greatly depending on many factors and financing scenarios, the average estimated cost to build a TGI Friday’s restaurant is approximately $2.8 million.

We expect to incur approximately $7.1 million for the three remaining restaurants we plan to build during 2005.

During 2004 we entered into agreements for the cancellation of two Bamboo Club locations and the cancellation of a lease commitment where we have not yet built a restaurant and accrued approximately $875,000 in lease cancellation fees associated with these agreements. During the period ended June 27, 2005, we paid all accrued lease termination fees and closed both restaurants, one in February and the other one in May 2005.

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

As of June 27, 2005, we were participating in two derivative financial instruments for which fair value disclosure is required under Statement of Financial Accounting Standards No. 133, as amended. The fair value liability of the interest rate swap agreements increased to $1,662,386, using “hedge accounting” per SFAS No. 133, as amended.

Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made at variable interest rates in the range of 2.65% to 3.75% over "30-Day LIBOR” rates. On June 27, 2005, we had outstanding borrowings on these loans of approximately $27 million. Our net interest expense for the three and six month periods ended June 27, 2005 was $924,000 and $1.8 million, respectively. A one percent variation in any of the variable rates would have increased or decreased our total interest expense by approximately $68,000 and $135,000 for the three and six month periods ended June 27, 2005, respectively

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

We have been served with two lawsuits filed on behalf of current employees seeking damages, under California law, for both missed breaks and missed meal breaks the employees allege they did not receive. These lawsuits seek to establish a class action relating to our California operations. We have been vigorously defending these lawsuits, both on the merits of the employees’ case and the issues relating to class action status. Recently in one of the suits the court granted class action status, although our attorney strenuously objected to this decision, which will be vigorously contested through the course of the litigation. We are unable to predict the outcome of these matters, and the amounts, if any, that would be recorded upon settlement or judgment, but such sums could be substantial.

The state of California has an ongoing sales tax audit of our restaurants and determined that the 15% gratuity added to checks for parties of eight or more is a mandatory charge and should have been subject to sales tax, and as such, has assessed taxes, interest and related penalties of approximately $484,000. We continue to vigorously contest this assessment on the basis that the charge is an optional gratuity and is given to the server. The first of various appeal conferences was held on November 13, 2003. In February 2004, we were notified that our appeal was denied by the appeals officer. We are in the process of preparing a second appeal to the full slate of California Franchise Tax Board. We are unable to predict the outcome of this proceeding and, therefore, the accompanying condensed consolidated financial statements do not reflect any adjustment for the impact of an unfavorable outcome.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 8, 2005. There were three proposals up for approval. The results of voting are as follows:

1) The election of the entire Board of Directors:

Nominees	Votes In Favor	Votes Withheld
John F. Antioco	10,734,289	2,961,313
William G. Shrader	10,856,564	2,839,038
Wanda Williams	10,776,148	2,919,454
Kenda B. Gonzales	10,860,704	2,834,898
Sergio Zyman	10,776,063	2,919,539

2) The ratification of the appointment of Mayer Hoffman McCann P.C. as our independent auditors for the fiscal year ending December 26, 2005:

Votes in Favor	Votes Against	Abstain
13,243,166	27,021	425,414

3) The approval an amendment to each of our 1990 Stock Option Plan, 1995 Stock Option Plan, 1999 Incentive Stock Plan and 2002 Incentive Stock Plan to allow: (a) the reduction of the exercise price of outstanding options granted under the plans; and (b) the exchange of options previously granted under the plans for (i) another stock award; and (ii) cash, other consideration or other options.

Votes in Favor	Votes Against	Abstain	Not Voted
5,414,352	4,087,069	80,347	4,113,834

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Restaurant Group, Inc.

Dated: August 10, 2005	/s/ William G. Shrader
William G. Shrader
President and Chief Executive Officer

Dated: August 10, 2005	/s/ Michael Garnreiter
Michael Garnreiter
Executive Vice President, Chief Financial Officer,
and Treasurer