Form 10-Q
period 2005-09-26
MAIN STREET RESTAURANT GROUP, INC.
filed 2005-11-08
CIK 847466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2005

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
Yes	☒	No	*

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes	*	No	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	*	No	☒

Number of shares of common stock, $.001 par value, of registrant outstanding at November 7, 2005: 17,085,260

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Data)

	September 26, 2005	December 27, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,864	$5,593
Accounts receivable, net	755	1,208
Inventories	2,694	2,758
Prepaid expenses	704	477

Total current assets	20,017	10,036

Property and equipment, net	63,458	66,444
Other assets, net	1,670	1,804
Notes receivable, net	502	1,212
Goodwill	21,255	21,255
Franchise fees, net	1,768	1,815
Purchased franchise territories, net	582	606
Total assets	$109,252	$103,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,931	$3,851
Accounts payable	4,813	6,626
Other accrued liabilities	21,619	19,260
Total current liabilities	30,363	29,737
Long-term debt, net of current portion	39,214	42,232
Other liabilities and deferred credits	1,657	1,918
Total liabilities	71,234	73,887

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized; no shares issued and outstanding in 2005 and 2004	--	--
Common stock, $.001 par value, 25,000,000 shares authorized; 17,085,260 and 14,642,000 shares issued and outstanding in 2005 and 2004, respectively	17	15
Additional paid-in capital	60,299	54,927
Accumulated deficit	(21,038)	(23,812)
Unearned compensation-restricted stock	(83)	-
Accumulated other comprehensive loss	(1,177)	(1,845)
Total stockholders' equity	38,018	29,285
Total liabilities and stockholders' equity	$109,252	$103,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	(unaudited)
	September 26, 2005	September 27, 2004
		(as restated)

Revenue	$59,120	$54,845

Restaurant operating expenses
Cost of sales	15,632	14,197
Payroll and benefits	18,529	16,862
Depreciation and amortization	2,276	2,176
Loss on disposal of assets	100	21
Other operating expenses	19,041	17,763
Total restaurant operating expenses	55,578	51,019

Depreciation and amortization of intangible assets	241	189
(Gain) Loss on disposal of assets	20	-
General and administrative expenses	2,549	2,249
Preopening expenses	151	195
New manager training expenses	6	41

Operating income	575	1,152

Interest expense and other, net	921	973

Net income (loss) before income tax	(346)	179

Income tax expense (benefit)	(110)	62

Net income (loss)	$(236)	$117

Basic earnings per share	$(0.01)	$0.01

Diluted earnings per share	$(0.01)	$0.01

Weighted average number of shares outstanding
-- Basic	17,039	14,642

Weighted average number of shares outstanding
-- Diluted	17,039	14,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Nine Months Ended
	(unaudited)
	September 26, 2005	September 27, 2004
		(as restated)

Revenue	$182,222	$170,533

Restaurant operating expenses
Cost of sales	48,070	44,745
Payroll and benefits	55,850	52,920
Depreciation and amortization	6,617	6,439
Loss on disposal of assets	432	121
Other operating expenses	57,429	53,668
Total restaurant operating expenses	168,398	157,893

Depreciation and amortization of intangible assets	693	538
(Gain ) loss on disposal of assets	(3)	-
General and administrative expenses	7,401	6,917
Preopening expenses	182	218
New manager training expenses	17	41

Operating income	5,534	4,926

Interest expense and other, net	2,759	2,747

Net income before income tax	2,775	2,179

Income tax expense	-	112

Net income	$2,775	$2,067

Basic earnings per share	$0.17	$0.14

Diluted earnings per share	$0.16	$0.14

Weighted average number of shares outstanding
-- Basic	15,962	14,642

Weighted average number of shares outstanding
-- Diluted	17,243	14,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	(unaudited)

	September 26, 2005	September 27, 2004
		(as restated)
CASH FLOWS FROM: OPERATING ACTIVITIES:
Net income	$2,775	$2,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,310	6,977
Amortization of note receivable discount	(41)	(41)
Gain on settlement of interest rate swap	-	(178)
Loss on disposal of assets	432	-
Changes in assets and liabilities:
Accounts receivable, net	453	414
Inventories	64	126
Prepaid expenses	(227)	138
Other assets, net	19	30
Accounts payable	(1,676)	(1,191)
Other accrued liabilities and deferred credits	2,678	1,358
Cash provided by operating activities	11,787	9,700
CASH FLOWS FROM: INVESTING ACTIVITIES:
Additions to property and equipment	(5,211)	(6,892)
Cash received from the sale of assets	691	-
Cash paid to acquire franchise rights	(50)	-
Cash received on note receivable	750	500
Cash used in investing activities	(3,820)	(6,392)
CASH FLOWS FROM: FINANCING ACTIVITIES:
Proceeds received on settlement of interest rate swap	-	178
Proceeds received from the exercise of stock options	379	-
Net proceeds received from the sale of stock	4,863	-
Principal payments on long-term debt	(2,938)	(3,947)
Cash used in financing activities	2,304	(3,769)

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,271	(461)
CASH AND CASH EQUIVALENTS, BEGINNING	5,593	4,600
CASH AND CASH EQUIVALENTS, ENDING	$15,864	$4,139

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for income taxes	$-	$59
Cash paid during the period for interest	$2,897	$2,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 26, 2005
(Unaudited)

1.	Interim Financial Reporting

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments, consisting of normal recurring accruals and adjustments, which are, in our opinion, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. For a complete description of our accounting policies, see our Annual Report on Form 10-K for the fiscal year ended December 27, 2004.

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

We operate on fiscal quarters of 13 weeks. The results of operations for the three and nine months ended September 26, 2005, are not necessarily indicative of the results to be expected for a full year.

2.	Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amended prior statements to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. We did not adopt the fair value recognition method of recording stock-based employee compensation under SFAS No. 123, as amended by SFAS No. 148. In 2004, the FASB issued a revision to SFAS No. 123 ("SFAS 123R"), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair value-based method and recording of such expense in our condensed consolidated statements of income. In April 2005, the Securities and Exchange Commission adopted a rule delaying the effective date for recording the compensation expense in the statement of operations under SFAS 123R until the first quarter 2006.

Had compensation cost for stock options awarded under these plans been determined consistent with SFAS No. 123, our net income and earnings per share would have reflected the following pro forma amounts (amounts in thousands, except for per share data):

	Three Months Ended			Nine Months Ended
	September 26, 2005		September 27, 2004	September 26, 2005	September 27, 2004
			(as restated)		(as restated)
Net Income (loss):
As reported		$(236)	$117	$2,775	$2,067
Deduct: total stock-based employee compensation expense determined under fair value method for all awards		98	122	348	576
Pro forma		$(334)	$(5)	$2,427	$1,491
Basic Earnings Per Share:
As reported		$(0.01)	$0.01	$0.17	$0.14
Pro forma		$(0.02)	$0.00	$0.15	$0.10
Diluted Earnings Per Share: Share:
As reported		$(0.01)	$0.01	$0.16	$0.14
Pro forma	$	(0.02)	$0.00	$0.14	$0.10
Weighted average shares used in computation:
Basic		17,039	14,642	15,962	14,642
Diluted		17,039	14,643	17,243	14,687

For options granted during fiscal 2005 and 2004, respectively, the weighted average fair value at the date of grant for options granted was estimated using the Black-Scholes pricing model with the following assumptions:

Assumptions:	2005	2004
Weighted average risk-free interest	4.1%	3.06%
Weighted average volatility	75%	48%
Expected life	3 years	3 years
Dividends	None	None

No stock options were granted during the first or second quarters in 2005; however, we granted stock options to purchase approximately 348,000 shares of common stock in the quarter ended September 26, 2005

Effective January 1, 2005, our board of directors granted 82,500 restricted share units to members of executive management. These restricted shares vest ratably over 24 months from the date of grant, and the fair market value of these shares, which was $132,825, will be amortized as compensation expense. During the nine months ended September 26, 2005, we recorded approximately $48,000 in compensation expense related to these restricted units. The fair market value of the restricted stock units was based on the average of the year end and January 3, 2005 closing prices.

During the quarter ended September 26, 2005, we granted an additional 50,000 restricted stock units to our Chief Financial Officer. These restricted shares vest over three years. The fair market value of the restricted stock units was $270,000 based on the stock price on the grant date and will be amortized to expense ratably over three years

3.	Income Taxes

We did not record a federal income tax provision for the nine-month period ended September 26, 2005 due to the utilization of net operating loss and tax credit carryforwards, and we reversed approximately $110,000 that was recorded earlier in the year. In addition, we did not record any state and local taxes for the nine-month period ended September 26, 2005. During the nine-months ended September 27, 2004, we recorded approximately $112,000 in state and local income taxes.

4.	Credit Facility

On October 31, 2005, the Company entered into a $45 million Credit Facility ("Credit Facility") with Bank of America, N.A., as administrative agent and letter of credit issuer, and for a syndicate of lending financial institutions ("Lenders") which includes Bank of America, GE Franchise Finance and Wells Fargo. The proceeds available under the Credit Facility will be used to (i) refinance certain existing long term debt, (ii) fund the development of new TGI Friday's restaurant locations and remodel existing TGI Friday's restaurants, and (iii) for capital expenditures and general corporate working capital purposes. The Company will record a charge of $1.9 million in the fourth quarter for prepayment penalties on the debt refinanced, the write-off of prior deferred financing costs, and the negative value of debt-related interest rate swaps.

The Credit Facility consists of the following:

(1) A $25 million term loan with principal to be amortized over a ten-year period with a five year balloon payment of unpaid principal. The term loan bears interest at a rate of Eurodollar rate (LIBOR) plus 250 basis points.

(2) A $20 million revolving line of credit to be used for new restaurant construction and expansion, and remodeling of existing TGI Friday's restaurants.

(3) A $4 million sub limit of the revolving line of credit for use of letters of credit issued by Bank of America for the benefit of the Company. Letters of credit are limited to the sub limit and so that the total aggregate lending commitment is not exceeded.

Security
As security for the Credit Facility, the Company has pledged all the assets and stock certificates of its subsidiaries, including all furniture, fixtures and equipment used at our business locations. Also, the Company has granted a first lien on all the assets and leaseholds of 28 TGI Friday's, 4 Redfish and one Bamboo Club location.

Prepayment
The Borrower may prepay in whole or in part any of the loans without penalty, except if the loans are repaid within the first six months there will be a $250,000 prepayment penalty.

Covenants
The Credit Facility contains customary affirmative covenants for transactions of this type, some of which are; (i) the timely delivery of financial statements, (ii) compliance with all franchise agreements and material contracts, and (iii) notice to the Administrative Agent upon the signing of any new leases.

The Credit Facility also contains the customary negative covenants, such that the Company will not permit:
(i)	The creation of other liens on its assets or revenues
(ii)	Investments or the extensions of credit to others, including employees and officers
(iii)	The incurrence of any indebtedness
(iv)	Any fundamental change in its business, such as a merger, acquisition or disposition of assets or restaurants , except as are permitted under the Credit Facility
(v)	The payment of cash dividends, distributions to stockholders or the repurchase of the Company's common stock.

The Credit Facility also contains customary financial covenants including (i) Consolidated Debt Coverage, defined as Senior Debt to EBITDA (as modified for capital expenditures and lease expense), to be no greater than 3.00 to 1.00, (ii) Fixed Charge Coverage Ratio to 1.15 to 1.00 through September 2006, 1.20 to 1.00 through September 2007 and 1.25 to 1.00 thereafter, and (iii) all capital expenditures to be limited to $15 million.

Events of Default
The Secured Senior Facility contains usual and customary events of default and also includes (i) cross defaults and guaranties under the Credit Facility by the Company and all of its subsidiaries, and (ii) if there occurs any "change in control" of the ownership or key management of the Company. Upon the occurrence of an event of default, the outstanding obligations under the Credit Facility may be accelerated and become due and payable immediately.

The bank has issued letters of credit (LOCs) totaling $2.5 million to provide security under our 2004 and 2005 workers' compensation insurance program. Upon closing of our debt transaction, the letter of credit for our worker's compensation insurance will be increased by $400,000. The amount available for borrowing under the line of credit is reduced by the amount of the LOCs.

5.	Comprehensive Income (loss)

Our comprehensive income (loss) consists of net income (loss) and adjustments to derivative financial instruments. The components of other comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2005	September 27, 2004	September 26, 2005	September 27, 2004
		(as restated)		(as restated)

Net income (loss)	$(236)	$117	$2,775	$2,067
Change in fair value of interest rate swaps	486	(437)	669	(49)
Comprehensive income (loss)	$250	$(320)	$3,444_	$2,018

6.	Earnings per Share

The following table sets forth basic and diluted earnings per share, or EPS, computations for the three and nine months ended September 26, 2005, and September 27, 2004 (in thousands, except per share amounts):

	Three Months Ended
	September 26, 2005			September 27, 2004
				(as restated)
	Net Income (loss)	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$(236)	17,039	$(0.01)	$117	14,642	$0.01
Effect of stock options and warrants.	--	--	--	--	1	--
Diluted	$(236)	17,039	$(0.01)	$117	14,643	$0.01

	Nine Months Ended
	September 26, 2005			September 27, 2004
				(as restated)
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$2,775	15,962	$0.17	$2,067	14,642	$0.14
Effect of stock options and warrants.	--	1,281	(0.01)	--	45	--
Diluted	$2,775	17,243	$0.16	$2,067	14,687	$0.14

For both the three and nine months ended September 26, 2005, approximately 143,000 and 114,000, respectively, of our outstanding stock options were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. For the three and nine months ended September 26, 2004, approximately 3,617,000 and 2,581,000, respectively, of our outstanding stock options and warrants were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

7.	Derivative Financial Instruments

As of September 26, 2005, we were participating in two derivative financial instruments for which fair value disclosure is required under Statement of Financial Accounting Standards No. 133, as amended. The fair value liability of the interest rate swap agreements decreased during the quarter ended September 26, 2005, to $1,176,850 using "hedge accounting" per SFAS No. 133, as amended.

As a result of our debt refinancing referenced in Note 4 to the condensed consolidated financial statements, our "hedge accounting" no longer applies after the quarter ended September 26, 2005 although the swaps will remain in place. Effective November 1, we will record the fair value liability of approximately $932,000 as an expense, and on a go forward basis, we will record quarterly market adjustments on these swaps, income or expense, directly in our income statement.

8.	Commitments and Contingencies

We are obligated under separate development agreements with TGI Friday's Inc. to open a total of 16 new TGI Friday's restaurants through 2009. The development agreements give TGI Friday's Inc. certain remedies in the event we fail to comply on a timely basis with the development agreements, including the right, under certain circumstances, to terminate our exclusive rights to develop restaurants in the related franchised territory. Our development territories include Arizona, Nevada, New Mexico, Southern California, and the El Paso, Texas metropolitan areas. During the quarter ended September 26, 2005, we opened a TGI Friday's in Surprise, Arizona. We plan to open one additional TGI Friday's during 2005, in North Phoenix, Arizona and possibly a second in the Orleans Hotel and Casino in Las Vegas, Nevada which may be delayed to early 2006. We plan to construct and open five additional new restaurants in 2006, three in California and two in Arizona. We have signed all leases for our planned 2005 and 2006 development.

We have been served with two lawsuits filed on behalf of current employees seeking damages, under California law, for both missed breaks and missed meal breaks the employees allege they did not receive. These lawsuits seek to establish a class action relating to our California operations. We have been vigorously defending these lawsuits, both on the merits of the employees' case and the issues relating to class action status. Recently the court granted class action status in one of the suits and ruled against us on an issue that would have limited our exposure. We plan to contest this ruling on a vigorous basis through the course of the litigation. We are unable to predict with reasonable accuracy the outcome of these matters, and the amounts, if any that would be recorded upon settlement or judgment, but such sums could be material.

The state of California has an ongoing sales tax audit of our restaurants and determined that the 15% gratuity added to checks for parties of eight or more is a mandatory charge and should have been subject to sales tax, and as a result, has assessed taxes, interest, and related penalties of approximately $484,000. We continue to contest vigorously this assessment on the basis that the charge is an optional gratuity and is given to the server as are regular gratuities. Various appeals have been denied. We have made an offer of settlement of $50,000 to avoid costly litigation. Our offer has been forwarded to the Settlement Section of the California Franchise Tax Board and we are currently waiting on their ruling. We are unable to predict the outcome of this proceeding; therefore, the accompanying condensed consolidated financial statements do not reflect any adjustments for the impact of an unfavorable outcome.

9.	Restatement of previously issued Financial Statements

Following a review of our accounting policy, we determined that it was appropriate to adjust our computation of straight-line rent expense and the related deferred rent liability. As a result, we have restated our consolidated financial statements for the fiscal years ended December 30, 2002 and December 29, 2003 and the first three quarters of fiscal 2004. Historically, when accounting for leases with renewal options, rent expense has been recorded on a straight-line basis over the initial non-cancelable lease term with the term commencing when actual rent payments began. Buildings and leasehold improvements on those properties have been depreciated over a period equal to the shorter of the term of the lease, including option periods provided for in the lease, or the useful life of the assets. We have determined that we should recognize rent expense on a straight-line basis over the term of the lease, including optional renewal periods when failure to exercise such options would result in an economic penalty and to be consistent with our conclusions with respect to the depreciable lives of the related improvements to which the lease relates.

The effect of the restatement for the three- and nine-month periods ended September 27, 2004 was an increase in deferred rent liability of approximately $47,000 in each period. Retained earnings and stockholders' equity for the three- and nine-month periods ended September 27, 2004 will also be decreased by approximately $47,000. There is no material net impact on any of our deferred tax accounts. Rent expense increased for each of the first three quarters of fiscal 2004 by approximately $47,000. The restatement reduced diluted earnings per share by $0.01 for both the three-and nine-month periods ended June 28, 2004. The restatement did not have any impact on our previously reported cash flows, sales or same-store restaurant sales, or on our compliance with any covenant under any of our debt instruments.

10.	Segment Information

General
All of our restaurants operate in the casual dining sector of the restaurant industry. However, because of each brands' age and relative business maturity, and because of differing levels of marketing and brand recognition, each brand currently has somewhat different economic results.

Restaurant level operating profit (ROP) includes all restaurant-specific revenues and direct costs of operations, including royalties and marketing costs paid to Carlson Restaurants Worldwide, Inc. relates to the TGI Friday's brand. Restaurant level EBITDA (earnings before interest, taxes, depreciation and amortization) represents restaurant level cash flow, adding depreciation and amortization to ROP.

TGI Friday's Brand
The following table represents TGI Friday's brand information for the three and nine months ended September 26, 2005 and September 27, 2004, respectively, (dollar amounts in thousands):

	Three Months Ended September 26 , 2005	Three Months Ended September 27, 2004	Nine Months Ended September 26 , 2005	Nine Months Ended September 27, 2004
Brand revenues	$50,403	$45,898	$153,700	$143,100
Restaurant operating profit	$ 4,134	$ 3,816	$ 15,264	$ 12,349
Restaurant level cash flow (EBITDA)	$ 5,883	$ 5,459	$ 20,246	$ 17,119

Average number of restaurants	53.0	53.0	53.0	53.1
Average quarterly unit volumes	$ 951	$ 866	$ 2,900	$ 2,700

Bamboo Club Brand

The Bamboo Club concept is significantly less mature than our TGI Friday's brand, and the marketing and advertising support is dramatically lower. Operating costs are higher, especially for labor, in the initial two-year period as a restaurant adjusts to its local market conditions and customer expectations.

Because of the relative maturity of the Bamboo Club brand, prior year comparisons are not meaningful. Therefore, we will only display Bamboo Club financial data on a current period basis.

Some of our newer Bamboo Club restaurants are currently performing below expectations. We review the overall results for the full year and as part of our planning for 2006. Accordingly, some locations may be considered for impairment in the fourth quarter.

Three Months Ended September 26, 2005
	Brand Totals	Open Over 2 years (b)	Open Under 2 years (b)	Underperforming (a)
Brand revenues for the quarter	$ 6,057	$ 5,410	$ 647	$ --
Restaurant operating profit	$ (662)	$ (295)	$ (367)	$ --
Restaurant level cash flow (EBITDA)	$ (168)	$ 106	$ (274)	$ --

Average number of restaurants	11	9	2	--
Average quarterly unit volumes	$ 551	$ 601	$ 324	$ --

Nine Months Ended September 26, 2005
	Brand Totals	Open Over 2 years (b)	Open Under 2 years	Underperforming (a)
Brand revenues for the quarter	$19,786	$17,273	$ 1,989	$ 524
Restaurant operating profit	$ (2,050)	$ (458)	$ (1,218)	$ (374)
Restaurant level cash flow (EBITDA)	$ (494)	$ 754	$ (942)	$ (306)

Average number of restaurants	11.8	8.2	2.8
Average YTD unit volumes	$ 1,677	$ 2,106	$ 995	$ 655
(a) Represents the two locations of Newport, Kentucky and Aventura (Miami), Florida that have struggled financially since opening. We closed the restaurant in Aventura on February 24, 2005 and closed the restaurant in Newport, Kentucky on May 31, 2005. All lease termination fees and impairment charges were recorded in the year ended December 27, 2004.
(b) During the quarter, "opened less than two years", included two restaurants and "opened over two years" included nine restaurants

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements, including statements regarding our business strategies, future capital needs, our business, and the industry in which we operate. These forward-looking statements are based primarily on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These forward-looking statements include those regarding anticipated restaurant openings, anticipated costs and sizes of future restaurants, and the adequacy of anticipated sources of cash to fund our future capital requirements. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in our Form 10-K for the year ended December 27, 2004, as filed with the Securities and Exchange Commission. Words such as "believes," "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Overview

At September 26, 2005, we owned 54 TGI Friday's restaurants, owned 11 Bamboo Club-Asian Bistro restaurants, and owned four Redfish Seafood Grill and Bar restaurants. In addition, we operate an Alice Cooper'stown restaurant in Cleveland, Ohio, pursuant to a license agreement with Celebrity Restaurants, L.L.C., the owner of the exclusive rights to operate Alice Cooper'stown restaurants, which operates one such restaurant in Phoenix, Arizona.

TGI Friday's restaurants are full-service, casual dining establishments featuring a wide selection of freshly prepared, popular foods and beverages served by well-trained, friendly employees in relaxed settings. Bamboo Club-Asian Bistro restaurants are full-service, casual plus restaurants that feature an extensive and diverse menu of innovative and tantalizing Pacific Rim cuisine. Redfish Seafood Grill and Bar restaurants are full-service, casual dining restaurants that feature a broad selection of New Orleans style fresh seafood, Creole and seafood cuisine, and traditional southern dishes, as well as a "Voodoo" style lounge, all under one roof. Alice Cooper'stown restaurants are rock and roll and sports themed restaurants and feature a connection to the music celebrity Alice Cooper.

Our strategy is to capitalize on the brand name recognition and goodwill associated with TGI Friday's restaurants and expand our restaurant operations through development of additional TGI Friday's restaurants in our existing development territories while reducing our level of long-term debt. We currently have no plans to develop any additional Bamboo Club-Asian Bistro restaurants.

During the quarter ended September 26, 2005, we opened a TGI Friday's in Surprise, Arizona. We plan to open one additional TGI Friday's during 2005, in North Phoenix, Arizona and possibly a second in the Orleans Hotel and Casino in Las Vegas, Nevada, which may be delayed to early 2006. We plan to construct and open five additional new restaurants in 2006, three in California and two in Arizona. We have signed all leases for our planned 2005 and 2006.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require us to make our most difficult, subjective, or complex judgments, form the basis for the accounting policies deemed to be most critical to our operations. These critical accounting policies relate to the valuation and amortizable lives of long-lived assets, asset write-offs or asset impairments, goodwill, and other identifiable intangible assets, valuation of deferred tax assets, reserves related to self-insurance for workers' compensation and general liability (included in Other Liabilities on the Balance Sheet), and recognition of stock-based employee compensation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended December 27, 2004, included in our Annual Report on Form 10-K. These policies are summarized as follows:

(1) We periodically perform asset impairment analysis of long-lived assets related to our restaurant locations, goodwill, and other identifiable intangible assets. We perform these tests whenever we experience a "triggering" event, such as a decision to close a location, a major change in the location's operating environment, or another event that might impact our ability to recover our asset investment. Some of our Bamboo Club restaurants are currently performing below expectations and will be considered for impairment in the fourth quarter.

(2) We periodically record (or reduce) the valuation allowance against our deferred tax assets to the amount that is more likely than not to be realized, based upon recent past financial performance, tax reporting positions, and expectations of future taxable income.

(3) We use an actuarial-based methodology utilizing our historical experience factors to adjust periodically self-insurance reserves for workers' compensation and general liability claims and settlements. Estimated costs are accrued on a monthly basis and progress against this estimate is reevaluated based upon actual claim data received each quarter.

(4) We use the method of accounting for employee stock options allowed under APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25"), and have adopted the disclosure provisions of SFAS No.123, which requires pro forma disclosure of the impact of using the fair value at date of grant method of recording stock-based employee compensation. In 2004, the Financial Accounting Standards Board ("SFAS") issued Statement of Financial Accounting Standards 123-revised 2004 ("SFAS 123R") "Share-Based Payment," which replaces Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes APB 25. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair value-based method and the recording of such expense in our consolidated statements of operations. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates of FASB Statement No. 123R.

We believe our estimates and assumptions related to these critical accounting policies are appropriate under the circumstances. However, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

Recent Accounting Pronouncements

On October 6, 2005, the FASB issued Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. Generally, the staff position requires companies to expense rental costs incurred during a construction period. The Company is required to adopt FASB Staff Position No. FAS 13-1 on January 2, 2006. We do not anticipate that the adoption of FAS 13-1 will have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

	Three Months Ended		Nine Months Ended
	September 26, 2005	September 27, 2004	September 26, 2005	September 27, 2004
		(as restated)		(as restated)
Revenue	100.0%	100.0%	100.0%	100.0%

Restaurant Operating Expenses:
Cost of sales	26.4	25.9	26.4	26.2
Payroll and benefits	31.3	30.7	30.6	31.0
Depreciation and amortization	3.8	4.0	3.6	3.8
Loss on disposal of assets	0.2	--	0.2	0.1
Other operating expenses	32.2	32.4	31.5	31.5
Total restaurant operating expenses	94.0	93.0	92.4	92.6

Other Operating Expenses:
Depreciation and amortization of intangible assets	0.4	0.3	0.4	0.3
General and administrative expenses	4.3	4.1	4.1	4.1
(Gain)/Loss on disposal of assets	--	--	--	--
Pre-opening expenses	0.3	0.4	0.1	0.1
New manager training expenses	--	0.1	--	--
Operating income	1.0	2.1	2.9	2.9
Interest expense and other, net	1.6	1.8	1.6	1.6
Net income before income taxes	(0.6)	0.3	1.3	1.3
Income taxes	(0.2)	0.1	0.1	0.1
Net income	(0.4)%	0.2%	1.2%	1.2%

Three and nine months ended September 26, 2005 compared with three and nine months ended September 27, 2004.

We derive revenues exclusively from the sales of food and beverages at our restaurants. Revenues for the three months ended September 26, 2005, increased by 7.8% to $59.1 million compared with $54.8 million for the comparable quarter in 2004. Same-store sales increased 8.1% for the quarter ended September 26, 2005 compared with an increase of 1.1% for the comparable quarter in 2004. For the nine months ended September 26, 2005, revenue increased by 6.9% to $182.2 million compared with $170.5 million for the comparable period last year. For the nine months ended September 26, 2005, same-store sales increased by 8.5% compared with an increase of 1.7% in the comparable period in 2004. The same-store sales increases were primarily the result of higher customer traffic for both periods.

Cost of sales, which includes the cost of food and beverages, as a percentage of revenue was 26.4% for the three months ended September 26, 2005 compared with 25.9% for the comparable period in 2004. Cost of sales for the nine months ended September 26, 2005, increased to 26.4% from 26.2% for the comparable period in 2004. Although our buying efforts remained strong through the third quarter of 2005, we experienced increases in our cost of sales over the comparable period in 2004. These increases were the result of some commodity price changes, but were primarily the impact of the reduction in sales prices due to the "value offerings" at both our TGI Friday's and Bamboo Club brands. These value promotions represent a reduction from retail by as much as 40%. Additionally, we experienced higher delivery fees, and for the first time, a fuel surcharge that increased cost of sales by approximately 20 basis points during the third quarter.

Payroll and benefit costs consist of restaurant management salaries, hourly payroll expenses, and other payroll related benefits, including employee healthcare. Payroll and benefits expenses increased as a percentage of revenue to 31.3% for the three months ended September 26, 2005 from 30.7% for the comparable quarter in 2004. For the nine month period ended September 26, 2005, payroll and benefits costs decreased as a percentage of revenue to 30.6% from 31.0% for the comparable period in 2004. During both the three- and nine-month periods ended September 26, 2005, we experienced higher labor costs as a result of the reduced sale prices of the value promotions and additional food prep time and higher customer volumes related to our value promotions that put a strain on our staffing labor model. Additionally, during both the three- and nine-months periods ended September 26, 2005, we experienced increases in our manager bonuses resulting from increased sales and the related new general manager bonus plan offset some by labor efficiencies and sales leverage earlier in the year.

Depreciation and amortization expense included in income from restaurant operations consists of depreciation of restaurant property and equipment and amortization of franchise fees and liquor licenses. Depreciation and amortization expense as a percentage of revenue decreased to 3.8% for the three months ended September 26, 2005 from 4.0% for the comparable quarter in 2004. For the nine months ended September 26, 2005, depreciation and amortization expense decreased as a percentage of revenue to 3.8% from 3.6% for the comparable period in 2004. Although we continue to incur additional depreciation expense as a result of regular asset acquisitions, the increases were offset by reduced depreciation related to the disposition of the assets from closed stores and asset impairments since the comparable period in 2004.

Other operating expenses include various restaurant-level costs, such as occupancy costs (rent, taxes and CAM), utilities, marketing costs, and general liability and workers' compensation costs. Other operating expenses decreased as a percentage of revenue to 32.2% for the three months ended September 26, 2005, from 32.4% for the comparable quarter in 2004. For the nine months ended September 26, 2005 and September 27, 2004, other operating expenses remained constant at 31.5%. Although we experienced higher marketing costs in both the three- and nine-month periods, which were 4.0% of sales in 2005 compared with 3.5% of sales in 2004, paid to Carlson's Restaurants Worldwide for the national TGI Friday's advertising campaign, and higher percentage rent and royalty fees as a result of revenue increases, other operating expenses were down due to the leverage of higher sales combined with slightly lower utilities, worker's compensation and general liability insurance costs.

Depreciation and amortization of intangibles consist of depreciation of corporate property and equipment and amortization of bank financing fees and purchased franchise territories, as applicable. Depreciation and amortization of intangibles increased to 0.4% of revenue for both the three- and-nine month periods ended September 26, 2005 compared with 0.3% for the comparable periods in 2004. This increase was a result of additional depreciation expense related to the implementation of our new ERP system.

General and administrative expenses are costs associated with corporate and administrative functions that support new restaurant development and restaurant operations, and provide administrative infrastructure. These costs consist primarily of management and staff salaries, employee benefits, travel, legal and accounting fees, and technology support. For the three months ended September 26, 2005, general and administrative expenses increased as a percentage of revenue to 4.3% from 4.1% for the comparable period in 2004. For the nine months ended September 26, 2005 and for the comparable period in 2004, general and administrative expenses remained constant at 4.1%. These increases were a result of higher technology related support costs, higher costs related to compliance with the Sarbanes-Oxley Act, and higher hiring and recruiting costs for general managers, partially offset by lower salaries and wages associated with our reorganization last July and the leverage of higher sales earlier in the year.

Preopening expenses are costs incurred prior to opening a new restaurant and consist primarily of manager salaries and relocation and training costs. Historically, we have experienced variability in the amount and percentage of revenues attributable to preopening expenses. We typically incur the most significant portion of preopening expenses associated with a given restaurant in the two months immediately preceding opening and in the month the restaurant opens. Preopening expenses as a percentage of revenue decreased slightly to 0.3% in the three-month period ended September 26, 2005 compared with 0.4% for the same quarter in 2004 as a result of the timing of new store openings. For the nine months ended September 26, 2005, preopening expenses remained flat at 0.1%.

New manager training expenses are those costs incurred in training newly hired or promoted managers for new restaurants. New manager training expenses were insignificant for both the three- and nine-month periods ended September 26, 2005 and for the comparable periods in 2004 as a result of the timing of new store openings in each period.

Interest expense decreased to 1.6% of revenue for the three months ended September 26, 2005, from 1.8% for the comparable quarter in 2004. For the nine months ended September 26, 2005, interest expense decreased to 1.5% from 1.6% for the comparable period in 2004. For both the three- and nine-month periods ended September 26, 2005, interest expense decreased primarily as a result of a lower level of debt compared with the same periods in the prior year.

We did not record a federal income tax provision for the nine-month period ended September 26, 2005 due to the utilization of net operating loss and tax credit carryforwards, and we reversed approximately $110,000 that was recorded earlier in the year. In addition, we did not record any state and local taxes for the nine-month period ended September 26, 2005. During the nine-months ended September 27, 2004, we recorded approximately $112,000 in state and local income taxes.

Liquidity and Capital Resources

Our current liabilities exceed our current assets due in part to cash expended on our development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days. At September 26, 2005, we had a working capital deficit of approximately $10.3 million and a cash balance of approximately $15.9 million compared with a working capital deficit of $19.7 million and a cash balance of approximately $5.6 million at December 27, 2004. We believe our cash flow is sufficient to pay our obligations as they come due in the ordinary course.

We use cash primarily to fund operations, pay debt principal and interest, and develop and construct new restaurants. Net cash used in investing activities was $3.6 million for the three months ended September 26, 2005 compared with $6.4 million for the comparable period in 2004. We used cash primarily to fund property and equipment purchases for new restaurant development, and to fund our technology initiative as well as our maintenance capital (monies invested to improve, upgrade, or replace restaurant equipment and facilities).

As of September 26, 2005, we had long-term debt of $43.1 million, including a current portion of $3.9 million.

On October 31, 2005, the Company entered into a $45 million Credit Facility ("Credit Facility") with Bank of America, N.A., as administrative agent and letter of credit issuer, and for a syndicate of lending financial institutions ("Lenders") which includes Bank of America, GE Franchise Finance and Wells Fargo. The proceeds available under the Credit Facility will be used to (i) refinance certain existing long term debt, (ii) fund the development of new TGI Friday's restaurant locations and remodel existing TGI Friday's restaurants, and (iii) for capital expenditures and general corporate working capital purposes. The Company will record a charge of $1.9 million in the fourth quarter for prepayment penalties on the debt refinanced, the write-off of prior deferred financing costs, and the negative value of debt-related interest rate swaps.

The Credit Facility consists of the following:

(1) A $25 million term loan with principal to be amortized over a ten-year period with a five year balloon payment of unpaid principal. The term loan bears interest at a rate of Eurodollar rate (LIBOR) plus 250 basis points.

(2) A $20 million revolving line of credit to be used for new restaurant construction and expansion, and remodeling of existing TGI Friday's restaurants.

(3) A $4 million sub limit of the revolving line of credit for use of letters of credit issued by Bank of America for the benefit of the Company. Letters of credit are limited to the sub limit and so that the total aggregate lending commitment is not exceeded.

Security
As security for the Credit Facility, the Company has pledged all the assets and stock certificates of its subsidiaries, including all furniture, fixtures and equipment used at our business locations. Also, the Company has granted a first lien on all the assets and leaseholds of 28 TGI Friday's, 4 Redfish and one Bamboo Club location.

Prepayment
The Borrower may prepay in whole or in part any of the loans without penalty, except if the loans are repaid within the first six months there will be a $250,000 prepayment penalty.

Covenants
The Credit Facility contains customary affirmative covenants for transactions of this type, some of which are; (i) the timely delivery of financial statements, (ii) compliance with all franchise agreements and material contracts, and (iii) notice to the Administrative Agent upon the signing of any new leases.

The Credit Facility also contains the customary negative covenants, such that the Company will not permit:
(vi)	The creation of other liens on its assets or revenues
(vii)	Investments or the extensions of credit to others, including employees and officers
(viii)	The incurrence of any indebtedness
(ix)	Any fundamental change in its business, such as a merger, acquisition or disposition of assets or restaurants , except as are permitted under the Credit Facility
(x)	The payment of cash dividends, distributions to stockholders or the repurchase of the Company's common stock.

The Credit Facility also contains customary financial covenants including (i) Consolidated Debt Coverage, defined as Senior Debt to EBITDA (as modified for capital expenditures and lease expense), to be no greater than 3.00 to 1.00, (ii) Fixed Charge Coverage Ratio to 1.15 to 1.00 through September 2006, 1.20 to 1.00 through September 2007 and 1.25 to 1.00 thereafter, and (iii) all capital expenditures to be limited to $15 million.

Events of Default
The Secured Senior Facility contains usual and customary events of default and also includes (i) cross defaults and guaranties under the Credit Facility by the Company and all of its subsidiaries, and (ii) if there occurs any "change in control" of the ownership or key management of the Company. Upon the occurrence of an event of default, the outstanding obligations under the Credit Facility may be accelerated and become due and payable immediately.

The bank has issued letters of credit (LOC's) totaling $2.5 million to provide security under our 2004 and 2005 workers' compensation insurance program. Subsequent to the closing of the debt transaction referenced above, the letter of credit for our worker's compensation insurance will be increased by $400,000. The amount available for borrowing under the line of credit is reduced by the amount of the LOCs.

From time to time, we may enter into interest rate swap agreements with certain financial institutions for the purpose of adjusting our ratio of fixed rate debt over a certain period of time at varying notional amounts. At September 26, 2005, there were $18.9 million in net notional amounts of interest rate swap agreements outstanding that carried a weighted average interest rate of 6.0%. The effective amount of interest we pay on the notional amounts of these swap agreements is calculated using the interest rate of the swap against the notional amount of each swap. These swaps effectively adjust the ratio of fixed rate debt to 81% of total outstanding debt

As a result of our debt refinancing referenced in Note 4 to the condensed consolidated financial statements, our "hedge accounting" no longer applies after the quarter ended September 26, 2005 although the swaps will remain in place. Effective November 1, we will record the fair value liability of approximately $932,000 as an expense, and on a go forward basis, we will record quarterly market adjustments on these swaps, income or expense, directly in our income statement.

We lease all of our restaurants with terms ranging from 10 to 20 years, with various renewal options of 10 to 20 years. Our future debt, lease, and purchase obligations are summarized by year as follows (in thousands):

Contractual Obligations and Commitments:

	Total	Less than one year	One to three years	Three to five years	Greater than five years

Debt Maturities	$43,145	$3,931	$8,475	$9,232	$21,507
Minimum Lease Commitments	152,426	12,745	25,753	25,679	88,249
Purchase Commitments	--	--	--	--	--
Total	$195,571	$16,676	$34,228	$34,911	$109,756

Minimum lease commitments represent operating leases on our restaurant locations. We have no other off-balance sheet financings. A default under a lease agreement could result in damages or the acceleration of amounts due under the lease.

The above amounts do not include new restaurant development capital commitments to build 16 new TGI Friday's restaurants through 2009. Although the cost to build can vary greatly depending on many factors and financing scenarios, including the fact that we have not built a restaurant in California for several years, we have estimated the average cost to build a TGI Friday's restaurant as approximately $2.8 million.

We expect to incur approximately $4.1 million for the two remaining restaurants we plan build during 2005.

Our franchisor, TGI Friday's, Inc., is requiring us to remodel all of our existing TGI Friday's restaurants to the new Friday's prototype by the end of 2007. The requirements provide that if 75% of all restaurants are completed timely by 2007, the balance can receive a one year extension to the end of 2008. This requirement affects all 54 of our TGI Friday's restaurants, with the exception of the newly constructed location in Surprise, Arizona, and in addition has exceptions for leases with shorter terms and locations with below average sales. We estimate the cost will be between $250,000 to $450,000 per restaurant depending on the location and the nature of work necessitated, including some locations where we will be obligated to perform ADA improvements to comply with current building codes. We recently began the process of obtaining plans and permits to initiate the process and have yet obtain bids for a specific restaurant. Actual costs could vary significantly from the estimates stated above. In addition, during the remodeling process our restaurants will likely be closed for some, as yet undetermined, number of days and others may see a reduction in sales due to construction activity.

We believe that our current resources, bank financing, and expected cash flows from operations will be sufficient to fund our normal operations, capital needs and debt maturities during the next 12 months.

We are self insured for three major business risks with stop loss and other insurance elements for our workers' compensation, general liability and health care. We record our expenses based upon our estimated cost for the year derived from past experience and actuarial data. Amounts are paid as claims are adjudicated. We believe our estimated liabilities are adequately recorded and that sufficient cash flow will be available to pay these claims when they become due.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 26, 2005, we were participating in two derivative financial instruments for which fair value disclosure is required under Statement of Financial Accounting Standards No. 133, as amended. The fair value liability of the interest rate swap agreements decreased to $1,176,850 using "hedge accounting" per SFAS No. 133, as amended.

Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made at variable interest rates in the range of 2.65% to 3.75% over "30-Day LIBOR" rates. On September 26, 2005, we had outstanding borrowings on these loans of approximately $27 million. Our net interest expense for the three- and nine-month periods ended September 26, 2005 was $921,000 and $2.8 million, respectively. A one percent variation in any of the variable rates would have increased or decreased our total interest expense by approximately $67,000 and $200,000 for the three- and nine-month periods ended September 26, 2005, respectively

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

During the fiscal quarter covered by this report, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have been served with two lawsuits filed on behalf of current employees seeking damages, under California law, for both missed breaks and missed meal breaks the employees allege they did not receive. These lawsuits seek to establish a class action relating to our California operations. We have been vigorously defending these lawsuits, both on the merits of the employees' case and the issues relating to class action status. Recently the court granted class action status in one of the suits and ruled against us on an issue that would have limited our exposure. We plan to contest this ruling on a vigorous basis through the course of the litigation. We are unable to predict with reasonable accuracy the outcome of these matters, and the amounts, if any that would be recorded upon settlement or judgment, but such sums could be material.

The state of California has an ongoing sales tax audit of our restaurants and determined that the 15% gratuity added to checks for parties of eight or more is a mandatory charge and should have been subject to sales tax, and as a result, has assessed taxes, interest, and related penalties of approximately $484,000. We continue to contest vigorously this assessment on the basis that the charge is an optional gratuity and is given to the server as are regular gratuities. Various appeals have been denied. We have made an offer of settlement of $50,000 to avoid costly litigation. Our offer has been forwarded to the Settlement Section of the California Franchise Tax Board and we are currently waiting on their ruling. We are unable to predict the outcome of this proceeding; therefore, the accompanying condensed consolidated financial statements do not reflect any adjustments for the impact of an unfavorable outcome.

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

Main Street Restaurant Group, Inc.

Dated: November 8, 2005	/s/ William G. Shrader
William G. Shrader
President and Chief Executive Officer

Dated: November 8, 2005	/s/ Michael Garnreiter
Michael Garnreiter
Executive Vice President, Chief Financial Officer,
and Treasurer