Form 10-K
period 2005-12-26
MAIN STREET RESTAURANT GROUP, INC.
filed 2006-03-22
CIK 847466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 26, 2005	Commission File Number: 0-18668

MAIN STREET RESTAURANT GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	11-2948370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5050 NORTH 40TH STREET
SUITE 200, PHOENIX, ARIZONA	85018
(Address of principal executive offices)	(Zip Code)

(602) 852-9000
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value
Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well -known-seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒

At June 27, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, there were outstanding 16,968,849 shares of the registrant's common stock, $.001 par value. The aggregate market value of common stock held by nonaffiliates of the registrant (7,869,436 shares) based on the last reported sale price of the common stock as reported on the NASDAQ National Market on June 27, 2005 ($3.79 per share) was $29,825,162. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 1, 2006, there were 17,221,176 outstanding shares of the registrant’s common stock, $.001 par value.

Documents incorporated by reference:

Portions of the registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III.

MAIN STREET RESTAURANT GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 26, 2005

Statement Regarding Forward-Looking Statements

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our "expectations," "anticipation," "intentions," "beliefs," or "strategies" regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, store openings, store closings, asset impairment charges, cash flow and earnings analysis for fiscal 2006 and thereafter; future restaurant operations and new restaurant acquisitions or development or dispositions; the restaurant industry outlook in general; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this Report are based on information available to us as of the filing date of this Report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements in this Report. A variety of factors could cause our actual results to differ materially from the forward-looking statements, including the factors discussed in Item 1A, "Risk Factors."

PART I

ITEM 1.	BUSINESS

General Overview

We are the world's largest franchisee of TGI Friday's restaurants, currently owning 55 TGI Friday's restaurants. In addition, we own and operate 10 Bamboo Club “Asian Bistro” restaurants. We also own four Redfish Seafood Grill and Bar restaurants and operate an Alice Cooper’stown restaurant in Cleveland, Ohio, pursuant to a license agreement with Celebrity Restaurants, L.L.C., the owner of the exclusive rights to operate Alice Cooper’stown restaurants. Our sales in 2005 were approximately $239 million, and we conducted business in 13 states.

TGI Friday's restaurants are full-service, casual dining establishments featuring a wide selection of freshly prepared, popular foods and beverages served by well-trained, friendly employees in relaxed settings. Bamboo Club “Asian Bistro” restaurants are full-service, casual plus restaurants that feature an extensive and diverse menu of innovative and tantalizing Pacific Rim cuisine. Redfish Seafood Grill and Bar restaurants are full-service, casual dining restaurants that feature a broad selection of American Bistro and New Orleans style fresh seafood, and traditional southern dishes, as well as a “Voodoo” style lounge, all under one roof. Alice Cooper’stown restaurants are rock and roll and sports themed featuring a connection to the music celebrity Alice Cooper.

We operate TGI Friday’s restaurants and own the exclusive rights to develop additional TGI Friday's restaurants in Southern California, Nevada, Arizona, New Mexico, and El Paso, Texas. In addition, we own TGI Friday's restaurants in the metropolitan areas of Kansas City, Kansas; Kansas City, Missouri; and Omaha, Nebraska. We do not have any rights to develop any additional TGI Friday’s in Kansas, Missouri, or Nebraska. We own the Bamboo Club and Redfish brands. Our strategy is as follows:

•	capitalize on the brand-name recognition and goodwill associated with TGI Friday’s restaurants;

•	expand our restaurant operations through

-	the development of at least an additional 14 TGI Friday’s restaurants by 2009 in our existing development territories,

-	remodel the exterior and interiors of our older TGI Friday’s restaurants as part of the new revitalization program,

-	the limited development of additional Bamboo Club restaurants in certain key markets in the United States when our development capital allows, and

-	the possible acquisition or development of restaurants operating under other restaurant concepts;

•	improve our profitability by continuing to enhance the dining experience of our guests and improving operating efficiency at all of our restaurant brands;

•	reduce our long-term debt; and

•	sell non-core assets or close restaurants in underperforming markets.

We may explore opportunities to franchise Bamboo Club and Redfish concepts to third parties in the future.

We were incorporated in December 1988. We maintain our principal executive offices at 5050 North 40th Street, Suite 200, Phoenix, Arizona 85018, and our telephone number is (602) 852-9000. Our website is located at www.mainandmain.com. Through our website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission. We also post on our website the charters of our Audit Committee, Compensation Committee, and Nominations and Governance Committee; our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or NASDAQ regulations. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices. As used in this Report, the terms "we," "our," "us," the “Company”, “our company,” and "Main Street" refers to Main Street Restaurant Group, Inc. and its subsidiaries and operating divisions.

Operations

The TGI Friday's Concept

The TGI Friday's concept is franchised by TGI Friday’s Inc., a wholly owned subsidiary of Carlson Restaurants Worldwide, Inc., a wholly owned subsidiary of Carlson Companies Inc., which is a diversified company with business interests in the restaurant and hospitality industries. The first TGI Friday's restaurant was opened in 1965 in New York City. TGI Friday’s Inc. and its predecessors have conducted a business since 1972 that is substantially similar to the business currently conducted by its franchisees. As of December 26, 2005, TGI Friday’s Inc., had 289 franchisor-operated and 516 franchised TGI Friday's restaurants operating worldwide. On December 26, 2005, TGI Friday’s Inc. owned 53,016 shares, or approximately 0.036%, of our outstanding common stock. Holders of our common stock do not have any financial interest in TGI Friday’s Inc., and TGI Friday’s Inc. has no responsibility for the contents of this report.

TGI Friday's restaurants are full-service, casual dining establishments featuring a wide selection of high-quality, freshly prepared popular foods and beverages, including a number of innovative and distinctive menu items, such as menu items featuring "Jack Daniel's®” sauces. The restaurants feature quick, efficient, and friendly table service designed to minimize customer-waiting time and facilitate table turnover.

Our restaurants generally are open seven days a week between the hours of approximately 11:00 a.m. and 1:00 a.m. We have five TGI Friday’s restaurants that have curbside service located in Chandler, Arizona; Desert Ridge and Happy Valley in North Phoenix, Arizona; Surprise, Arizona; and Ontario, California. We believe that the design and operational consistency of all TGI Friday's restaurants enable us to benefit significantly from the name recognition and goodwill associated with TGI Friday's restaurants.

The TGI Friday's System

TGI Friday's restaurants are developed and operated pursuant to a specified system. TGI Friday’s Inc. maintains detailed standards, specifications, procedures, and operating policies to facilitate the success and consistency of all TGI Friday's restaurants. To ensure that the highest degree of quality and service is maintained, each franchisee of TGI Friday’s Inc., including our company, must operate each TGI Friday's restaurant in strict conformity with these methods, standards, and specifications. The TGI Friday's system includes the following:

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

The TGI Friday's system is identified by means of certain trade names, service marks, trademarks, logos, and emblems, including the marks TGI Friday's® and Friday's®. We believe the support as well as the standards, specifications, and operating procedures of TGI Friday’s Inc. are important elements to our restaurant operations. Our policy is to execute these specifications, procedures, and policies to the highest level of standards of TGI Friday’s Inc.

Menu

We attempt to capitalize on the innovative and distinctive menu items that have been an important attribute of TGI Friday's restaurants. The menu consists of more than 85 food items, including the following:

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

Beverages include a full bar featuring wines, beers, classic and specialty cocktails, after dinner drinks, soft drinks, milk, milkshakes, malts, hot chocolate, coffee, tea, frozen fruit drinks known as Friday's Smoothies™, and sparkling fruit juice combinations known as Friday's Flings®.

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

Restaurant Layout

Each of our TGI Friday's restaurants is similar in terms of exterior and interior design. Each restaurant features a distinctive decor accented by red-and-white striped awnings, brass railings, stained glass, and eclectic memorabilia. Each restaurant has interior dining areas and bar seating. In 2004, TGI Friday’s rolled out an updated design prototype that modified the exterior and interior designs for TGI Friday's restaurants. The updated designs provide a more modern look to the TGI Friday's concept. We plan to use this new design in all of our new restaurant construction and have done so for our newest TGI Friday's in Surprise and North Phoenix, Arizona. We also plan to use this new design for all of our future remodels. TGI Friday's Inc. has mandated that all existing TGI Friday’s restaurants incorporate these new design features in a brand revitalization program.

Most of our TGI Friday's restaurants are located in free-standing buildings. These restaurants normally contain between 5,500 and 9,000 square feet of space and average approximately 7,000 square feet. Most of our restaurants developed since 2001 contain 6,400 to 6,800 square feet of space. Our TGI Friday's restaurants contain an average of 60 dining tables, seating an average of 250 guests, and a bar area seating an average of approximately 20 to 30 additional guests.

Construction Economics

We estimate that our total cost of opening a new TGI Friday's restaurant currently ranges from $2,700,000 to $3,200,000, exclusive of annual operating expenses and assuming that we obtain the underlying real estate under a lease arrangement. These costs include approximately (a) $1,875,000 to $2,375,000 for building, improvements, and permits, including liquor licenses, (b) $600,000 for furniture, fixtures, and equipment, (c) $175,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies, and (d) $50,000 for the initial franchise fee. Actual costs, however, may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate, construction, and labor markets.

The Bamboo Club “Asian Bistro” Concept

Bamboo Club “Asian Bistro” restaurants are full-service, casual plus restaurants that feature an extensive and diverse menu of innovative and tantalizing Pacific Rim cuisine. Bamboo Club restaurants use fresh ingredients and premium herbs and spices in creative combinations to serve high-quality food and beverages that deliver a unique combination of delicious taste, eye-appealing color, appetizing aroma, and delightful texture. The Bamboo Club “Asian Bistro” concept has been designed to deliver a consistent and enjoyable dining experience to each guest in an elegant, casual/plus atmosphere. The restaurants feature a modern décor that provides a dramatic yet comfortable impression, with food and beverages prepared and served by a highly trained and skilled staff.

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

Menu prices range from $8 to $10 for salads; $3 to $12 for appetizers; and $9 to $21 for entrees. Alcoholic beverage sales account for approximately 23% of total revenue. Take-out orders represent approximately 4%-5% of total revenue.

Restaurant Layout

Bamboo Club restaurants have been designed to create a dramatic impression in an atmosphere that is both spacious and intimate. The restaurants' décor features artful lighting, dramatic murals, an eclectic mix of background music, and a general color theme of black, copper, and bamboo to create a "hip," exotic feeling of warmth and color.

The restaurants also feature an "exhibition kitchen" adjacent to the seating area, where diners can watch highly skilled wok chefs prepare the restaurants' appetizers and entrees. Most dishes are prepared and served within five to ten minutes from the time when the order is placed.

Our 10 Bamboo Club restaurants are located in high-traffic retail shopping environments. Each restaurant contains approximately 6,600 square feet of space in leased facilities, excluding patio areas. Each of these restaurants features indoor seating and bar area seating for a total of approximately 240 guests, which does not include outdoor patio seating at some locations.

Bamboo Club “Asian Bistro” restaurants have developed an extensive program to train and motivate restaurant employees. The Bamboo Club serving staff is professional, friendly, highly skilled, and knowledgeable about the restaurant's cuisine and menu selections. Servers are trained to make suggestions or recommendations for new or different menu items or combinations that patrons might try, which helps each guest to enjoy a memorable dining experience.

We originally acquired two operating Bamboo Club restaurants in Phoenix and Scottsdale, Arizona, and since have opened 11 additional Bamboo Club restaurants, one each in Wellington, Tampa, and Aventura, Florida; one each in Tempe, Tucson, and Desert Ridge (North Phoenix), Arizona; one in Newport, Kentucky; one in King of Prussia, Pennsylvania; one in Novi (Detroit), Michigan; one in Raleigh/Durham, North Carolina; and one in 2004, in Fairfax, Virginia. Based on poor financial performance, we negotiated lease cancellation agreements and closed three of these locations, as follows: Newport, Kentucky, and Aventura, Florida, were both closed in early 2005 and Fairfax, Virginia, was closed in January 2006.

Construction Economics

Our total cost of opening a new mall-based Bamboo Club restaurant location ranges between $1,350,000 and $2,390,000, exclusive of annual operating expenses. These costs include approximately (a) $600,000 to $1,500,000, net of a reduction for landlord’s contribution, for building improvements and permits, including liquor licenses, (b) $600,000 to $650,000 for furniture, fixtures, and equipment, and (c) $150,000 to $240,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies. Our total cost of opening our first and only free-standing Bamboo Club was approximately $3,000,000, exclusive of annual operating expenses. These costs included approximately (a) $2,250,000 for building improvements and permits, including liquor licenses, (b) $610,000 for furniture, fixtures, and equipment, and (c) $140,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies. These costs were affected by the following factors: (i) this was our first free-standing unit and therefore we had increased design and architects fees, (ii) the site has a balcony for seating, (iii) pre-opening expenses were reduced by virtue of the location being in Phoenix, where our company is headquartered, and (iv) delay related costs associated with the construction of this project. Our costs are based on our history and are our estimates of future costs of construction. All of these costs would need to be adjusted for inflation and changed market conditions if we elect to build a new Bamboo Club “Asian Bistro” restaurant.

Our Redfish Seafood Grill and Bar Restaurants

Redfish Seafood Grill and Bar restaurants are full-service, casual dining restaurants that feature a broad selection of seafood, steaks, and French Quarter cuisine. Our four restaurants offer unique, freshly prepared food that is served quickly and efficiently in a fun-filled New Orleans atmosphere. Each Redfish restaurant's Voodoo lounge features a unique atmosphere decorated with an eclectic collection of authentic New Orleans artifacts, signs, and antiques. Some locations have bands and, occasionally, on weekends, we have bands that play live rhythm and blues music. Redfish restaurants are open for lunch and dinner seven days a week. Hours of operation are usually from 11:00 a.m. until midnight Monday through Thursday and 11:00 a.m. until 1:00 a.m. on weekends.

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

Construction Economics

Our total cost of opening a new Redfish Seafood Grill and Bar restaurant currently ranges from $2,400,000 to $2,600,000, exclusive of annual operating expenses and assuming that we obtain the underlying real estate under a lease arrangement. These costs include approximately (a) $1,650,000 to $1,850,000 for building, improvements, and permits, including liquor licenses, (b) $600,000 for furniture, fixtures, and equipment, and (c) $150,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies. Our costs are based upon our actual construction costs, with the last Redfish restaurant being built in 2002. Actual costs, however, may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and employment markets. These numbers would have to be updated to include inflation and changed construction conditions if we were to elect to build a new Redfish restaurant.

Our Alice Cooper’stown Restaurant

The Alice Cooper’stown concept was developed by Celebrity Restaurants, L.L.C. and is rock and roll and sports themed, featuring a connection to Alice Cooper. We own no interest in Celebrity Restaurants, L.L.C., and it owns no interest in us. Celebrity Restaurants operates one Alice Cooper’stown restaurant, which opened in December 1998 in Phoenix, Arizona. Our Alice Cooper’stown restaurant opened in April 2002 in a location formerly occupied by a Redfish Seafood Grill and Bar restaurant in Cleveland, Ohio. The Cleveland location’s proximity to Jacobs Field, the home of the Cleveland Indians, and the fact that Cleveland is the home of the Rock and Roll Hall of Fame, resulted in our decision to convert the location into an Alice Cooper’stown. Our Alice Cooper’stown restaurant is a full-service, casual dining establishment featuring a wide selection of high-quality, freshly prepared popular foods and beverages, including a number of innovative and distinctive menu items, such as menu items that are sports and rock and roll themed. In addition, the restaurant sells sports and rock and roll memorabilia. The restaurant features quick, efficient, and friendly table service designed to minimize customer waiting time and facilitate table turnover. Our Alice Cooper’stown restaurant benefits significantly from the name recognition of Alice Cooper and the proximity to Jacobs Field, the home of the Cleveland Indians, and the Rock and Roll Hall of Fame.

Menu

Our menu in Cleveland includes salads and sandwiches, pizzas and burgers, and tempting appetizers and desserts.

Menu prices range from $6 to $12 for appetizers and desserts, $9 to $20 for entrées, and $7 to $10 for burgers.

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

Construction Economics

Our additional construction costs to convert this location were approximately $400,000, and pre-opening expenses were approximately $191,000. We have no current plans to open any additional Alice Cooper’stown restaurants at this time.

Future Site Selection-All Concepts

When evaluating whether and where to seek expansion of our restaurant operations, we analyze a restaurant's profit potential. We consider the location of a restaurant to be one of the most critical elements of the restaurant's long-term success. Accordingly, we expend significant time and effort in investigating and evaluating potential restaurant sites. In conducting the site selection process, we obtain and examine detailed demographic information, such as population characteristics, density, and household income levels; evaluate site characteristics, such as visibility, accessibility, and traffic volume; consider the proposed restaurant's proximity to demand generators, such as shopping malls, lodging, and office complexes; and analyze potential competition. Our senior corporate management evaluates and approves each restaurant site for all of our brands prior to acquisition after extensive consultation with all levels of our operations group and our outside real estate consultant/broker. TGI Friday’s Inc. provides site selection guidelines and criteria as well as site selection counseling and assistance for our TGI Friday's restaurant sites. We also must obtain TGI Friday’s Inc.'s consent to enter into definitive agreements for a TGI Friday's restaurant site.

In March 2003 we entered into an exclusive real estate brokerage agreement with Staubach Retail Services - West LLC, a nationwide brokerage company, to provide us with real estate and site selection consulting services. The individual with whom we worked and who became involved with our site selection left Staubach’s in March 2004 and joined another brokerage company. With the consent of Staubach’s we continue to use this individual to assist us in site selection and other real estate matters.

2005 Restaurant Openings and Closures

During 2005, we opened two TGI Friday's restaurants, in Surprise and North Phoenix, Arizona. In addition, we re-acquired a TGI Friday's restaurant in Omaha, Nebraska from an entity that we previously sold it to, when this entity elected to abandon the operation and where we were still liable on the lease. We did not open any new Bamboo Club restaurants in 2005. In 2005, we closed two Bamboo Club restaurants, in Newport, Kentucky and Aventura, Florida.

2005 Restaurant Openings and Closures

Restaurants	TGI Friday's	Bamboo Club “Asian Bistro”	Redfish Seafood Grill and Bar	Alice Cooper'stown
December 27, 2004	52	13	4	1
Closed/Sold/Terminated	-	(3)	-	-
Acquired	1	-	-	-
Opened	2	-	-	-
December 26, 2005	55	10*	4	1

* During the year ended December 26, 2005, we completed negotiations and entered into an agreement with the landlord of the Bamboo Club in Fairfax, Virginia to terminate the lease and close this restaurant. The restaurant was closed on January 31, 2006.

Current Restaurants

The following table sets forth information relating to each restaurant we owned as of March 1, 2006:

Location	Square Footage	Seating Capacity	In Operation Since	Operated by Our Company Since
Acquired TGI Friday's Restaurants
Phoenix, Arizona	9,396	298	1985	1990
Mesa, Arizona	9,396	298	1985	1990
Tucson, Arizona	7,798	290	1982	1990
Las Vegas, Nevada	9,194	298	1982	1990
Overland Park, Kansas	6,000	220	1992	1993
San Diego, California	8,002	234	1979	1993
Costa Mesa, California	8,345	232	1980	1993
Woodland Hills, California	8,358	283	1980	1993
Valencia, California	6,500	232	1993	1993
Torrance, California	8,923	237	1982	1993
La Jolla, California	9,396	225	1984	1993
Palm Desert, California	9,194	235	1983	1993
West Covina, California	9,396	232	1984	1993
North Orange, California	9,194	213	1983	1993
Ontario, California	5,700	190	1993	1993
Laguna Niguel, California	6,730	205	1990	1993
San Bernardino, California	9,396	236	1986	1993
Brea, California	6,500	195	1991	1993
Riverside, California	6,500	172	1991	1993
Pleasanton, California	8,000	255	1995	1998
Fresno, California	5,950	230	1978	1998
Omaha, Nebraska	6,750	227	1992	2005

Developed TGI Friday's Restaurants
Glendale, Arizona	5,200	230	1993	1993
Albuquerque, New Mexico	5,975	270	1993	1993
Reno, Nevada	6,500	263	1994	1994
Oxnard, California	6,500	252	1994	1994
Carmel Mountain, California	6,500	252	1995	1995
Rancho Santa Margarita, California	6,548	252	1995	1995
Cerritos, California	6,250	223	1996	1996
Las Vegas, Nevada	6,700	251	1997	1997
Superstition Springs (Mesa), Arizona	6,250	240	1998	1998
Puente Hills, California	5,800	272	1999	1999
San Diego, California	6,800	277	1999	1999
Independence, Missouri	5,800	240	1999	1999
Rancho (San Diego), California	5,800	240	1999	1999
Yorba Linda, California	5,800	240	1999	1999
Simi Valley, California	5,800	240	1999	1999
Tucson, Arizona	5,800	240	1999	1999
Henderson, Nevada	5,800	240	1999	1999
Carlsbad, California	8,146	302	1999	1999
Temecula, California	6,400	278	1999	1999
Chandler, Arizona	6,000	240	1999	1999
Goodyear, Arizona	6,000	207	2000	2000
Shawnee, Kansas	6,400	245	2000	2000

Location	Square Footage	Seating Capacity	In Operation Since	Operated by Our Company Since
Thousand Oaks, California	6,400	249	2000	2000
Union City(San Francisco), California	6,400	240	2000	2000
Leawood, Kansas	7,248	240	2000	2000
North Long Beach, California	7,177	291	2000	2000
Scottsdale, Arizona	7,100	263	2000	2000
Albuquerque West, New Mexico	6,426	241	2001	2001
Porter Ranch, California	6,426	245	2001	2001
Chandler Arizona	6,800	322	2002	2002
Desert Ridge Mall (Phoenix), Arizona	6,573	292	2003	2003
Surprise, Arizona	7,455	305	2005	2005
Happy Valley (North Phoenix), Arizona	7,077	304	2005	2005

Acquired Redfish Restaurants
Chicago, Illinois	6,200	214	1996	1997
Cincinnati, Ohio	7,133	239	1997	1997

Developed Redfish Restaurants
Scottsdale, Arizona	7,285	218	2001	2001
Chandler, Arizona	7,216	334	2002	2002

Acquired Bamboo Club Restaurants
Phoenix, Arizona	5,400	200	1995	2000
Scottsdale, Arizona	5,400	200	1997	2000

Developed Bamboo Club Restaurants
Tampa, Florida	8,100	235	2001	2001
West Palm Beach, Florida	6,317	180	2001	2001
Tempe, Arizona	6,400	210	2001	2001
Tucson, Arizona	6,422	277	2002	2002
King of Prussia, Pennsylvania	7,391	243	2002	2002
Novi, Michigan	6,941	291	2003	2003
Desert Ridge Mall (Phoenix), Arizona	7,000	293	2003	2003
Raleigh/Durham, North Carolina	7,217	271	2003	2003
Fairfax, Virginia(a)	6,294	198	2004	2004

(a) Closed on January 31, 2006

Developed Cooper'stown Restaurant
Cleveland, Ohio	11,160	356	2002	2002

Restaurants by State

State	TGI Friday’s	Bamboo Club	Redfish	Cooper’stown
California	31	__	__	__
Arizona	13	5	2	1
Nevada	4	__	__	__
Florida	__	2	__	__
New Mexico	4	__	__	__
Kansas	3	__	__	__
Missouri	1	__	__	__
Ohio	1	__	1	1
Nebraska	1	__	__	__
Illinois	__	__	1	__
Pennsylvania	__	1	__	__
North Carolina	__	1	__	__
Michigan	__	1	__	__
Total	55	10	4	1

Restaurant Operations

TGI Friday's, Bamboo Club, Redfish, and Alice Cooper'stown Operations

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

We also maintain quality assurance procedures designed to assure compliance with the high quality of products and services mandated by our company and, for our TGI Friday's restaurants, by TGI Friday’s Inc. We respond to and investigate inquiries and complaints, initiate on-site resolution of deficiencies, and consult with each restaurant's staff to assure that proper action is taken to correct any deficiency. Our personnel, and the third-party quality assurance professionals that we occasionally retain, make unannounced visits to restaurants to evaluate the facilities, products, and services. We believe that our quality review program and executive oversight enhance restaurant operations, reduce operating costs, improve customer satisfaction, and facilitate the highest level of compliance with the TGI Friday's system.

We maintain a zero tolerance policy for discrimination of any type towards both our employees and customers and, to this end, constantly enforce this policy through our training of new employees, our policy and training manuals, and periodic re-enforcement programs.

Restaurant Management

Our TGI Friday’s regional and restaurant management personnel are responsible for complying with TGI Friday’s Inc.'s and our operational standards. Our Executive Vice President of Operations is responsible for the operation of all of our brands. Assisting our Executive Vice President, we have two Directors of Operations for TGI Friday's and one Senior Regional Manager for Redfish restaurants who has a Senior General Manager assisting him. Assisting these positions for TGI Friday's we have six Regional Managers for the TGI Friday's restaurants, who are each responsible for between seven and nine of our restaurants within their region.

We have two Regional Managers for the Bamboo Club “Asian Bistro” restaurants, each responsible for five restaurants in their territory, who report to the Executive Vice President of Operations.

The Executive Vice President of Operations reports to our CEO and President, who has the ultimate responsibility for our TGI Friday's, Redfish, Bamboo Club, and Alice Cooper'stown operations.

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

Recruitment and Training

We attempt to hire employees who are committed to the standards maintained by our company and, for our TGI Friday's restaurants, by TGI Friday’s Inc. We also believe that our high unit sales volume, the image and atmosphere of the TGI Friday's, Bamboo Club, Redfish, and Alice Cooper’stown concepts, and our career advancement and employee benefit programs enable us to attract high quality management and restaurant personnel.

Our TGI Friday's restaurant personnel participate in continuing training programs maintained by TGI Friday’s Inc. and our company. In addition, we supplement those programs by hiring personnel devoted solely to employee training. All TGI Friday's restaurant general and assistant managers complete a formal training program conducted by our company. This program provides our TGI Friday's restaurant managers 14 weeks of training. The training covers all aspects of management philosophy and overall restaurant operations, including supervisory skills, operating and performance standards, accounting procedures, and employee selection and training necessary for restaurant operations. We employ personnel who are involved exclusively in training for both new store openings and continued re-training.

Our Bamboo Club and Redfish restaurant managers and personnel participate in extensive training programs consistent with our operating standards. Many of our Redfish restaurant managers are experienced TGI Friday's managers who have accepted positions in our Redfish operations. We have implemented all of our policies and training programs in order to operate the Alice Cooper’stown restaurant with the same high standards we have established for our other brands.

Maintenance and Improvement of Restaurants

We maintain our restaurants and all associated fixtures, furnishings, and equipment in conformity with the TGI Friday's system or standards we have developed for our Bamboo Club and Redfish restaurants. We also make necessary additions, alterations, repairs, and replacements to our TGI Friday's restaurants as required by TGI Friday’s Inc., including periodic repainting or replacement of obsolete signs, furnishings, equipment, and decor. We are required, subject to certain limitations, to modernize our restaurants to the now current standards and specifications reflected in the new prototype design of TGI Friday’s Inc.

In the past few years, we have developed a plan that we refer to as a “pop out” in four of our existing TGI Friday's restaurants that expands the restaurants by approximately 950 to 1,200 square feet. In 2004, we completed a major renovation in our San Diego (Mission Valley), California, and in 2005 we completed a renovation in our Palm Desert, California, TGI Friday's restaurants and will complete additional renovations in 2006.

We have developed plans to construct improvements for some of our TGI Friday's locations to develop a take-out program, which program could be used in the future with our other brands.

Our Desert Ridge (North Phoenix), Arizona location was our first fully free-standing Bamboo Club restaurant.

Information Systems

We have devoted considerable resources to develop and implement management information systems that improve the quality and flow of information throughout our company. We use five to seven touch-screen computer registers (point of sale terminals) located conveniently throughout each of our restaurants. Servers enter guest orders by touching the appropriate sections of the register’s computer screen, which transfers the information electronically to the kitchen and bar for preparation. These registers also are connected to a computer in the restaurant office and to our corporate information system by cable/Internet or frame relay. Management receives detailed comparative reports on each restaurant’s sales and expense performance daily, weekly, and monthly.

During 2004, we completed the installation of the Aloha Technologies Point of Sale System (POS) and back office systems at all of our restaurants and implemented a new human resources and payroll system using the Lawson ERP system. In 2005, we completed the conversion to the new ERP system for our financial modules (including general ledger, accounts payable, and fixed assets), which began in late 2004. Hosting and support of the new corporate ERP system has been outsourced to netASPx, Inc., under an outsourcing contract that runs through 2006. We are currently in negotiations for renewal of this contract.

In 2005, we completed the process of converting the data connection of our restaurants from a frame-relay technology to an Internet-based technology, allowing us, among other things, to have a more streamlined technology communication process including more productive bandwidth and higher speed capacity. This change has allowed us to more than double the speed of our up and down path of information, enabling more efficient support, quicker communication, faster email access, less down time, and an overall savings as it relates to the time our restaurant managers spend “in the office”.

We are in early stages of implementation and testing of our labor scheduling modules, which should allow for improved labor efficiency by predicting at the restaurant level the labor needs based on sales expectations.

We believe that our management information systems enable us to increase the speed and accuracy of order taking and pricing, better assist guest preferences, efficiently schedule labor to better serve guests, quickly and accurately monitor food and labor costs, assist in product purchasing and product movement analysis, promptly access financial and operating data, and improve the accuracy and efficiency of store-level information and reporting.

Supply, Purchasing, and Distribution

We purchase or lease, on a short-term basis, all fixtures, furnishings, equipment, signs, recorded music, food products, supplies, inventory, and other products and materials required for the development and operation of our TGI Friday's restaurants from suppliers approved by TGI Friday’s Inc. In order to be approved as a supplier, a prospective supplier must demonstrate to the reasonable satisfaction of TGI Friday’s Inc. its ability to meet the then-current standards and specifications of TGI Friday’s Inc. for such items, possess adequate quality controls, and have the capacity to provide supplies promptly and reliably. We are not required to purchase supplies from any specified suppliers, but the purchase or lease of any items from an unapproved supplier requires the prior approval of TGI Friday’s Inc.

TGI Friday’s Inc. maintains a list of approved suppliers and a set of the TGI Friday's system standards and specifications. TGI Friday’s Inc. receives no commissions on direct sales to its franchisees, but may receive rebates and promotional discounts from manufacturers and suppliers, some of which are passed on proportionately to our company. TGI Friday’s Inc. is an approved supplier of various kitchen equipment and store fixtures, decorative memorabilia, and various paper goods, such as menus and in-store advertising materials and items. We are not, however, required to purchase such items from TGI Friday’s Inc. If we elect to purchase such items from TGI Friday’s Inc., TGI Friday’s Inc. may derive revenue as a result of such purchases.

We have an agreement with U.S. Foodservice, a national food distribution service company, to serve substantially all of our TGI Friday's restaurants in California, Arizona, and Nevada and for all of our Bamboo Club and Redfish restaurants. We have an agreement with Performance Food Group in Missouri, Nebraska, Kansas, and New Mexico for all of our TGI Friday's restaurants located in those states. Product orders are sent electronically to the supplier by the local restaurant general manager. Our suppliers have comprehensive warehouse and delivery outlets servicing each of our markets. We believe that our purchases from our primary suppliers enable us to maintain a high level of quality, achieve dependability in the receipt of our supplies, avoid the costs of maintaining a large purchasing department, and attain cost advantages as the result of volume purchases. We believe, however, that all essential products are available from other national suppliers as well as from local suppliers in the cities in which our restaurants are located in the event we determine to purchase our supplies from other suppliers.

In late 2005, in response to escalating fuel costs, US Foodservice adopted a “fuel surcharge” and additional delivery cost, which the company estimates will add a 15-25 basis point increase to our cost of goods sold for 2006 and beyond.

Advertising and Marketing

TGI Friday's Restaurants

We participate in the national marketing and advertising programs conducted by TGI Friday’s Inc. The programs use network and cable television and national publications and feature new menu innovations and various promotional programs. In addition, from time to time, we supplement the marketing and advertising programs conducted by TGI Friday’s Inc. through local radio, newspaper, and magazine advertising media and sponsorship of community events. In conjunction with TGI Friday’s Inc., we maintain a "frequent diner" program that includes awards of food, merchandise, and travel to frequent diners based upon points accumulated through purchases.

As a franchisee of TGI Friday’s Inc., we are able to utilize the trade names, service marks, trademarks, emblems, and indicia of origin of TGI Friday’s Inc., including the marks TGI Friday's® and Friday's®. We advertise in various media utilizing these marks to attract new customers to our restaurants.

Each franchise agreement also requires us to spend at least 4% of gross sales on local marketing and to contribute to a national marketing pool that is administered by TGI Friday’s Inc. The national marketing pool is used to develop national advertising campaigns (creative material) and buy national, spot, and local advertising. All funds contributed to the national marketing pool are credited against the local advertising requirement. Our marketing pool contributions were 4%, 3.5%, and 3.25%, in 2005, 2004, and 2003 respectively. Our marketing pool contributions will be 4.0% of sales for 2006. Our marketing pool contributions were $8.1 million for 2005, $6.6 million for 2004, and $6.2 million for 2003.

Bamboo Club and Redfish Restaurants

Our in-house marketing department develops advertising and marketing programs for our Bamboo Club and Redfish restaurants. We develop these programs with an emphasis on building awareness of the "Bamboo Club" and "Redfish” brands in the communities in which we operate Bamboo Club and Redfish restaurants and generate sales for those restaurants. Advertising and marketing campaigns have included radio and print advertising, as well as point-of-sale marketing promotions. We conduct a comprehensive advertising and public relations campaign in advance of each Bamboo Club and Redfish restaurant grand opening.

Alice Cooper’stown Restaurant

Our in-house marketing department has developed advertising and marketing programs for our Alice Cooper’stown restaurant. We will emphasize the sports and rock and roll connection and feature Alice Cooper.

Expansion of Operations

We plan to expand our restaurant operations through the development of additional TGI Friday's restaurants in our existing development territories We have no current plans to develop any additional Bamboo Club, Redfish, or Cooper’stown restaurants. See “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding our financial condition.

Leasing Activity

We have signed leases to cover our obligations pursuant to our development agreements through 2006 in our Southern California territory and through 2008 in our Arizona, Nevada, and New Mexico territories. We are currently negotiating lease agreements to cover our 2007 Southern California obligations.

New Restaurant Openings Expected in 2006

Pursuant to our development agreements with TGI Friday’s Inc. we expect to open four to six new locations in 2006. Our location in the Orleans Hotel and Casino in Las Vegas, Nevada should open early in the second quarter of 2006, our locations in Rancho Cucamonga, California and Flagstaff, Arizona are planned to open in the third quarter of 2006, and a fourth location in Chandler, Arizona is expected to open in the last quarter of 2006. We also are under lease for two additional sites in Corona and Chino Hills, California, which will likely open in the last quarter of 2006 or early in 2007.

We currently are considering other sites for additional restaurants, but have not entered into leases or purchase agreements for such sites. We do not know how many sites will materialize since they depend on a variety of factors and economic conditions.

The opening of new restaurants also may be affected by increased construction, utility, and labor costs, delays resulting from governmental regulatory approvals, strikes, or work stoppages, adverse weather conditions such as the devastating hurricanes of 2005, and other acts of God. Newly opened restaurants generally operate at a loss for a period following their opening. The length of this period will depend upon a number of factors, including the time of year the restaurant is opened, the experience of our locales, leadership team, sales volume, and operating costs.

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

Restaurant Closures and Lease Terminations

Generally when we close a location due to underperformance or other reasons that management deems appropriate, our first priority is to transfer useable assets to other locations. Other assets that are not transferable, including leasehold improvements and certain kitchen equipment, are written off at the time of closure (unless written down previously) or when the formal decision to close or not renew the lease is made. At the time of closure, allocated goodwill is also written off.

Development Agreements

We are a party to two development agreements with TGI Friday’s Inc., one covering Southern California and the other covering the southwest territory including the states of Arizona, Nevada, and New Mexico. Our development agreements obligate us to open at least 14 additional new TGI Friday's restaurants through 2009. In the past, we were unable to meet the terms of development agreements with TGI Friday’s Inc. In each instance, TGI Friday’s Inc. waived our non-compliance. Each development agreement grants us the right to develop additional TGI Friday's restaurants in a specified territory and obligates us to develop additional TGI Friday's restaurants in that territory in accordance with a specified development schedule. We own the exclusive rights to develop additional TGI Friday's restaurants in territories encompassing the southern portion of California, most of the counties in the states of Arizona, Nevada, and New Mexico, and El Paso, Texas. We plan to develop additional TGI Friday's restaurants in our existing development territories.

The following table sets forth information regarding our minimum requirements to open new TGI Friday's restaurants under our current development agreements, as well as the number of existing restaurants in each of our development territories.

Year	Southern California Territory(a)	Southwest Territory(b)	Midwest Territory( c)	Total
2005	1 (d)	-(e)	-	1
2006	2	1	-	3
2007	2	1(f)	-	3
2008	2	1(f)	-	3
2009	3	1	-	4
Minimum Requirements	10	4	-	14

Existing Restaurants	31	19	5	55

(a)	Consists of Southern California. Agreement expires at the end of 2009.
(b)	Consists of the states of Arizona and Nevada, most of the state of New Mexico, and El Paso, Texas. Agreement expires at the end of 2009.
(c)	Former development territory consisting of metropolitan Kansas City, Kansas and Kansas City, Missouri. Agreement terminated in first quarter of 2004.
(d)	This obligation has been modified to June 30, 2006.
(e)	Two restaurants were opened in 2005.
(f)	These restaurants will likely open in 2006.

Each development agreement gives TGI Friday’s Inc. certain remedies in the event that we fail to comply in a timely manner with our schedule for restaurant development, if we otherwise default under the development agreement or any franchise agreement relating to a restaurant within that development territory as described above, or if our officers or directors breach the confidentiality or non-compete provisions of the development agreement. The remedies available to TGI Friday’s Inc. include (a) the termination of our exclusive right to develop restaurants in the related territory; and (b) the termination of the development agreement. None of these remedies would adversely affect our ability to continue to operate our then-existing TGI Friday's restaurants.

We have entered into a Development Incentive Agreement with TGI Friday’s Inc. that provides royalty and development cost relief for our California operations, if certain conditions and development performances are met. The amount of such cost relief in 2005 was not material to our financial results.

TGI Friday’s Restaurant Re-image and Improvement Program

TGI Friday’s Inc. has developed specific plans and prototype examples of a restaurant remodel and improvement program to enhance the restaurants, and brand’s overall appeal and position in the marketplace. TGI Friday’s Inc. has required franchisees to remodel each location as soon as reasonably and financially practicable with an indicated expectation that they will be substantially completed by the end of 2007. The timetable and cost of remodeling a location can vary greatly, from $150,000 to $750,000, depending on numerous factors, including the age and state of repair of the restaurant, landlord authorization and approval, local construction code requirements and changes, the possibility of additional expansion of existing facilities, and compliance with such laws as the Americans with Disabilities Act.

We believe we have approximately 50 restaurants that will require remodeling to one degree or another and have scheduled to initially complete four in the first half of 2006. The balance of the locations will be scheduled as the results of the initial four are known and our financial position and liquidity permit. The total expected cost for the remodel campaign is estimated to be $20 to $30 million. This level of capital expenditure, coupled with the restaurant development agreements through 2007, is very likely to exceed the allowable capital expenditures under our new revolving credit agreement, which limits our capital expenditures for all capital items to no more than $15 million per year. We are unable to predict the ramifications should we be unable to complete the re-image program under the TGI Friday’s Inc. timetable.

Franchise Agreements

We enter into or assume a separate franchise agreement with respect to each TGI Friday's restaurant that we acquire or develop pursuant to a development agreement. Each franchise agreement grants us an exclusive license to operate a TGI Friday's restaurant within a designated geographic area, which generally is a three-mile radius from each restaurant, and obligates us to operate such restaurant in accordance with the requirements and specifications established by TGI Friday’s Inc. relating to food preparation and quality of service as well as general operating procedures, advertising, records maintenance, and protection of trademarks. The franchise agreements restrict the ability to transfer the interest in the TGI Friday's restaurants without the consent of TGI Friday’s Inc.

Each franchise agreement requires us to pay TGI Friday’s Inc. an initial franchise fee of $50,000. We currently have entered into an agreement with TGI Friday's Inc. where we only pay $25,000 for new Southern California franchises, which agreement has a term equal to the Southern California Development Agreement. In addition, we are obligated to pay TGI Friday’s Inc. a royalty of generally 4% of gross revenue as defined in the franchise agreement for each restaurant, although we have entered into a California Development Incentive Agreement that will reduce a portion of these fees and TGI Friday's Inc. has agreed in certain circumstances to waive royalty payments for one year for any restaurant opened by June 30, 2006. Royalty expense under these agreements totaled $7.5 million during fiscal 2005, $7.2 million during fiscal 2004, and $7.5 million during fiscal 2003.

As previously discussed, each franchise agreement also requires us to spend at least 2% of gross sales on local marketing and to contribute up to 4% of gross sales to a national marketing pool that is administered by TGI Friday’s Inc.

A default under one of our franchise agreements will not constitute a default under any of our other franchise agreements. A default under the franchise agreement for a restaurant in a development territory may, however, constitute a default under the development agreement for that development territory.

License Agreements

Our license agreement with Celebrity Restaurants, L.L.C., allows us to operate the Alice Cooper'stown restaurant in Cleveland, Ohio. The agreement grants us the right to use Celebrity Restaurants’ exclusive rights to Alice Cooper’s likeness and its trademarks and trade names to operate a sports and rock and roll themed restaurant featuring Alice Cooper.

The license agreement requires us to pay Celebrity Restaurants a royalty fee in the amount of 1% of gross sales for food and beverage sales up to the amount of gross sales derived in 2001 in our Cleveland location through its existing operations; 2.5% from that point to $3,500,000; and 3% over $3,500,000. For the sale of merchandise products, such as logo and memorabilia, we pay a royalty of 20% of gross sales.

The amounts paid under this license agreement were not material in any year.

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

We also are subject to regulation under the Fair Labor Standards Act, which governs such matters as working conditions and minimum wages. An increase in the minimum wage rate or the cost of workers' compensation insurance, both of which recently occurred in California, or changes in tip-credit provisions or employee benefit costs, including costs associated with mandated health insurance coverage or other costs associated with employees, could adversely affect our company.

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

Employees

We employ approximately 6,000 people of whom approximately 64 are corporate management and staff personnel, 336 are restaurant area directors, managers, or trainees, and 5,600 are employees in non-management restaurant positions. None of our employees are covered by a collective bargaining agreement with us. We have never experienced a major work stoppage, strike, or labor dispute. We consider our relations with our employees to be good.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position
William G. Shrader	58	President, Chief Executive Officer, and Director
Michael Garnreiter	53	Executive Vice President, Treasurer, and Chief Financial Officer
Stuart K. Gee	42	Executive Vice President-Restaurant Operations
Michael J. Herron	65	General Counsel, Vice President, and Secretary
Cynthia A. Ward	45	Vice President-Accounting and Controller
Stephanie Barbini	36	Vice President-Human Resources and Training
Judy Schumacher	44	Vice President-Marketing

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

Stuart K. Gee has served as our Executive Vice President for Restaurant Operations since November 2004. Prior to that he was our Senior Vice President-Restaurant Operations-Bamboo Club since July 2003. Mr. Gee worked for Sam Seltzer’s Steakhouse restaurant chain as an operating partner from October 2002 to May 2003. Prior to that, Mr. Gee worked in various capacities for Brinker International-Romano’s Macaroni Grill, the last as Vice President of Operations, from March 1993 to March 2002. Mr. Gee was a general manager for Darden Restaurants-Red Lobster from March 1987 to February 1993.

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

Judy Schumacher has served as our Vice President of Marketing since February 2005. Prior to joining our company Ms. Schumacher owned and successfully operated a full-service communications consulting company, Schumacher Communications Inc., from January 2000 to January 2005, that provided services in the areas of marketing and advertising, media relations, financial communications, issues research, jury selection, and case argument development. Prior to that, she was Director of Corporate Communications for Arizona Public Service Company (APS), Arizona’s largest electric utility, from 1996 to 2000. Prior to APS, Ms. Schumacher was Director of Communications and Investor Media Relations with Tosco Marketing Company/Circle K, from 1987 to 1996, responsible for public relations, community relations and employee communications.

ITEM 1A.	RISK FACTORS

You should carefully consider the following factors, in addition to the other information in this Report, in evaluating our company and our business.

We face risks associated with changes in general economic and political conditions that affect discretionary consumer spending.

Adverse economic conditions and any related decrease in discretionary spending by our customers have an adverse affect on our revenues and operating results. When the economy struggles, our customers may become more apprehensive about the economy and reduce their level of discretionary spending. In addition, rising gasoline prices can severely affect our business by both increasing our cost of doing business as a result of fuel surcharges passed on by our suppliers, and the reduction in our customers’ discretionary income. We believe that a decrease in discretionary spending could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues. Additionally, military and governmental responses to future terrorist attacks and the prospect of future wars may exacerbate the then current economic conditions, and may lead to weakening in the economy.

We depend on TGI Friday’s Inc.

Our success depends, to a significant extent, on the continued vitality of the TGI Friday’s restaurant concept and the overall success of the TGI Friday’s system. We have no control over the management or operation of TGI Friday’s Inc. or other TGI Friday's franchisees. A variety of factors affecting TGI Friday’s Inc. or the TGI Friday's concept could have a material adverse effect on our business. These factors include the following:

•	any business reversals that TGI Friday’s Inc. may encounter;

•	a failure by TGI Friday’s Inc. to promote the TGI Friday's name or restaurant concept;

•	the inability or failure of TGI Friday’s Inc. to support its franchisees, including our company;

•	the failure to operate successfully the TGI Friday's restaurants that TGI Friday’s Inc. itself owns; and

•	negative publicity with respect to TGI Friday’s Inc. or the TGI Friday's name.

The future results of the operations of our restaurants will not necessarily reflect the results achieved by TGI Friday’s Inc. or its other franchisees, but will depend upon such factors as the effectiveness of our management team, the locations and markets of our restaurants, and the operating results of those restaurants.

We pay into a marketing pool for development and execution of a national marketing campaign. During the campaign, TGI Friday’s Inc. can select specific products to promote and pricing levels that may not be favorable to us in our markets. For example, during the third quarter of 2005 (and again in the first quarter of 2006) the national advertising campaign featured a “three course meal for $12.99”. While this value proposition drove increasing traffic, it represented a reduction from regular retail prices of nearly 40%. There were no retail pricing options available to us for the different markets in which we operate throughout the United States.

Our franchise agreements with TGI Friday’s Inc. require substantial payments.

Our franchise agreement with TGI Friday’s Inc. for each TGI Friday's restaurant that we own generally requires us to pay an initial franchise fee of $50,000, although currently the fee is $25,000 in Southern California, pay royalties of generally 4% of the restaurant’s gross sales, although we have entered into a California Development Incentive Agreement that will reduce a portion of these fees, and spend up to 4% of the restaurant’s gross sales on advertising, which may include contributions to a national marketing pool administered by TGI Friday’s Inc.

TGI Friday’s Inc. requires us and its other franchisees to contribute a percentage of gross sales to the national marketing pool, which has been set at 4.0% for 2006. We must pay or accrue these amounts regardless of whether or not our restaurants are profitable.

If we fail to satisfy these requirements or otherwise default under the franchise agreements, we could be subject to potential damages for breach of contract and could lose our franchise rights for some or all of our TGI Friday's restaurants. We also could lose our rights to develop additional TGI Friday's restaurants.

Our development agreements with TGI Friday’s Inc. require us to open additional TGI Friday’s restaurants and re-image or remodel our existing locations.

Our development agreements with TGI Friday’s Inc. require us to open additional TGI Friday's restaurants. We may not be able to secure sufficient restaurant sites that we believe are suitable or we may not be able to develop restaurants on terms and conditions that we consider favorable in order to satisfy the requirements of the development agreements. The development agreements give TGI Friday’s Inc. certain remedies in the event that we fail to comply with the development schedule in a timely manner or if we breach the confidentiality or non-compete provisions of the development agreements. These remedies include, under certain circumstances, the right to reduce the number of restaurants we may develop in the related development territory or to terminate our exclusive right to develop restaurants in the related development territory. In the past, we have negotiated waivers from TGI Friday’s Inc. of the obligations we have not fulfilled. However, we can provide no assurance that we will successfully fulfill these obligations in the future or, if we do not, that we will be able to obtain waivers.

We believe we have approximately 50 restaurants that will require remodeling to one degree or another. The total expected cost for the remodel campaign is estimated to be $20 to $30 million. Even if we had access to the cash or borrowings for this program, the level of total capital expenditures, coupled with the restaurant development agreements through 2007, is very likely to exceed the allowable capital expenditures under our new revolving credit agreement, which limits our capital expenditures for all capital items to no more than $15 million per year. We may not have the manpower to complete the remodel program by the end of 2007. Our franchise agreements require us to comply with remodel requirements from TGI Friday’s Inc. but we believe such requirements must be reasonable to be enforceable and, based on the enormity of the project for us, the current requirements may not be reasonable. We are unable to predict the ramifications should we be unable to complete the re-image program under the TGI Friday’s Inc. timetable.

Our growth strategy depends on opening new restaurants. Our ability to expand our restaurant base is influenced by factors beyond our control, which may slow restaurant development and expansion and impair our growth.

We are pursuing an aggressive but disciplined growth strategy, which, to be successful, will depend in large part on our ability to open new restaurants and to operate these restaurants on a profitable basis. We anticipate that our new restaurants will generally take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, the need to hire and train sufficient team members, and other factors. We cannot guarantee that we will be able to achieve our expansion goals or that new restaurants will be opened profitably. Further, we cannot assure that any restaurant we open will obtain operating results similar to those of our existing restaurants. One of our biggest challenges in meeting our growth objectives will be to locate and secure an adequate supply of suitable new restaurant sites. We have experienced delays in opening some of our restaurants and may experience delays in the future. Delays or failures in opening new restaurants could materially and adversely affect our planned growth. The success of our planned expansion will depend upon numerous factors, many of which are beyond our control, including the following:

•	the hiring, training, and retention of qualified operating personnel, especially managers;

•	reliance on the knowledge of our executives to identify available and suitable restaurant sites;

•	competition for restaurant sites;

•	negotiation of favorable lease terms;

•	timely development of new restaurants, including the availability of construction materials and labor;

•	management of construction and development costs of new restaurants;

•	securing required governmental approvals and permits in a timely manner, or at all;

•	cost and availability of capital;

•	competition in our markets; and

•	general economic conditions.

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

Our ability to utilize our revolving credit agreement and our ability to raise capital in the future may be limited, which could adversely impact our business.

Our new revolving credit agreement contains a number of restrictive covenants that limit our ability to, among other things, engage in mergers, acquisitions, joint ventures, and sale-leaseback transactions, and to sell assets, incur indebtedness, make investments, create liens, and pay dividends. Our revolving credit agreement also requires us to maintain compliance with specified financial ratios and tests, including an annual limitation on capital expenditures of $15 million. These restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased costs, or other events, including those described in this section, may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth and other plans as well as our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

We have significant debt, and we may be unable to continue to meet debt covenants.

We have incurred significant indebtedness in connection with our growth strategy. As of December 26, 2005, we had long-term debt of approximately $38 million, including the current portion, and a working capital deficit of $18 million. Our borrowings include financial covenants, which have been amended and revised from time to time, generally based on EBITDA, which limit the amount we can borrow. These debt agreements require us to measure our compliance with financial covenants each fiscal quarter. If we fail to meet any financial covenants, our lenders could call their loans immediately. There can be no assurance we will continue to meet these covenants in the future. Currently, the assets of all of our restaurants are pledged directly or indirectly to secure our debt obligations.

Our borrowings involve substantial interest expense.

Our borrowings will result in interest expense of approximately $4.0 million in 2006 and $3.5 million in 2007, based on currently prevailing interest rates and assuming outstanding and contemplated indebtedness is paid in accordance with the existing payment schedules without any prepayments or additional borrowings. Additionally, current interest rates have significantly increased from historically low levels. If interest rates were to continue to increase, our interest costs would also increase, since all of our debt, before consideration of the impact of our swap agreements, is variable interest rate debt. We must make these interest and principal payments regardless of our operating results.

We depend on a key food product distributor.

We depend on U.S. Foodservice, a national food distribution service company, to serve substantially all of our restaurants in California, Arizona, and Nevada and for all of our Bamboo Club and Redfish restaurants. U.S. Foodservice is a subsidiary of Royal Ahold. The inability of U.S. Foodservice to continue providing us with a high level of quality and dependability in the receipt of our supplies, at the cost advantages resulting from our volume purchases, could have a material impact on our business.

Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products, and seasonality may affect our food costs or cause a disruption in our supply chain. Chicken and beef represented a substantial portion of our food purchases in 2005. We enter into periodic and in some cases annual supply contracts with our beef and chicken suppliers, generally at fixed prices during the contract term. Changes in the price or availability of chicken and beef could materially adversely affect our profitably. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, because we frequently provide “value-priced” promotional items, we may not be able to pass along commodity price increases to our guests.

We believe that all essential products are available from other national suppliers as well as from local suppliers in the cities in which our restaurants are located in the event we must purchase our products from other suppliers; however, there can be no assurance that we will be able to match quality, price, or dependability of supply.

Health concerns relating to the consumption of chicken, beef, or other food products could affect consumer preferences and could negatively impact our results of operations.

Like other restaurant chains, consumer preferences could be affected by health concerns about the consumption of chicken or beef, the key ingredients in many of our menu items, or negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning E. coli, “mad cow” or foot-and-mouth disease, “avian bird flu”, publication of government or industry findings concerning food products served by us, or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business.

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

New restaurants added to our existing markets may take sales from existing restaurants.

We intend to open new restaurants in our existing markets, which may reduce sales performance and guest visits for existing restaurants in those markets. In addition, new restaurants added in existing markets may not achieve sales and operating performance at the same level as established restaurants in the market.

We will need additional capital for expansion, which may or may not be available.

We will need additional funds to develop new restaurants, including funds for construction, tenant improvements, furniture, fixtures, equipment, training of employees, permits, initial franchise fees, and other similar expenditures. However, we believe our cash flows from operations in 2006 will be sufficient to fund all of our planned capital expansion, which includes opening four to six new restaurants. However, we will require funds to develop additional TGI Friday's restaurants after 2006 and to pursue any additional restaurant development or restaurant acquisition opportunities that may arise and to comply with our required minimum restaurant openings in accordance with our development agreements with TGI Friday’s Inc. In addition, we will require $20 to $30 million over the next few years to complete the TGI Friday’s image revitalization program for our existing locations. The capital available for this program, if available, is subject to the limitations imposed upon us by our new bank financing, which limits our annual capital expenditures for all asset additions and replacements to $15 million.

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

A variety of factors over which we have no control may affect the ownership and operation of restaurants. These factors include adverse changes in national, regional, or local economic or market conditions; increased costs of labor or food products; fuel, utility, energy and other price increases; the number, density, and location of competitors; and changing demographics, traffic patterns, and consumer tastes, habits, and spending priorities.

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

We have substantial operations in California.

We have 31 of our 70 restaurants located in California. The state of California has a higher minimum wage rate than the rest of the United States and there have been recent initiatives to further increase the minimum wage. Additionally, tips received by our servers are not allowed to offset this minimum wage in California.

We have determined that there are many cost categories that are significantly higher in California than most other markets in which we operate, including occupancy-related costs, labor, liability and workers compensation insurance, and litigation.

We face rising insurance costs.

The cost of workers compensation insurance, general liability insurance, health insurance, and directors and officers liability insurance has risen significantly in the past few years and is expected to continue to increase in 2006. In California, we face significantly higher benefits and costs for workers’ compensation claims as compared to other markets. We may be unable to make the improvements in our operations to mitigate the effects of increased frequency and higher costs.

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

We depend upon our senior management.

Our future success significantly depends on the continued services and performance of our key management personnel, particularly Bill Shrader, our chief executive officer and president, Michael Garnreiter, our chief financial officer, and Stuart Gee, our executive vice president of operations. Our future performance will depend on our ability to motivate and retain these and other key officers and key team members, particularly regional operations directors, restaurant general managers, and kitchen managers. Competition for these employees is intense. The loss of the services of members of our senior management team or the inability to attract additional qualified personnel as needed could materially harm our business.

We may not be able to attract and retain qualified personnel to operate and manage our restaurants.

Our success and the success of our individual restaurants depends on our ability to attract, motivate and retain a sufficient number of qualified restaurant employees, including restaurant managers, kitchen staff, and wait staff. The inability to recruit and maintain these individuals may delay planned openings of new restaurants or result in high employee turnover in existing restaurants. This could inhibit our expansion plans and business performance and, to the extent that a labor shortage may force us to pay higher wages, harm our profitability.

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

Sales of alcoholic beverages represent an important source of revenue for each of our restaurants. The temporary suspension or permanent loss of, or the inability to maintain, a liquor license for any restaurant would have an adverse effect on the operations of that restaurant. We do not plan to open a restaurant in any location for which we believe we cannot obtain or maintain a liquor license.

We face increased expenditures of time and money associated with compliance with changing regulation of corporate governance and public disclosure.

Keeping abreast of, and in compliance with, changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, and NASDAQ National Market rules, has required an increased amount of management attention and external resources. We remain committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. As Sarbanes-Oxley Act compliance has evolved, its costs have escalated over early estimates to the point where we anticipate the additional expenditure of approximately $200,000-$300,000 in order to fully comply in 2007.

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

Historically, the market price of our common stock has been extremely volatile. In the future, the market price of our common stock may be subject to wide fluctuations as a result of a variety of factors, including the following:

•	quarterly variations in our operating results or those of other restaurant companies;

•	changes in analysts' estimates of our financial performance;

•	changes in national and regional economic conditions, the financial markets, or the restaurant industry;

•	natural disasters;

•	other developments affecting our business or other restaurant companies;

•	actual or anticipated variations in our quarterly results of operations;

•	changes in market valuations of companies in our industry;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and volumes;

•	issuances of common stock or other securities in the future; and

•	the addition or departure of key personnel.

The trading volume of our common stock has been limited, which may increase the volatility of the market price for our stock. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons not necessarily related to the operating performances of those companies.

The existence of a substantial amount of stock options and warrants may adversely affect the stock price volatility and any future financings.

Stock options to all employees, directors, officers, or former officers/directors, to acquire an aggregate of 3.4 million shares of common stock currently are outstanding, of which approximately 3.0 million are vested. An additional 432,915 shares of common stock have been reserved for issuance upon exercise of options that may be granted under our existing stock option plans. In addition, we have outstanding warrants to CIC Partners to purchase 581,395 shares of common stock.

During the terms of these options and warrants, the holders of those securities will have the opportunity to profit from an increase in the market price of our common stock. The existence of options and warrants may adversely affect the volatility of our stock price or the terms on which we can obtain additional financing in the future since the holders of options and warrants can be expected to exercise those options at a time when we would be able to obtain additional capital by offering shares of common stock at prices higher than those provided by the exercise of such options and warrants.

Our management controls a significant portion of the voting power of our common stock.

Our directors, their related entities, and our executive officers currently own or control, directly or indirectly, approximately 6.4 million shares, or 37%, of our outstanding common stock. These directors and officers also hold options to purchase an aggregate of 1.7 million shares of common stock at exercise prices ranging from $1.67 to $5.81 per share. As a result, these persons voting together have significant voting power, including the election of directors and the approval of other corporate matters.

These stockholders, acting individually or together, could exert influence over various matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could delay or prevent a change in control of our company, and make some transactions more difficult without the support of these stockholders. The interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Our certificate of incorporation and bylaws require a 66 2/3% supermajority vote of our stockholders to remove a director or to amend specified provisions of our certificate of incorporation or bylaws.

Provisions in Delaware law and our charter may prevent or delay a change of control, even if that change of control may be beneficial to our stockholders.

We are subject to the Delaware anti-takeover law regulating corporate takeovers. These anti-takeover laws prevent Delaware corporations from engaging in business combinations with any stockholder, including all affiliates and associates of the stockholder, who owns 15.0% or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 15.0% or more of the corporation’s voting stock unless specified conditions are met.

Our amended and restated certificate of incorporation and our amended and restated bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control. These provisions:

•	authorize our board of directors to establish one or more series of preferred stock, the terms of which can be determined by the board of directors at the time of issuance;

•
require that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of the stockholders and may not be effected by any consent in writing;

•	state that special meetings of our stockholders may be called only by the board of directors or by a committee of the board of directors to which the board of directors has delegated such authority;

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at the meeting;

•	provide that certain provisions of our certificate of incorporation can be amended only by supermajority vote of the outstanding shares;

•	allow our directors to fill vacancies on our board of directors; and

•	provide that the authorized number of directors may be changed by resolution of the board of directors.

Our company has also adopted a stockholder rights plan intended to encourage anyone seeking to acquire us to negotiate with our board of directors prior to attempting a takeover. While the plan was designed to guard against coercive or unfair tactics to gain control of our company, the plan may have the effect of making more difficult or delaying any attempts by others to obtain control of our company.

Sales of large numbers of shares could adversely affect the price of our common stock.

Sales of substantial amounts of common stock in the public market, or even the potential for such sales, could adversely affect prevailing market prices for our common stock and could adversely affect our ability to raise capital. As of March 1, 2006, there were approximately 17.3 million shares of our common stock outstanding. All of these shares are freely transferable without restriction under the securities laws, unless they are held by our "affiliates," as that term is defined in the securities laws. Affiliates also are subject to certain of the resale limitations of Rule 144. Generally, under Rule 144, each person that beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us or one of our affiliates may, every three months, sell in ordinary brokerage transactions or to market makers an amount of shares equal to the greater of 1% of our then-outstanding common stock or the average weekly trading volume for the four weeks prior to the proposed sale of such shares.

We do not anticipate that we will pay dividends.

We have never paid any cash or stock dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to the expansion and development of our business. In addition, the terms of our credit facility limits our ability to pay dividends on our common stock.

ITEM 2.	PROPERTIES

We have a lease agreement, which expires in 2012, for our corporate offices covering 18,100 square feet in a four-story office building in Phoenix, Arizona. We believe that the leased space is adequate for our current and reasonably anticipated future needs.

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

We have been served with two lawsuits filed on behalf of current employees, seeking damages, under California law, for both missed breaks and missed meal breaks the employees allege they did not receive. These lawsuits seek to establish a class action relating to our California operations. We have vigorously defended these lawsuits, both on the merits of the employees’ cases and the issues relating to class action status. In July 2005, the court ruled to grant class action status in one of these cases. During the fourth quarter of 2005, the appellate Court in California ruled on the same issues involved in our cases, which effectively characterizes damages as a penalty and not wages, which shortens the period for which we could be liable to one year versus three and eliminates the exposure for the employees’ attorney’s fees. Subsequent to that ruling, additional appellate court rulings were made including one which ruled that the claim was a claim for wages. As a result of the overall developments in our cases and the appellate court rulings over similar facts in unrelated cases, we recorded, in the fourth quarter of 2005, an estimated settlement reserve of $1.5 million. We continue to aggressively defend our company and we are unable to predict the ultimate amount, if any, of a settlement or the timing of any payments.

The state of California initiated a sales tax audit of our restaurants and determined that the optional 15% gratuity added to checks for parties of eight or more should have been subject to sales tax and, as such, has assessed taxes and related penalties of initially approximately $900,000, but which have since been reduced to approximately $500,000. We have vigorously contested this assessment. The first of various appeal conferences was held in November 2003. In February 2004, we were notified that our appeal was denied by the appeals officer. We were in the process of preparing a second appeal to the full state of California Franchise Tax Board, but this appeal is being held in abeyance pending our ability to reach a settlement with the state. In February 2006, we were notified by the California Settlement Bureau that our offer was rejected. We plan to continue to see if an acceptable settlement can be reached and, failing that, we plan to appeal this decision and continue to contest this assessment. We are unable to predict the outcome of this proceeding.

Other than those proceedings, we are not subject to any pending litigation that we believe will have a material adverse effect on our business, financial condition, results of operations, or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ National Market under the symbol "MAIN".

The following table sets forth the quarterly high and low sales prices of our common stock for the periods indicated as reported by the NASDAQ National Market.

	High	Low
2004
First Quarter	$4.45	$1.91
Second Quarter	2.79	1.81
Third Quarter	2.11	1.43
Fourth Quarter	1.82	1.20
2005
First Quarter	$2.60	$1.44
Second Quarter	3.93	2.17
Third Quarter	6.91	3.31
Fourth Quarter	5.96	4.23
2006
First Quarter (through March 1, 2006)	$5.60	$3.51

On March 1, 2006, there were 781 holders of record of our common stock and the closing sale price of our common stock on the NASDAQ National Market was $5.44 per share.

We have never declared or paid any cash dividends. We intend to retain any earnings to fund the growth of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our existing debt obligations limit our ability to pay cash dividends.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options, warrants, or rights under our various equity compensation plans as of December 26, 2005:

Plan Category	(a)Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b)Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c)Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by Stockholders (1)	3,503,335	$3.30	432,915

Equity Compensation Plans Not Approved by Stockholders (2)	581,395	3.01	-

Total	4,084,730		432,915

(1)	Includes 3,370,835 of outstanding options and 132,500 shares of restricted stock.
(2)	Represents warrants issued to CIC Partners LP (see Note 6).

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for our company for the periods indicated. The selected consolidated financial data for each of the five fiscal years in the period ended December 26, 2005, has been derived from our consolidated financial statements which have been audited by (1) KPMG, LLP, our former independent accountants, for the fiscal year ended December 31, 2001 and (2) Mayer Hoffman McCann P.C., our current independent registered public accountants, for each of the four fiscal years in the period ended December 26, 2005.

This data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and the notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

	Fiscal Years Ended
	(in thousands, except for per share amounts)

	Dec. 26, 2005	Dec. 27, 2004	Dec. 29, 2003	Dec. 30, 2002	Dec. 31, 2001

Statement of Operations Data:
Revenue	$239,729	$224,751	$224,494	$220,151	$211,823
Restaurant operating expenses:
Cost of sales	63,265	59,025	60,299	61,270	59,139
Operating income (loss)	(2,423)	4,747	(1,454)	(3,491)	2,921
Net income (loss)(1)(2)	$(7,796)	$953	$(2,144)	$(8,750)	$(259)
Diluted earnings per share:
Net income (loss) (1)(2)	$(0.48)	$0.07	$(0.15)	$(0.62)	$(0.01)
Weighted average shares outstanding - diluted	16,321	14,649	14,179	14,105	14,048
Balance Sheet Data:
Working capital (deficiency)	$(18,069)	$(19,701)	$(17,946)	$(15,822)	$(8,135)
Total assets	99,409	103,172	106,207	112,395	112,462
Long-term debt, net of current portion	34,902	42,232	47,869	51,998	47,232
Stockholders' equity	28,949	29,285	28,124	28,816	39,686
_____________________
(1)	Fiscal 2005, 2004, 2003, and 2002 include a charge of $939,000, $80,000, $270,000, and $46,000, respectively, for early extinguishment or refinancing of debt.
(2)	Fiscal 2002 includes a full valuation allowance against deferred tax assets.

Quarterly Results of Operations (Unaudited)

The following table presents unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 26, 2005. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Fiscal Quarter Ended
	(In thousands, except per share amounts)
	2005				2004
	Dec. 26	Sept. 26	June 27	Mar. 28	Dec. 27	Sept. 27	June 28	Mar. 29
Revenue	$57,507	$59,120	$61,670	$61,432	$52,218	$54,845	$56,610	$59,079
Cost of sales	15,195	15,632	16,164	16,274	14,280	14,197	14,902	15,646
Income (loss) before income taxes (1)(2)	(10,368)	(346)	1,550	1,571	(1,113)	179	870	1,129
Net income(loss) (1)(2)	$(10,570)	$(236)	$1,550	$1,461	$(1,113)	$117	$820	$1,129

Net income (loss) per share before income taxes (1)(2)	$(0.60)	$(0.02)	$0.10	$0.11	$(0.08)	$0.01	$0.06	$0.08
Net income (loss) per share (1)(2)	$(0.61)	$(0.01)	$0.10	$0.10	$(0.08)	$0.01	$0.06	$0.08
_____________________
(1)
Fourth quarter fiscal 2005 and 2004 include asset impairment charges and other and lease termination fees of $6,867,000 and $1,385,000, respectively, including an allocation of goodwill in fiscal 2005 of $1,000,000.

(2)
Fourth quarter fiscal 2005 includes $1,366,000 in interest expense related to the write-down of our swap agreements ($939,000) and the write-off of deferred financing fees ($427,000) associated with the refinancing of debt as discussed in Note 2 and Note 5 to our financial statements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Background

We commenced our restaurant operations in May 1990 with the acquisition of four TGI Friday's restaurants in Arizona and Nevada. During the past 15 years, we have grown through acquisitions and development of new restaurants in four brands. We currently own 70 restaurants.

During 2004, we opened one new Bamboo Club “Asian Bistro” restaurant in Fairfax, Virginia, and we closed two California TGI Friday’s locations, Oakland and Salinas, where we made the decision not to renew the lease. In addition, we recorded charges in the fourth quarter for (i) the further write-down of the value of land held for sale in El Paso, Texas by $200,000, (ii) the impairment of assets in the amount of $310,000, and the estimated one-time lease termination fees of $875,000 covering three Bamboo Club locations, two of which have operating restaurants, Newport, Kentucky and Aventura, Florida, and one lease in Columbus, Ohio where we did not build a restaurant. We paid $575,000 in lease termination fees on two of these locations.

During 2005, we opened two new TGI Friday's restaurants, one in Surprise, and the other in North Phoenix (Happy Valley), Arizona, and reacquired a TGI Friday’s in Omaha, Nebraska that we previously owned. We also closed two Bamboo Club locations, one in Newport, Kentucky and the other in Aventura, Florida early in the year. Additionally, we entered into a lease termination and accrued $250,000 in lease termination fees to close a third Bamboo Club restaurant in Fairfax, Virginia. In January 2006, we paid the lease termination fees and closed this restaurant.

During 2005, we recorded charges for (i) non-cash asset impairment charges and other of $5,617,000, including asset impairments for four underperforming restaurant locations, one of which was closed in January 2006, (ii) an allocation of $1,000,000 of goodwill related to those restaurants, (iii) $250,000 in lease cancellation charges related to the restaurant that we closed in January 2006 (paid in cash in January 2006), and (iv) a non-cash provision of $1,500,000 for the estimated settlement of a lawsuit, included in general and administrative expenses. In addition, included in interest expense, we recorded a write-off of $427,000 for deferred financing fees and $939,000 related to the write-down of our interest rate swaps, both of which were non-cash costs associated with the debt refinancing and new debt revolving line of credit.

Economic Overview

We conduct business in the casual dining restaurant industry and the operating performance of our restaurants is directly and heavily influenced by the overall state of the national and local economies where our restaurants are located. When overall economic conditions negatively impact the financial performance of an individual restaurant, we periodically consider all of the factors influencing that restaurant, such as operational efficiencies, local demographic changes, local construction activity, competition, and other related factors. We then assess the prospect that we can improve both the short-term and long-term financial results, at least to a level sufficient to recover our investment in the leasehold improvements and equipment assets. There have been and likely will continue to be situations where we will make the decision that an asset is impaired and a write-down is required even when overall economic conditions are strong.

Same Store Sales

We measure and report same store sales only on a full company basis, for stores that have been open for at least 18 months. Our same store sales increases or decreases by quarter are as follows:

Same Store Sales
Year	Annual	First Qtr	Second Qtr	Third Qtr	Fourth Qtr
2005	7.7%	6.3%	10.8%	8.5%	5.0%
2004	2.4%	5.0%	(1.6)%	1.3%	4.2%
2003	1.1%	1.2%	(1.2)%	2.3%	1.4%
2002	0.4%	2.4%	1.5%	(3.6)%	(0.8)%

Asset Impairments and Write-Offs

The vast majority of our TGI Friday's restaurants have performed well; thus, we have experienced a limited number of asset impairments in recent years. As the local and national economies strengthen and our financial performance improves or remains strong, the overall judgment about asset impairment write-downs, for all of our brands, becomes easier; when the economy weakens, this judgment is made more difficult.

In the last five years we have opened 11 new Bamboo Club restaurants. Financial results have been substantially below our original expectations, primarily as a result of the timing of when we opened these restaurants, the state of the weak national economy, and certain real estate specific locations that have proven difficult. Three of these locations, in Newport, Kentucky, Aventura, Florida, and Fairfax, Virginia, have performed significantly below our expectations, due in part to what we now believe to be poor real estate location decisions. Each of these three locations has been closed as of January 2006. Other Bamboo Club locations continue to perform below our expectations at levels that require the recording of asset impairment charges. In some cases, negotiations with the property landlord about lease or rent modifications are ongoing.

In the future and for many business reasons, we may vacate operating properties of any brand where we have a long-term lease obligation. Any such vacating of property will likely require us to pay fees and costs, which are likely to be material.

Employee-related Insurance Costs and Wage Expense

Another major cost category for us is employee-related insurance costs, such as health care and workers compensation benefits. We self-insure for the majority of the risks associated with these costs and we purchase excess insurance for situations where the individual cases become very costly. Each mid year and again at year end, with the assistance of our insurance actuaries, we evaluate the actual claims history to (i) predict the estimated total costs to accrue for the upcoming year, and (ii) to evaluate the level of accruals for prior years’ open claims. As claims mature, we are provided with better information and insight about the likely ultimate outcomes and can better estimate the ultimate liability for any given year. However, this judgment can impact the amount of accruals actually needed as compared to previous amounts recorded, and any shortfall or excess can be material.

In addition, 31 of our 70 restaurants are located in California. California does not permit us to reduce the minimum wage that we are required to pay to our wait staff by the amount of tips and gratuity they receive from our customers. This tip credit practice is permitted in most other states in which we operate. This condition results in a significantly higher level of wages paid to our employees in California compared to the other 12 states in which we operate. This condition also impacts worker compensation benefits and our costs in California. We estimate that our workers compensation cost for each claim in California is more than double the cost we experience in other states.

Brand Economics

General

All of our restaurants operate in the casual dining sector of the restaurant industry. However, because of each brand’s age and relative business maturity, and because of differing levels of marketing and brand recognition, each brand currently has somewhat different economic results. We do not allocate any cost of capital or general and administrative cost directly to the restaurants.

Restaurant level operating profit (ROP) includes all restaurant-specific revenues and direct costs of operations, including royalties and marketing costs paid to Carlson on behalf of the TGI Friday’s brand. Restaurant level EBITDA represents restaurant level cash flow, adding depreciation and amortization to ROP.

The following tables reflect TGI Friday’s and Bamboo Club brand financial data only (Redfish Bar and Grill and Alice Cooper’stown represent less than 10% of total revenue):

TGI Friday’s Brand

The TGI Friday’s brand is over 40 years old and yet remains very widely recognized and accepted. In spite of its age, it and has been very resilient against its increasingly tough competition (dollar amounts in thousands):

	2005	2004
Brand Revenues	$203,800	$188,538
Restaurant level Operating Profit	$ 19,656	$ 16,527
Restaurant level Cash Flow (EBITDA)	$ 26,337	$ 22,844
EBITDA as % of Revenue	12.9%	12.1%
Average Number of Restaurants	53.6	53.0
Average Annual Unit Volumes	$ 3,802	$ 3,557

Bamboo Club Brand

The Bamboo Club concept is significantly less mature than our TGI Friday’s brand and the marketing and advertising support is dramatically lower. Of our 11 locations at December 26, 2005, nine have been built and opened in the last four years, and two locations have significantly under performed our expectations. Our original expectation was that a restaurant achieved sales maturity within six to eight months, but we have found that it takes much longer. We now believe two years is a more appropriate estimation period to achieve maturity. Additionally, costs are higher, especially for labor, in the initial two-year period as a restaurant adjusts to its local market conditions and customer expectations (dollar amounts in thousands);

	2005
	Sales	ROP	EBITDA	# of Locations
Closed Locations (a)	$1,600	$(1,400)	$(1,100)	3
Arizona and Florida	18,600	200	1,400	7
Other Markets (b)	5,800	(1,300)	(800)	3
Brand Totals	$26,000	$(2,500)	$(500)

(a)
Represents the 2005 operating activities of restaurants closed in 2005 (Newport, Kentucky and Aventura, Florida) and early 2006 (Fairfax, Virginia). Does not include any asset write-off or lease termination payments for these locations.

(b)	Other markets represent restaurants located in Novi, Michigan; King of Prussia, Pennsylvania; and Raleigh, North Carolina.

Long-Term Debt

We are a highly leveraged company. Our long-term debt of approximately $38 million at December 26, 2005 is held by three principal lenders. We expect to pay interest on this debt of $4.0 million in 2006 and we expect to pay down principal by at least $3.3 million. Interest rates have increased significantly in the last year. If interest rates continue to rise in 2006, our annualized interest expense will increase by approximately $380,000 for each one percentage point increase in short-term interest rates (as measured by LIBOR). As a result of the impact of our swap agreements, approximately 63% of our loans are tied to variable interest.

In addition, we have two interest rate swaps, with notional amounts of $18,627,468, whose value or obligation changes with the change in long-term interest rates. On October 31, 2005, we refinanced the debt associated with our interest rate swaps (see Note 5 to our financial statements for details regarding refinance) and “hedge accounting” no longer applies although the swaps remain in place. As a result, we recorded the fair value of the obligation of approximately $939,000 as an expense in the fourth quarter of 2005. In the future, we will record market changes in the value or obligation on these swaps as additional income or expense, directly in our statement of operations.

Sale of Assets

We consider selling operating or other assets from time to time, and we have an active program of reviewing our options and opportunities on a regular basis. We may enter into a transaction to sell non-strategic assets, or as part of a program to raise cash. We may sell these assets at either a gain or loss and this gain or loss could be material. There were no asset sale transactions in 2005.

Outlook 2006

A number of factors serve as the basis for optimism for 2006: (i) 2005 saw a strong economic rebound demonstrated by strong increasing same store sales, and the national economy shows positive signs so far in early 2006; (ii) the 2006 TGI Friday's advertising campaign; and (iii) we plan to open four to six new TGI Friday’s restaurants in 2006 in our strong markets of Southern California, Nevada, and Arizona. We expect our EBITDA to be approximately $18.0 million to $19.0 million in 2006 (see table below). This level of cash flow should allow us to meet all of our obligations as they come due and to provide sufficient cash flow to pay our debt obligations of principal and interest, to comply with our debt covenants, to build four to six restaurants, to remodel four to ten of our existing TGI Friday’s locations, and to provide our stores with routine capital equipment replacement needs.

Forecasted EBITDA Reconciliation:	Forecasted Twelve Months Ending December 25, 2006 (in millions)
Net Income (*)	$4.2
Add-Income taxes	.3
-Interest expense	4.0
-Depreciation and Amortization	9.5
EBITDA	$18.0
* Before the impact of non-cash charges such as stock options expense, asset impairments, write-downs or lease termination expenses in 2006, if any.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require our most difficult, subjective, or complex judgments form the basis for the accounting policies deemed to be most critical to our operations. These critical accounting policies relate to the valuation and amortizable lives of long-lived assets, goodwill, and other identifiable intangible assets, valuation of deferred tax assets, and reserves related to self-insurance for workers compensation and general liability and reserves related to litigation:

(1)   We periodically perform asset impairment analysis of long-lived assets related to our restaurant locations, goodwill, and other identifiable intangible assets. We perform these tests whenever we experience a “triggering” event, such as a decision to close a location or a major change in a location’s operating environment, or other event that might impact our ability to recover our asset investment. Also, we have a policy of reviewing the financial operations of our restaurant locations on at least a quarterly basis. Locations that are not meeting expectations are identified and continue to be watched closely throughout the year. Primarily in the fourth quarter, we review actual results and analyze budgets for the ensuing year. If we deem that a location’s results will continue to be below expectations, we analyze alternatives for its continued operation. At that time, we perform an asset impairment test. If we determine that the asset’s fair value is less than book and we will be unable to recover the value through operations, we record an impairment charge. Upon an event such as a formal decision to close a restaurant we may record additional impairment of assets, including an allocation of goodwill, and may also incur a cash cost to terminate a lease. Any carryover basis of assets is depreciated over the respective remaining useful lives.

(2)   Periodically, we record (or reduce) the valuation allowance against our deferred tax assets to the amount that is more likely than not to be realized based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. We expect to continue to record a full valuation allowance on any future tax benefits until we sustain profitable operations.

(3)   We use an actuarial based methodology utilizing our historical experience factors to adjust periodically self-insurance reserves for workers compensation and general liability claims and settlements. These estimates are adjusted based upon annual information received in July of each year in connection with policy renewals. Estimated costs for the following year are accrued on a monthly basis, and progress against this estimate is re-evaluated based upon actual claims data provided to us each quarter from our insurance claims administrators.

(4)   We currently use the method of accounting for employee stock options allowed under APB Opinion No. 25 and have adopted the disclosure provisions of SFAS No.123, which require pro forma disclosure of the impact of using the fair value at date of grant method of recording stock-based employee compensation. The Financial Accounting Standards Board (“SFAS”) issued Statement of Financial Accounting Standards 123-revised 2004 (“SFAS 123R”) “Share-Based Payment" which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.

We have adopted the provisions of SFAS 123R effective December 27, 2005, the beginning of our fiscal year. Based on the options previously granted and unvested, we expect to record estimated stock compensation expense of $400,000 in 2006.

(5)   We are from time to time the subject of complaints or litigation from guests alleging food-borne illness, injury, or other food quality, health, or operational concerns. We may be adversely affected by publicity resulting from such allegations regardless of whether such allegations are valid or whether we are liable. We are also subject to complaints or allegations from former or prospective employees from time to time. A lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our business. We record estimated reserves when a loss becomes probable and we are able to reasonably estimate the amount of the loss.

We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

Results of Operations

The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

	Fiscal Year Ended
	December 26, 2005	December 27, 2004	December 29, 2003

Revenue	100.0%	100.0%	100.0%
Restaurant operating expenses:
Cost of sales	26.4	26.3	26.9
Payroll and benefits	30.5	30.8	31.4
Depreciation and amortization	3.7	3.8	3.7
Other operating expenses	31.7	31.8	31.3

Total restaurant operating expenses	92.6	92.7	93.3

Amortization of intangibles	0.4	0.3	0.3
General and administrative expenses(a)	4.8	4.1	4.0
Preopening expenses	0.1	0.1	0.4
New manager training expenses	--	--	0.1
Impairment charges and other	2.9	0.6	2.6

Operating income (loss)	(0.8)	2.1	(0.6)
Gain from sale of assets	--	--	(1.7)
Interest expense and other, net (b)	2.3	1.7	2.0
Income (loss) before income taxes	(3.2)%	0.4%	(1.0)%

(a)	Includes an estimated legal settlement reserve of $1.5 million (see Note 7 to our financial statements).
(b)	Reduction in swap liability of $939,000 recorded as additional interest expense upon debt refinance.

Fiscal 2005 Compared to Fiscal 2004

Revenue for the fiscal year ended December 26, 2005 increased approximately $15 million, or 6.7%, to $239.7 million compared with $224.8 million for the fiscal year ended December 27, 2004. This increase was primarily the result of (i) sales of $2.9 million from three new restaurants opened in 2005, (ii) the full year of revenues, $1.1 million in 2005 versus $461,000 in 2004, from one new restaurant opened in 2004, and (iii) same store sales increase of 7.7% in 2005 (versus a 2.4% increase in 2004). These increases were offset by revenues lost of approximately $1.0 million as a result of closed restaurants in 2005 from the revenue levels of these locations in 2004. Same store sales percentages represent sales for stores that have been open for at least 18 months. Revenue from alcoholic beverages accounted for 24.6% of revenue in 2005 and 25.0% in 2004.

Cost of sales as a percentage of revenue increased to 26.4% in 2005 from 26.3% in 2004. This increase was due primarily to higher delivery fees and a fuel surcharge implemented in late 2005 by our primary food supplier, U.S. Foodservice. Commodity costs remained relatively stable during the year and any cost increases were effectively offset by slight menu pricing increases.

Payroll and benefits consist of restaurant management salaries, hourly payroll expenses, and other payroll related benefits, including bonuses and health care. Payroll and benefit costs decreased as a percentage of revenue to 30.5% in 2005 from 30.8% in 2004. This decrease was related to the implementation of labor reduction programs in the form of labor scheduling standards beginning late in the third quarter of 2005 combined with a reduction in our group health costs. In addition, we paid $1.9 million in 2005 under our new general manager bonus program, versus $1.4 million paid in 2004.

Depreciation and amortization before income from restaurant operations includes depreciation of restaurant property and equipment and amortization of franchise fees and liquor licenses. Depreciation and amortization decreased as a percentage of revenue to 3.7% in 2005 from 3.8% in 2004. Although we continued to experience increased depreciation related to asset acquisitions for new stores and accelerated depreciation related to the two Bamboo Club restaurants we closed in 2005, these increases were offset by the reduction in depreciation as a result of asset impairments recorded during prior years.

Other operating expenses include rent, real estate taxes, common area maintenance (CAM) charges, royalties and advertising, workers’ compensation and property insurance, maintenance, and utilities. Other operating expenses increased by $4.8 million but as a percentage of revenue, remained constant at 31.7% for 2005 and 2004. The increased spending was principally due to (i) higher marketing fees of $1.5 million over 2004 paid to TGI Friday’s for the national TGI Friday’s advertising campaign (the fee was 4.0% of sales in 2005 versus 3.5% of sales in 2004) which consisted of 27 weeks in 2004 versus 35 weeks in 2005, (ii) increased occupancy expenses related to higher CAM charges, property taxes, and relatively higher lease costs for our Bamboo Club locations, and (iii) higher local marketing costs.

Depreciation and amortization after income from restaurant operations includes depreciation of corporate property and equipment and amortization of identifiable intangibles. Depreciation and amortization increased slightly as a percentage of revenue to 0.4% in 2005 from 0.3% in 2004. This increase was the result of additional depreciation related to the implementation of our new ERP system.

General and administrative expenses are those expenses associated with corporate and administrative functions that support new restaurant development and restaurant operations and provide administrative, accounting, and management infrastructure. These costs consist primarily of management and staff salaries, employee benefits, travel, legal and professional fees, and technology support. General and administrative expenses increased to $12 million, or 4.8% of revenue, in 2005 from $9.0 million, or 4.1% of revenue, in 2004. We experienced increases related primarily to higher legal costs and increases in technology support fees. Additionally, we accrued approximately $1.5 million for claims and legal expenses related to the estimated costs to settle the California meal and break lawsuits (see Note 7 -“Commitments and Contingencies” of the accompanying Notes to Consolidated Financial Statements).

Pre-opening expenses are costs incurred prior to opening a new restaurant and consist primarily of manager salaries and relocation and training costs. Historically, we have experienced variability in the amount and percentage of revenues attributable to pre-opening expenses. We typically incur the most significant portion of pre-opening expenses associated with a given restaurant in the two months immediately preceding opening and in the month the restaurant opens. Pre-opening expenses were $307,000, or 0.1% of revenue, in 2005 compared with $260,000, or 0.1% of revenue, in 2004. The increase in dollars spent was the result of opening two new stores during 2005 versus only one in 2004.

New manager training expenses are those costs incurred in training newly hired or promoted managers, as well as those costs incurred to relocate those managers to permanent management positions. New manager training expenses were $21,000, or less than 0.1% of revenue, in 2004 compared with $50,000, or less than 0.1% of revenue, in 2004.

In 2005, the impairment charges and other account included (i) $5.6 million for the non cash write-off or write-down of certain leasehold improvements, equipment, and other assets primarily related to underperforming Bamboo Club locations in Fairfax, Virginia (closed in January 2006), Novi, Michigan, and Raleigh, North Carolina and asset impairments related to our Alice Cooper’stown Restaurant in Cleveland, Ohio (ii) $1.0 million for the write-down of goodwill and the lease termination fee related to a Bamboo Club location we closed in January 2006 and the write-down of goodwill for a second Bamboo Club location, and (iii) $250,000 in a one-time lease cancellation charge associated with the termination of the lease in Fairfax, Virginia.

Interest expense and other was approximately $5.1 million, or 2.3% of revenue, in 2005 compared with $3.8 million, or 1.7% of revenue, in 2004. The increase in interest expense was primarily the result of prepayment penalties, the write-off of deferred financing fees, and the loss recorded on the write-down of our interest rate swaps associated with the refinancing of our debt in October 2005, coupled with higher interest rates in 2005 versus 2004.

We recorded $201,000 in income tax expense related to alternative minimum taxes (AMT) and state income tax expense. At December 26, 2005, we had approximately $12.0 million of net operating loss carryforwards and tax credits available to offset future book income and federal income taxes.

Fiscal 2004 Compared to Fiscal 2003

Revenue for the fiscal year ended December 27, 2004 was essentially flat, increasing by $200,000, or 0.1%, to $224.7 million compared with $224.5 million for the fiscal year ended December 29, 2003. This slight increase was primarily the result of (i) sales from the one new restaurant in 2004, (ii) the full year of revenues from the three restaurants opened in 2003, and (iii) same store sales increase of 2.4% in 2004 (versus a 1.1% increase in 2003). These increases were offset by revenues lost of approximately $6.5 million as a result of sold or closed restaurants in 2004 from the revenue levels of these locations in 2003. Same store sales percentages represent sales for stores that have been open for at least 18 months. Revenue from alcoholic beverages accounted for 25.0% of revenue in 2004 and 25.1% in 2003.

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

Payroll and benefits consist of restaurant management salaries, hourly payroll expenses, and other payroll related benefits, including bonuses and health care. Payroll and benefit costs decreased slightly as a percentage of revenue to 30.8% in 2004 from 31.4% in 2003. We experienced increases related to a substantial increase in California’s state unemployment rate during 2004 (which was an across the board increase and was not related to our claims experience) and higher labor costs related to our Bamboo Club opening (labor costs are higher in the initial four to six months of operation). These increases were more than offset by a reduction in our group health costs combined with a slight reduction in labor costs related to labor efficiencies resulting from the maturation of newer Bamboo Club restaurants.

Depreciation and amortization before income from restaurant operations includes depreciation of restaurant property and equipment and amortization of franchise fees and liquor licenses. Depreciation and amortization increased as a percentage of revenue to 3.8% in 2004 from 3.7% in 2003. This increase was primarily the result of depreciation related to asset acquisitions for new stores and accelerated depreciation of the assets of two California locations that we closed in 2004. The increase was partially offset by the reduction in depreciation as a result of asset impairments recorded during 2004 and 2003.

Other operating expenses include rent, real estate taxes, common area maintenance (CAM) charges, royalties and advertising, workers’ compensation and property insurance, maintenance, and utilities. Other operating expenses increased by $1.2 million and as a percentage of revenue to 31.8% in 2004 from 31.7% in 2003. The increase was principally due to (i) higher marketing fees of $600,000 paid to TGI Friday’s for the national TGI Friday’s advertising campaign (the fee was 3.5% of sales in 2004 versus 3.2% of sales in 2003) which consisted of seven 4-week flights in 2004 versus five 4-week flights in 2003, (ii) increased occupancy expenses related to higher CAM charges, property taxes, and relatively higher lease costs for our Bamboo Club locations, and (iii) higher local marketing costs.

Depreciation and amortization after income from restaurant operations includes depreciation of corporate property and equipment and amortization of identifiable intangibles. Depreciation and amortization remained constant as a percentage of revenue at 0.3% for both 2004 and 2003.

General and administrative expenses are those expenses associated with corporate and administrative functions that support new restaurant development and restaurant operations and provide administrative, accounting, and management infrastructure. These costs consist primarily of management and staff salaries, employee benefits, travel, legal and professional fees, and technology support. General and administrative expenses increased to $9.2 million, or 4.1% of revenue, in 2004 from $9.0 million, or 4.0% of revenue, in 2003. We experienced increases related primarily to higher legal costs and increases in technology support fees. The increases were partially offset by lower salaries and benefits resulting from a reduction in the number of employees from a corporate wide restructuring in July 2004, and due to the slow-down in new store openings during 2004.

Pre-opening expenses are costs incurred prior to opening a new restaurant and consist primarily of manager salaries and relocation and training costs. Historically, we have experienced variability in the amount and percentage of revenues attributable to pre-opening expenses. We typically incur the most significant portion of pre-opening expenses associated with a given restaurant in the two months immediately preceding opening and in the month the restaurant opens. Pre-opening expenses were $260,000, or 0.1% of revenue, in 2004 compared with $907,000, or 0.4% of revenue, in 2003. These decreases were the result of fewer new store openings, one in 2004 compared with five in 2003, and the timing of incurring the expenses related to these openings.

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

In 2004, the impairment charges and other account included the write-off or write-down of asset impairments of certain leasehold improvements, equipment, other operating assets, real estate held for sale, and lease termination fees to cancel three leases. The account included (i) $200,000 primarily to reduce the carrying value of real property in El Paso, Texas, which is currently under a sales contract, to its estimated fair value, (ii) $310,000 in asset impairments, primarily related to an underperforming Bamboo Club location in Miami, Florida, and (iii) $875,000 in one-time lease cancellation charges and other costs associated with the termination of three leases, one in Columbus, Ohio where we did not build a restaurant, and one each for Miami, Florida and Newport, Kentucky Bamboo Club locations.

Interest expense and other was approximately $3.8 million, or 1.7% of revenue, in 2004 compared with $4.5 million, or 2.0% of revenue, in 2003. This reduction was primarily attributable to lower average outstanding borrowings, as we paid down debt principal in 2004, somewhat lower interest rates, and a one-time gain on the termination of an interest rate swap of $178,000.

At December 27, 2004, we had approximately $13.0 million of net operating loss carryforwards and tax credits available to offset future book income and federal income taxes. As a result, we did not record any income tax expense in 2004.

Liquidity and Capital Resources

Our primary use of funds has been for the development and construction of new TGI Friday's and Bamboo Club restaurants. During 2006, we will continue to build new TGI Friday’s and remodel existing TGI Friday’s restaurants.

On April 28, 2005, we sold 2,325,581 shares of common stock at $2.15 per share and issued 581,395 warrants to purchase shares at $3.01 per share to Dallas-based CIC Partners LP, a private equity fund. The proceeds before expenses were approximately $5.0 million and have been used to reduce debt and fund TGI Friday's development.

On October 31, 2005, we entered into a $45 million credit facility with Bank of America, N.A., as administrative agent and letter of credit issuer, and for a syndicate of lending financial institutions that includes Bank of America, GE Franchise Finance and Wells Fargo. The proceeds available under the credit facility were used to refinance certain existing long-term debt, and will be used (i) to fund the development of new TGI Friday’s restaurant locations and remodel existing TGI Friday’s restaurants, and (ii) for capital expenditures and general corporate working capital purposes.

The credit facility consists of the following:

(1) A $25 million term loan with principal to be amortized over a ten-year period with a five-year balloon payment of unpaid principal. The term loan bears interest at the Eurodollar rate (LIBOR) plus 250 basis points.

(2) A $20 million revolving line of credit to be used for new restaurant construction and expansion, and remodeling of existing TGI Friday’s restaurants.

(3) A $4 million sublimit of the revolving line of credit for use of letters of credit issued by Bank of America for our benefit. Letters of credit are limited so that the total aggregate lending commitment of $20 million is not exceeded.

As a result of the refinancing discussed above, at December 26, 2005, we had long-term debt of approximately $38 million, including the current portion of $3.3 million. We made regular principal and interest payments of approximately $8.2 million in 2005.

In addition, the lenders have issued letters of credit (LOCs) totaling $2.9 million to provide security under our 2004 and 2005 workers’ compensation insurance program. The amount available for borrowing under the line of credit is reduced by the amount of the LOCs.

At December 26, 2005, we had no outstanding balance on our line of credit.

The credit facility contains customary affirmative covenants for transactions of this type, some of which are; (i) the timely delivery of financial statements, (ii) compliance with all franchise agreements and material contracts, and (iii) notice to the administrative agent upon the signing of any new leases.

The credit facility also contains customary negative covenants, such that we will not permit:

(i)	The creation of other liens on our assets or revenues.
(ii)	Investments or the extensions of credit to others, including employees and officers.
(iii)	The incurrence of any additional indebtedness
(iv)	Any fundamental change in our business, such as a merger, acquisition or disposition of assets or restaurants, except as are permitted under the credit facility.
(v)	The payment of cash dividends, distributions to stockholders or the repurchase of our common stock.

The credit facility also contains customary financial covenants including (i) Consolidated Debt Coverage, defined as Senior Debt to EBITDA (as modified for capital expenditures and lease expense), to be no greater than 3.00 to 1.00, (ii) Fixed Charge Coverage Ratio of 1.15 to 1.00 through September 2006, 1.20 to 1.00 through September 2007, and 1.25 to 1.00 thereafter, and (iii) all capital expenditures to be limited to $15 million per year.

We believe we will remain in compliance with our current debt agreements in 2006. We believe that our current cash resources, additional debt available under the credit facility, sale of assets, and expected cash flows from operations will be sufficient to fund our general obligations, capital expenditures, planned development and remodels through 2006.

Pursuant to our development agreements with TGI Friday’s Inc. we expect to open four to six new locations in 2006. Our location in the Orleans Hotel and Casino in Las Vegas, Nevada should open early in the second quarter of 2006, our locations in Rancho Cucamonga, California and Flagstaff, Arizona are planned to open in the third quarter of 2006, and a fourth location in Chandler, Arizona is expected to open in the last quarter of 2006. We also are under lease for two additional sites in Corona and Chino Hills, California which will likely open in 2007. In addition, we will obtain plans and permits for four remodels in both California and Arizona and will evaluate the remodel program at the completion.

We believe that our cash flow from operations and our line of credit will be sufficient to meet all of our capital obligations in 2006; however, we will likely need to obtain capital to fund additional growth beyond 2006. Potential sources of such capital include selling assets, bank financing, strategic alliances, and additional offerings of our equity or debt securities. We cannot provide assurance that such capital will be available from these or other potential sources, and the lack of capital could have a material adverse effect on our business.

Net cash flows from operating activities were $14,230,000 in 2005, $13,184,000 in 2004, and $7,267,000 in 2003. Cash flows from operating activities were reduced by approximately $8,493,000 for funds used to make regular principal payments as well as pay down debt during 2005.

Net cash used in investing activities was $6,733,000 in 2005, $6,768,000 in 2004, and $5,473,000 in 2003, which we used primarily to fund property and equipment purchases for our new restaurants. Funds used in investing activities were offset by cash received from the sale of land in El Paso, Texas ($691,000) and cash received from notes receivable ($750,000) in 2005, from the early termination of our lease in Oakland, California in October 2004 ($847,000) and by the sale of assets of three restaurants in the Sacramento, California area in 2003 ($3,773,000).

At December 26, 2005, our current liabilities exceeded our current assets by approximately $18,069,000 due in part to cash expended on our new restaurant development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days. At December 26, 2005, we had a cash balance of $10,124,000 and long-term debt of $38,285,000, including current portion of long-term debt of $3,383,000. Cash received from operations have been and are expected to be sufficient to pay all obligations as they become due.

Our debt is comprised of term loans payable to five lenders. The notes bear interest at rates ranging from 6.36 to 9.46% per annum and mature at various times over the next 7 years.

From time to time, we may enter into interest rate swap agreements with certain financial institutions for the purpose of adjusting our ratio of fixed rate debt over a certain period of time at varying notional amounts. At December 26, 2005, there were approximately $19 million in net notional amounts of interest rate swap agreements outstanding that carried a weighted average interest rate of 6.0%. The effective amount of interest we pay on the notional amounts of these swap agreements is calculated using the interest rate of the swap against the notional amount of each swap. These swaps effectively adjust the ratio of fixed rate debt on 84% of our total outstanding debt.

As of December 26, 2005, we were participating in two derivative financial instruments for which fair value disclosure is required under Statement of Financial Accounting Standards No. 133, as amended. The fair value liability of the interest rate swap agreements decreased during the quarter ended December 26, 2005, to $947,913 using “hedge accounting” per SFAS No. 133, as amended.

As a result of our debt refinancing referenced in note 5 to our consolidated financial statements, “hedge accounting” no longer applies after the third quarter of 2005, although the interest rate swaps will remain in place. We recorded the fair value obligation of approximately $939,000 as additional interest expense, and we will record future quarterly market adjustments on the change in value of these swaps to income or expense directly in our statement of operations.

Contractual Obligations and Commitments:

We lease all of our restaurants under operating leases, with initial terms ranging from 10 to 20 years, with various renewal options of 10 to 20 years. Our future debt, lease, and purchase obligations are summarized by year as follows (in thousands):

	Total	Less than one year	One to three years	Three to five years	Greater than five years
Debt Maturities	$38,285	$3,383	$7,660	$9,017	$18,225

Minimum Lease Commitment	162,180	12,981	27,031	26,673	95,493

Purchase Commitments	16,800	11,200	5,600	--	--

Total	$217,265	$27,564	$40,291	$34,535	$106,310

Minimum lease commitments represent operating leases on our restaurant locations. We have no other off-balance sheet financings. A default under a lease agreement could result in damages or the acceleration of amounts due under the lease. Total purchase commitments include estimated construction costs for the four to six new TGI Friday’s restaurants we have contracted to open in 2006.

We believe that our current resources, debt capacity, and expected cash flows from operations will be sufficient to fund our capital needs and debt maturities during the next 12 months. Prolonged future adverse geopolitical conditions, oil prices, and economic conditions could have a material adverse effect on our financial capabilities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 26, 2005, we were participating in two derivative financial instruments for which fair value accounting is required under SFAS No. 133, as amended. The fair value of the liability related to these interest rate swap agreements, discussed in note 2 to our consolidated financial statements, decreased to $947,913.

Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made at a variable interest rate of 2.50% over LIBOR. At December 26, 2005, we had outstanding borrowings on these loans of approximately $24,854,720. Our net interest expense for 2005 was $5,171,000, including prepayment penalties and the loss recorded on the write-down of our interest rate swaps of $512,000 and $939,000, respectively; a one percent variation on the variable rate debt would have increased or decreased our total interest expense by approximately $249,000 for the year, not including the impact of our swaps.

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

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquires made to certain other of our employees as of December 26, 2005. Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time period specified by the Securities and Exchange Commission’s rules and forms.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item relating to our directors is incorporated by reference to our Proxy Statement to be filed for our 2006 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, "Business - Executive Officers."

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement to be filed for our 2006 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement to be filed for our 2006 Annual Meeting of Stockholders. The information required by this Item relating to securities authorized for issuance under equity compensation plans is included in Item II, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our Proxy Statement to be filed for our 2006 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement to be filed for our 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules.

(1)	Financial statements are listed in the index to the consolidated financial statements on page F-1 of this Report.

(2)
No financial statement schedules are included because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

Exhibit Number	Exhibit
3.1	Restated Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment of Restated Certificate of Incorporation (l)
3.3	Amended and Restated Bylaws of the Company (1)
3.4	Certificate of Amendment of Restated Certificate of Incorporation (2)
3.5	Certificate of Elimination of the Class A Preferred Stock (3)
3.6	Certificate of Elimination of the Class B Preferred Stock (3)

Exhibit Number	Exhibit
3.7	Certificate of Designations of Series A Junior Participating Preferred Stock (3)
4.1	Sergio Zyman registration rights (4)
4.2	Warrant issued to CIC MSRG LP (5)
4.3	Registration Rights Agreement, dated as of April 27, 2005, between the Company and CIC MSRG LP (5)
4.4	Rights Agreement, dated as of May 23, 2005, between the Company and Computershare Trust Company, Inc., as Rights Agent (3)
10.1	Company's 1990 Stock Option Plan (6)
10.5	Form of Franchise Agreement between the Company and TGI Friday’s Inc. (7)
10.8	General Release and Retirement Separation Agreement, dated November 19, 2003, between the Company and Bart A. Brown, Jr. (8)
10.9	Development Agreement, dated March 15, 2004, between TGI Friday’s Inc. and Cornerstone Productions, Inc., a wholly owned subsidiary of the Company (8)
10.10	Development Agreement, dated March 15, 2004, between TGI Friday’s Inc. and Main St. California, Inc., a wholly owned subsidiary of the Company (8)
10.11	First Amendment to Development Agreement, dated February 17, 2005, between TGI Friday’s Inc. and Main St. California, Inc., a wholly owned subsidiary of the Company (8)
10.12	CA Development Incentive Agreement, dated March 25, 2004, between Main Street California, Inc. and TGI Friday’s Inc. (8)
10.13	Promissory Note between the Company and CNL Financial I, Inc. (9)
10.14	Promissory Note between the Company and CNL Financial I, Inc. (9)
10.15	Promissory Note between the Company and CNL Financial I, Inc. (9)
10.16	1995 Stock Option Plan (10)
10.22	Stock Option Agreement, dated August 5, 1996, between the Company and John F. Antioco for 800,000 shares of Common Stock (10)
10.22A	Stock Option Agreement, dated June 15, 1998, between the Company and John F. Antioco amending the Stock Option Agreement dated August 5, 1996 (10)
10.23
Stock Option Agreement, dated December 16, 1996, between the Company and Bart A. Brown, Jr. for 250,000 shares of Common Stock. (The Company issued three additional Stock Option Agreements that are substantially identical in all material respects, except as to number of shares. The four Stock Option Agreements give rights to purchase a total of 625,000 shares of Common Stock. (10)

10.23A	Schedule of Stock Option Agreements substantially identical to Exhibit 10.23 (10)
10.24
Stock Option Agreement, dated July 14, 1997, between the Company and Bart A. Brown, Jr. for 75,000 shares of Common Stock. (The Company issued one additional Stock Option Agreement that is substantially identical in all material respects, except as to number of shares. The two Stock Option Agreements give rights to purchase a total of 175,000 shares of Common Stock. (10)

10.24A	Schedule of Stock Option Agreements substantially identical to Exhibit 10.24 (10)
10.25
Stock Option Agreement, dated June 15, 1998, between the Company and James Yeager for 15,000 shares of Common Stock. (The Company issued two additional Stock Option Agreements that are substantially identical in all material respects, except as to option holder and number of shares. The three Stock Option Agreements give rights to purchase a total of 50,000 shares of Common Stock. (10)

10.25A	Schedule of Stock Option Agreements substantially identical to Exhibit 10.25 (10)
10.26
Stock Option Agreement, dated December 31, 1998, between the Company and Tim Rose for 10,000 shares of Common Stock. (The Company issued one additional Stock Option Agreement that is substantially identical in all material respects, except as to option holder and number of shares. The two Stock Option Agreements give rights to purchase a total of 160,000 shares of Common Stock. (10)

Exhibit Number	Exhibit
10.26A	Schedule of Stock Option Agreements substantially identical to Exhibit 10.26 (10)
10.27	Registration Rights Agreement, dated August 5, 1996, between the Company and John F. Antioco (11)
10.28	1999 Incentive Stock Plan (12)
10.29	Employment Agreement, dated November 19, 2004, between the Company and William G. Shrader (8)
10.30	Employment Agreement, dated November 19, 2004, between the Company and Michael Garnreiter (8)
10.31	Securities Purchase Agreement, dated as of April 27, 2005, between the Company and CIC MSRG LP (5)
10.40	401(k) Profit Sharing Plan (13)
10.42	Credit Agreement, dated as of October 31, 2005, among the Company, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other Lending Parties thereto (14)
10.43	Security Agreement, dated as of October 31, 2005, among the Company, each of its subsidiaries, and Bank of America, N.A., as Administrative Agent (14)
10.44	Guaranty Agreement, dated as of October 31, 2005, among each of the Company’s subsidiaries and Bank of America, N.A., as Administrative Agent (14)
21	List of Subsidiaries
23.1	Consent of Mayer Hoffman McCann P.C.
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________________
(1)	Incorporated by reference to the Company's Form 10-K for the year ended December 30, 1991, filed with the Securities and Exchange Commission on March 30, 1992.

(2)	Incorporated by reference to the Company's Form 8-K Report filed with the Commission on July 15, 2004.

(3)	Incorporated by reference to the Company's Form 8-A filed with the Securities and Exchange Commission on May 24, 2005.

(4)	Incorporated by reference to the Company's Form 10-K for the year ended December 29, 2003, filed with the Securities and Exchange Commission on March 23, 2004.

(5)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 4, 2005.

(6)	Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-40993), which became effective in September 1991.

(7)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on April 15, 1994.

(8)	Incorporated by reference to the Company's Form 10-K for the year ended December 27, 2004, filed with the Securities and Exchange Commission on March 8, 2005.

(9)	Incorporated by reference to the Company's Form 10-K for the year ended December 30, 1996, filed with the Securities and Exchange Commission on April 14, 1997.

(10)	Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-78155) filed with the Securities and Exchange Commission on May 10, 1999.

(11)	Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-78161) filed with the Securities and Exchange Commission on May 10, 1999.

(12)	Incorporated by reference to Company's Registration Statement on Form S-8 (Registration No. 333-89931) filed with the Securities and Exchange Commission on October 29, 1999.

(13)	Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-55100) filed with the Securities and Exchange Commission on February 6, 2001.

(14)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 4, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET RESTAURANT GROUP, INC.

Date: March 22, 2006	By:	/s/ William G. Shrader.
William G. Shrader
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ John F. Antioco	Chairman of the Board	March 22, 2006
John F. Antioco

/s/ William G. Shrader	Chief Executive Officer, President and Director	March 22, 2006
William G. Shrader	(Principal Executive Officer)

/s/ Michael Garnreiter	Chief Financial Officer, Executive Vice President	March 22, 2006
Michael Garnreiter	and Treasurer (Principal Financial and Accounting Officer)

/s/ Kenda B. Gonzales	Director	March 22, 2006
Kenda B. Gonzales

/s/ Wanda Williams	Director	March 22, 2006
Wanda Williams

Director
Sergio S. Zyman

/s/ Michael Rawlings	Director	March 22, 2006
Michael Rawlings

MAIN STREET RESTAURANT GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm.	F-2

Consolidated Balance Sheets as of December 26, 2005 and December 27, 2004	F-3

Consolidated Statements of Operations for the fiscal years ended December 26, 2005, December 27, 2004, and December 29, 2003	F-4

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) for the fiscal years ended December 26, 2005, December 27, 2004, and December 29, 2003	F-5

Consolidated Statements of Cash Flows for the fiscal years ended December 26, 2005, December 27, 2004, and December 29, 2003	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

MAIN STREET RESTAURANT GROUP, INC.

We have audited the accompanying consolidated balance sheets of Main Street Restaurant Group, Inc. and subsidiaries as of December 26, 2005 and December 27, 2004, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 26, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Main Street Restaurant Group, Inc. and subsidiaries as of December 26, 2005 and December 27, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.

Phoenix, Arizona
February 23, 2006

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Data)

	December 26,	December 27,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$10,124	$5,593
Accounts receivable	2,826	1,208
Inventories	2,796	2,758
Prepaid expenses	341	477
Total current assets	16,087	10,036
Property and equipment, net	58,263	66,444
Other assets, net	1,982	1,804
Notes receivable, net	516	1,212
Goodwill	20,255	21,255
Franchise fees, net	1,735	1,815
Purchased franchise territories, net	571	606

Total assets	$99,409	$103,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,383	$3,851
Accounts payable	7,194	6,626
Other accrued liabilities	23,579	19,260
Total current liabilities	34,156	29,737
Long-term debt, net of current portion	34,902	42,232
Other liabilities and deferred credits	1,402	1,918

Total liabilities	70,460	73,887

Commitments, contingencies and subsequent events (see notes 7 and 9)
Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares issued and outstanding in 2005 and 2004	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 17,309,550 and 14,642,000 shares issued and outstanding in 2005 and 2004, respectively	17	15
Additional paid-in capital	60,854	54,927
Unearned compensation-restricted stock	(314)	—
Accumulated other comprehensive loss	—	(1,845)
Accumulated deficit	(31,608)	(23,812)
Total stockholders’ equity	28,949	29,285
Total liabilities and stockholders’ equity	$99,409	$103,172

The accompanying notes are an integral part of these consolidated financial statements.

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended

	December 26,		December 27,	December 29,
	2005		2004	2003

Revenue		$239,729	$224,751	$224,494
Restaurant operating expenses
Cost of sales		63,265	59,025	60,299
Payroll and benefits		73,222	69,287	70,415
Depreciation and amortization		8,944	8,591	8,386
Loss on disposal of assets		480	148	--
Other operating expenses		76,089	71,290	70,257

Total restaurant operating expenses		222,000	208,341	209,357

Other operating expenses and income:
Amortization of intangible assets		952	758	606
(Gain) loss on disposal of assets		(3)	13	--
General and administrative expenses		11,581	9,197	8,977
Pre-opening expenses		307	260	907
New manager training expenses		21	50	195
Impairment charges and other		6,867	1,385	5,906

Operating income (loss)		(1,996)	4,747	(1,454)

Gain on sale of assets		—	—	3,831
Interest expense and other, net		5,598	3,794	4,521

Net income (loss) before income taxes		(7,594)	953	(2,144)
Income tax expense		202	—	—

Net income (loss)	$	(7,796)	$953	$(2,144)

Basic earnings per share:
Net income (loss)		$(0.48)	$0.07	$(0.15)

Diluted earnings per share:
Net income (loss)	$	(0.48)	$0.07	$(0. 15)

Weighted average number of shares outstanding:
Basic		16,321	14,642	14,179

Diluted		16,321	14,649	14,179

The accompanying notes are an integral part of these consolidated financial statements.

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Deferred Compensation	Totals

Balances, December 30, 2002	14,142	14	53,927	(22,621)	(2,504)	--	28,816

Shares issued, common stock.	500	1	1,000	--	--	--	1,001
Comprehensive income (loss):

Unrealized gain on interest rate swap	--	--	--	--	451	--	451
Net loss	--	--	--	(2,144)	--	--	(2,144)

Comprehensive loss							(1,693)

Balances, December 29, 2003	14,642	15	54,927	(24,765)	(2,053)	--	28,124

Comprehensive income (loss):

Unrealized gain on interest rate swap	--	--	--	--	208	--	208
Net income	--	--	--	953	--	--	953

Comprehensive Income:							1,161

Balances, December 27, 2004	14,642	15	54,927	(23,812)	(1,845)	--	29,285

Shares issued, common stock.	2,669	2	5,927	--	--	--	5,929
Comprehensive income (loss):

Unrealized gain on interest rate swap	--	--	--	--	1,845	--	1,845

Deferred compensation	--	--	--	--	--	(314)	(314)
Net income	--	--	--	(7,796)	--	--	(7,796)
Comprehensive income (loss):							(6,266)

Balances, December 26, 2005	17,311	17	60,854	(31,608)	--	(314)	28,949

The accompanying notes are an integral part of these consolidated financial statements.

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended
	December 26, 2005	December 27, 2004	December 29, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,796)	$953	$(2,144)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,897	9,349	8,992
Amortization of note receivable discount	(54)	(54)	(22)
Loss on sale of assets	432	51	—
Impairment charges and other	6,867	1,385	5,906
Loss on early extinguishment of debt	427
(Gain) loss on settlement of interest rate swap	939	(178)	—
Changes in assets and liabilities:
Accounts receivable	(1,618)	286	(390)
Inventories	(38)	4	(55)
Prepaid expenses	136	494	1,133
Other assets, net	(77)	238	56
Accounts payable	705	218	(1,665)
Other accrued liabilities	4,410	438	(713)
Net cash provided by operating activities	14,230	13,184	7,267

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(8,124)	(8,115)	(10,253)
Cash received from notes receivable	691	500	325
Cash paid to acquire franchise rights and goodwill	(50)	—	(50)
Cash received from the sale of assets	—	—	4,505
Cash received from termination of lease	750	847	—
Net cash used by investing activities	(6,733)	(6,768)	(5,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	4,863	—	1,001
Proceeds received on settlement of interest rate swap	—	178	—
Proceeds received from the exercise of stock options	664	—	—
Principal repayment upon debt refinancing	(4,843)	—	—
Regular principal payments on long-term debt	(3,650)	(5,601)	(3,816)
Net cash used by financing activities	(2,966)	(5,423)	(2,815)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,531	993	(1,021)

CASH AND CASH EQUIVALENTS, BEGINNING	5,593	4,600	5,621

CASH AND CASH EQUIVALENTS, ENDING	$10,124	$5,593	$4,600

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$5,143	$3,938	$4,629
Cash paid during the year for income taxes	$177	$59	$3

The accompanying notes are an integral part of these consolidated financial statements.

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

Main Street Restaurant Group, Inc. is a Delaware corporation engaged in the business of acquiring, developing, and operating restaurants. We currently own 55 TGI Friday's restaurants, 10 Bamboo Club restaurants (as of February 1, 2006), four Redfish Grill and Bar restaurants, and one Alice Cooper’stown restaurant.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require our most difficult, subjective, or complex judgments, form the basis for the accounting policies deemed to be most critical to our operations. These critical accounting policies relate to the valuation and amortizable lives of long-lived assets, goodwill, and other identifiable intangible assets, valuation of deferred tax assets, and reserves related to self-insurance for workers compensation and general liability and reserves related to litigation:

(1)   We periodically perform asset impairment analysis of long-lived assets related to our restaurant locations, goodwill, and other identifiable intangible assets. We perform these tests whenever we experience a “triggering” event, such as a decision to close a location or a major change in a location’s operating environment, or other event that might impact our ability to recover our asset investment. Also, we have a policy of reviewing the financial operations of our restaurant locations on at least a quarterly basis. Locations that are not meeting expectations are identified and continue to be watched closely throughout the year. Primarily in the fourth quarter, we review actual results and analyze budgets for the ensuing year. If we deem that a location’s results will continue to be below expectations, we analyze alternatives for its continued operation. At that time, we perform an asset impairment test. If we determine that the asset’s fair value is less than carrying value and we will be unable to recover the value through operations, we record an impairment charge. Upon an event such as a formal decision for abandonment (restaurant closure), we may record additional impairment of assets, including an allocation of goodwill. Any carryover basis of assets is depreciated over the respective remaining useful lives.

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

(4)  We use the method of accounting for employee stock options under Accounting Principles Board (APB) Opinion No. 25 and have adopted the pro forma disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, which require disclosure of the impact of using the fair value at date of grant method of recording stock-based employee compensation. We adopted the requirements of SFAS 123(R) effective December 27, 2005, the beginning of our 2006 fiscal year.

(5)  We are from time to time the subject of complaints or litigation from guests alleging food-borne illness, injury, or other food quality, health, or operational concerns. We may be adversely affected by publicity resulting from such allegations regardless of whether such allegations are valid or whether we are liable. We are also subject to complaints or allegations from former or prospective employees from time to time. A lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our business. We record estimated reserves when a loss becomes probable and we are able to reasonably estimate the amount of the loss.

We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

(e) New Accounting Pronouncements

On October 6, 2005, the FASB issued Staff Position No. 13-1 (“FSP 13-1”), Accounting for Rental Costs Incurred During a Construction Period. Generally, the staff position requires companies to expense rental costs incurred during a construction period. We are required to adopt FSP 13-1 in our fiscal year beginning December 27, 2005. We adopted FSP 13-1 on December 27, 2005, the beginning of our fiscal year. The adoption of this staff position did not have a material impact on our results of operations or financial position.

In December 2004, the Financial Accounting Standards Board ("FASB") enacted Statement of Financial Accounting Standards 123-revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaces Statement of Financial Accounting Standards No. 123 ("SFAS 123"), “Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. We are required to adopt SFAS 123(R) with our fiscal period beginning December 27, 2005. See note 2 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for fiscal 2003 through fiscal 2005, as if we had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards.

As permitted by SFAS No. 123, for our fiscal year 2005 we accounted for share-based payments to employees using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will not have a material impact on our results of operations and will have no impact on our overall financial position or cash flow. The estimated impact of adopting SFAS 123(R) for 2006, relating to prior year grants only, will be approximately $400,000. This estimate includes costs related to unvested stock options and our current stock compensation programs.

In the third quarter of 2005, our Board of Directors made the decision to accelerate the vesting of approximately 115,000 stock options granted prior to 2005. Generally, these options were due to vest by June 2006. Management expects no employee will terminate prior to the original vesting date and has not recorded any additional expense in the financial statements. The effects of the acceleration in vesting are reflected in our pro forma disclosures.

2.	SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

The consolidated financial statements reflect the application of the following accounting policies:

Cash and Cash Equivalents

Cash and cash equivalents include funds on hand, short-term money market investments, and certificate of deposit accounts with original maturities of 90 days or less.

Revenue Recognition

Our principal source of revenue is from customer dining transactions. Revenue is recognized at the time the meal is paid for by the customer, in the form of cash or credit card. Proceeds from the sale of gift cards are deferred as sold and recorded as revenue when the cards are presented as payment for dining transactions.

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

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives, while leaseholds are amortized over the shorter of 20 years or the lease term including option periods, which have economic penalties, and consisted of the following (in thousands):

	Useful Lives (years)	December 26, 2005	December 27, 2004

Land	--	$534	$534
Land held for sale	--	--	653
Building and leasehold improvements	4-20	64,477	66,016
Kitchen equipment	5-7	24,409	24,359
Restaurant equipment	5-10	9,147	8,160
Smallwares and décor	5-10	7,742	10,467
Office equipment, software, and furniture	5-7	7,135	6,816
		113,444	117,006
Less: Accumulated depreciation and amortization		(58,490)	(51,026)
		54,953	65,980
Construction in progress		3,309	464
Total		$58,263	$66,444

Depreciation expense was $9,566,000 for 2005, $9,005,000 for 2004, and $8,651,000 for 2003.

Construction in progress (CIP) represents costs incurred by us during the development of future restaurant sites for fixtures and building improvements and remodel costs. Construction in progress for 2005 includes primarily the costs incurred on construction for three of the TGI Friday’s restaurants that will open in 2006. Construction in progress for 2004 included the costs incurred on construction of two of the new TGI Friday’s locations that were opened in 2005 and the costs associated with a remodel project of another TGI Friday’s location.

Franchise Fees

Franchise fees represent the value assigned to the franchise agreements in the regions acquired and to the licenses to operate the restaurants. These agreements provide for an initial term of 20 to 30 years, with two renewal terms of 10 years each. Franchise area goodwill represents goodwill allocated to the geographic area for developing purchased TGI Friday’s restaurants, and it qualifies as an intangible asset with a determinable life. These costs are being amortized on a straight-line basis over the life of the agreement and consisted of the following (in thousands):

	Amortization Period (years)	December 26, 2005	December 27, 2004
Purchased franchise territories	20	$719	$719
Franchise fees and license costs	20-30	3,073	3,023
Less: Accumulated amortization		(1,486)	(1,321)
Total		$2,306	$2,421

Goodwill

We have recorded significant goodwill in conjunction with major acquisitions. We have adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill impairment, at least annually, based on the fair value of the reporting unit. We no longer amortize goodwill.

During 2004, we wrote off $430,000 in allocated goodwill associated with the closure of our Oakland, California TGI Friday’s, where we elected not to renew a lease. We also wrote off $50,000 of the purchased franchise territory related to the closure of this location. During 2005, we wrote off $1,000,000 in allocated goodwill associated with two underperforming Bamboo Club locations. At December 26, 2005, we performed a valuation in accordance with SFAS No.142 for the purpose of determining the amount of goodwill impairment. Based on the results of the valuation, no additional impairment was required.

Goodwill allocated to areas (in thousands):	December 26, 2005	December 27, 2004

Acquisition of California TGI Friday’s	$9,460	$9,460
Acquisition of Midwest and Arizona TGI Friday’s	1,495	1,495
Acquisition of Redfish	300	300
Acquisition of Bamboo Club	9,000	10,000
Total	$20,255	$21,255

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 26, 2005	December 27, 2004
Accrued payroll	$3,943	$3,404
Accrued property and sales tax	2,222	2,085
Accrued insurance	2,310	766
Accrued rent	6,834	6,112
Gift certificate liability	2,370	1,636
Lease termination fees	1,300	2,175
California meal & break legal accrual (a)	1,500	--
Royalty and marketing fees	1,442	1,265
Interest rate swap liability (b)	947	--
Other accrued liabilities	711	1,817
Total	$23,579	$19,260
(a)	See Note 7 in our notes to consolidated financial statements
(b)	See Note 2 - ,“Derivative Financial Instruments”, in our notes to consolidated financial statements.

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

For the years ended December 26, 2005, December 27, 2004, and December 29, 2003, there were 646,000, 3,386,000, and 3,842,000, respectively, of outstanding stock options and warrants excluded from the calculation due to their anti-dilutive effect.

We have calculated EPS in accordance with SFAS No. 128, Earnings Per Share. The following table sets forth basic and diluted EPS computations for the years ended December 26, 2005, December 27, 2004, and December 29, 2003 (in thousands, except per share amounts):

	2005	2004	2003
Net income (loss) per share	$(7,796)	$ 953	$(2,144)
Weighted average shares-basic	16,321	14,642	14,179
Effect of dilutive securities	914	7	1
Anti-dilutive securities	(914)	--	(1)
Weighted average shares-adjusted for assumed conversions…	16,321	14,649	14,179
Earnings per share - basic	$ (0.48)	$ 0.07	$ (0.15)
Earnings per share - diluted	$ (0.48)	$ 0.07	$ (0.15)

Segment Reporting

We have three operating segments that are managed based on our restaurant concepts: (i) TGI Friday's, (ii) Bamboo Club, and (iii) Redfish and Alice Cooper'stown. SFAS No. 131 allows for aggregation of similar operating segments into a single reportable operating segment if the components are considered similar under certain criteria. The restaurants operate in the U.S. within the casual dining segment, providing similar products to similar customers. The restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. Revenues from customers are derived principally from food and beverage sales. We do not rely on any major customers as a source of revenue. As a result of the foregoing, we believe that our restaurants meet the criteria supporting aggregation of all restaurants into one reporting unit.

However, because of each brand’s age and relative business maturity, and because of differing levels of marketing and brand recognition, each brand currently has somewhat different economic results. Also, we do not allocate any cost of capital or general and administrative cost directly to the restaurants.

The following table reflects TGI Friday’s and Bamboo Club brand financial data only (Redfish Bar and Grill and Alice Cooper’stown represent less than 10% of total revenue):

Year ended December 26, 2005 (dollar amounts in thousands):
	TGI Friday’s	Bamboo Club
Brand Revenues	$203,800	$26,044
Restaurant Level Operating Profit (Loss)	$ 19,656	$(2,497)
Average Number of Restaurants	53.6	11.6
Average Annual Unit Volumes	$ 3,802	$ 2,245

Year ended December 27, 2004 (dollar amounts in thousands):
	TGI Friday’s	Bamboo Club
Brand Revenues	$188,538	$26,106
Restaurant Level Operating Profit (Loss)	$ 16,527	$(1,129)
Average Number of Restaurants	53.0	12.3
Average Annual Unit Volumes	$ 3,557	$ 2,122

Stock-Based Compensation Plans

SFAS No.123, Accounting for Stock-Based Compensation, changed the methods for recognition of cost on plans similar to those of our company. Adoption of SFAS No. 123 was optional; however, pro forma disclosures as if we had adopted the cost recognition method are required. Had compensation cost for stock options awarded under these plans been determined consistent with SFAS No. 123, our net income (loss) and EPS would have reflected the following pro forma amounts:

	Year Ended December 26, 2005	Year Ended December 27, 2004	Year Ended December 29, 2003
	(In Thousands, Except Per Share Amounts)

Net income (loss) as reported	$(7,796)	$953	$(2,144)
Employee stock compensation expense included in net income (loss), as reported: pro forma employee compensation expense	$(675)	$(731)	$(944)
Pro forma net income (loss)	$(8,471)	$222	$(3,088)

Earnings (loss) per share:
Shares, basic	16,321	14,642	14,179
Shares, diluted	16,321	14,649	14,179
As reported-basic and diluted	$(0.48)	$0.07	$(0.15)
Pro forma-basic and diluted	$(0.52)	$0.02	$(0.21)

The weighted average fair value at the date of grant for options granted during fiscal 2005, 2004, and 2003 were estimated using the Black-Scholes option pricing model with the following assumptions: weighted average risk-free interest rate of 4.14%, 3.03%, and 3.00%, respectively; weighted average volatility of 38.77%, 68.94%, and 65.6%, respectively; average life of the option of three years, three years, and four years, respectively; and weighted average dividend yield of 0.0% in all years.

Details regarding the options outstanding as of December 26, 2005 are as follows:

	Outstanding			Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.67 - $2.75	1,412,584	3.92 years	$2.23	1,390,084	$2.23
$2.76- $4.00	1,185,251	3.70 years	$3.34	1,185,251	$3.34
$4.01 - $6.01	773,000	7.33 years	$5.20	428,000	$4.91
Total	3,370,835			3,003,335

Derivative Financial Instruments

We have only limited involvement with derivative financial instruments and generally do not use them for trading purposes. These interest rate swap agreements were originally entered into to hedge the effects of fluctuations in interest rates related to our long-term debt instruments. As a result of our debt refinancing referenced in Note 5 to the consolidated financial statements, “hedge accounting” no longer applies after the third quarter of 2005. Although, we have elected to keep the interest rate swaps in place as a hedge against rising interest rates. On October 31, 2005, we recorded the fair value liability of approximately $939,000 as an expense, and on a go-forward basis, we will record quarterly market adjustments on these swaps, income or expense, directly in our statement of operations as a component of interest expense.

 As of December 26, 2005, we were participating in two derivative financial instruments for which fair value disclosure is required under Statement of Financial Accounting Standards No. 133, as amended. As of December 26, 2005 and December 27, 2004, the fair value of the interest rate swaps resulted in a liability of $947,913 and $1,162,473, respectively.

Comprehensive Income (Loss)	December 26, 2005	December 27, 2004	December 29, 2003

Net income (loss)	$(7,796)	$953	$(2,144)
Other comprehensive income (loss), for the periods ended December 26 2005, December 27, 2004, and December 29, 2003, respectively	1,845	208	451
Comprehensive income (loss)	$(5,951)	$1,161	$(1,693)

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

Other charges include write-offs of allocated goodwill, severance costs, lease and contract termination fees, professional service costs, and other non-recurring charges. During fiscal years 2005, 2004, and 2003, we recorded asset impairment charges and other as follows (in thousands):

	December 26, 2005	December 27, 2004	December 29, 2003

Long-lived asset impairments and other	$5,617	$310	$3,051
Write-off of goodwill allocated to closed or impaired stores	1,000	--	905
Provision for severance	--	--	300
Lease termination costs	250	875	500
Impairment of receivables (management agreement)	--	--	800
Write-down of land (El Paso, Texas)	--	200	350
Total impairment charges and other	$6,867	$1,385	$5,906

The long-lived asset impairment amount in the table above includes the net book value of the fixed assets that will not be recovered through regular operations, computed on a discounted cash flow basis. The amount in 2005 is attributable to the impairment of three underperforming Bamboo Club restaurants and our Alice Cooper’stown restaurant. The amount in 2004 is attributable primarily to the impairment of one Bamboo Club location. The amount in 2003 is attributable primarily to impairments of two Bamboo Club locations and the closure of one Redfish location.

Valuation Reserves

Valuation reserves for the years ended December 26, 2005, December 27, 2004, and December 29, 2003, consisted of the following:

	Balance at Beginning of Period	Expense Recorded	Payments Made	Balance at End of Period

Insurance and claims reserves(prepaids):

Year ended December 26, 2005	$766,262	$5,450,814	$(3,907,104)	$2,309,972

Year ended December 27, 2004	$(73,108)	$5,992,668	$(5,153,298)	$766,262

Year ended December 29, 2003	$1,415,300	$6,694,400	$(8,182,808)	$(73,108)

3.	INCOME TAXES

We did not record a federal income tax provision during 2005 due to the utilization of net operating loss and tax credit carryforwards. However, we recorded $201,000 in income tax expense related to alternative minimum taxes (AMT) and state income tax expense.

Income tax expense consisted of the following (in thousands):

	Current	Deferred	Total
Year ended December 26, 2005:
U.S. Federal	$51,142	$--	$--
State and local	150,747	--	--
	$201,889	$--	$--
Year ended December 27, 2004:
U.S. Federal	$--	$--	$--
State and local	--	--	--
	$--	$--	$--
Year ended December 29, 2003:
U.S. Federal	$--	$--	$--
State and local	--	--	--
	$--	$--	$--

Deferred income taxes arise due to differences in the treatment of income and expense items for financial reporting and income tax purposes. The effect of temporary differences and carryforwards that gave rise to deferred tax balances at December 26, 2005 and December 27, 2004, were as follows (in thousands):
Net Deferred Tax Assets/(Liabilities)	December 26, 2005	December 27, 2004 (as restated)
	(In Thousands)
Temporary differences:
Basis differences in investments	$160	$112
Basis differences in depreciable and amortizable assets	(3,144)	(4,714)
Provision for estimated expenses	6,494	4,330
Revenue recognition	2,359	2,006
Interest rate swap	--	738
Deferred compensation	31	--
Tax carryforwards:
General business and AMT credits	5,682	5,631
Charitable contribution	--	--
Net operating loss and capital loss	2,510	3,026
Valuation reserve	(14,092)	(11,129)
Total	$--	$--

The amount of specific components of the deferred tax asset was incorrectly stated in 2004. The 2004 amounts have been revised to correctly state the accumulated balances. This misclassification had no impact on the overall financial statements since there is a full valuation allowance against the deferred tax asset.

At December 26, 2005, we had approximately $12 million in federal net operating and tax credit carryforwards to be used to offset future income for federal income tax purposes. These carryforwards expire in the years 2011 to 2023. As a result, we did not record a federal income tax provision in 2005. However, we recorded $201,000 in income tax expense related to alternative minimum taxes (AMT) and state income tax expense.

We believe that our ability to utilize our net operating loss carryforwards and certain of our general business and AMT credits to offset future taxable income within the carryforward periods under existing tax laws and regulations is subject to future profitability. However, because we have suffered significant net losses in the past, we have concluded that a 100% valuation allowance against our net deferred tax assets continues to be warranted.

The net change in the total valuation allowance for the year ended December 26, 2005 and December 27, 2004 is the result of providing a full valuation allowance against all deferred tax assets because we have a history of losses.

Reconciliations of the federal income tax rate to our effective tax rate were as follows:

	December 26, 2005	December 27, 2004	December 29, 2003
Statutory federal rate	34.0%	(34.0)%	(34.0)%
State taxes, net of federal benefit	3.19	--	--
Nondeductible expenses	(.22)	1.92	0.66
Other	(.38)	--	--
Change in valuation allowance	(39.27)	(35.92)	33.34
	(2.68)%	0.0%	0.0%

4.	LINE OF CREDIT

Under our new five-year financing agreement (see note 5 to our notes to consolidated financial statements), we have a $20 million revolving line of credit to be used for new restaurant construction and expansion, and remodeling of existing TGI Friday’s restaurants.

This line includes a $4 million sublimit of the revolving line of credit for use of letters of credit issued by Bank of America for our benefit. Letters of credit are limited so that the total aggregate lending commitment of $20 million is not exceeded.

The bank has issued letters of credit (LOCs) totaling $2.9 million to provide security under our 2004 and 2005 workers’ compensation insurance program. The amount available for borrowing under the line of credit is reduced by the amount of the LOCs. At December 26, 2005, we had no outstanding balance on our line of credit.

5.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	Maturity Dates	Interest Rates as of December 26, 2005	Annual Principal Payments	December 26, 2005	December 27, 2004

CNL Term Loan II, secured by assets of 16 TGI Friday’s restaurants	2012-13	9.457%	$1,297	$11,902	$13,199
Bank of America	--	--	15,085	--	15,085
Bank of America	2010	6.36%	--	24,855	--
Merrill Lynch	--	--	3,858	--	3,858
GE Capital	--	--	11,487	--	11,487
GMAC	2013	8.75%	926	1,528	2,454
Total			$32,653	38,285	46,083
Less current portion				(3,383)	(3,851)
Total				$34,902	$42,232

On October 31, 2005, we entered into a five-year $45 million credit facility with Bank of America, N.A., as administrative agent and letter of credit issuer, and for a syndicate of lending financial institutions that includes Bank of America, GE Franchise Finance and Wells Fargo. The proceeds available under the credit facility were used to refinance certain existing long term debt, and will be used (i) to fund the development of new TGI Friday’s restaurant locations and remodel existing TGI Friday’s restaurants, and (ii) for capital expenditures and general corporate working capital purposes.

The credit facility consists of the following:

(1) A $25 million term loan with principal to be amortized over a ten-year period with a five- year balloon payment of unpaid principal. The term loan bears interest at the Eurodollar rate (LIBOR) plus 250 basis points.

(2) A $20 million revolving line of credit to be used for new restaurant construction and expansion, and remodeling of existing TGI Friday’s restaurants.

(3) A $4 million sublimit of the revolving line of credit for use of letters of credit issued by Bank of America for our benefit. Letters of credit are limited so that the total aggregate lending commitment of $20 million is not exceeded.

As a result of the refinancing discussed above, at December 26, 2005, we had long-term debt of approximately $38 million, including the current portion of $3.3 million, with three banks and financial institutions. We made regular and accelerated principal and interest payments of approximately $8.2 million in 2005.

The credit facility contains customary affirmative covenants for transactions of this type, some of which are (i) the timely delivery of financial statements, (ii) compliance with all franchise agreements and material contracts, and (iii) notice to the administrative agent upon the signing of any new leases.

The credit facility also contains the customary negative covenants, such that we will not permit:

(i)	The creation of other liens on our assets or revenues.
(ii)	Investment or the extensions of credit to others, including employees and officers.
(iii)	The incurrence of an additional indebtedness.
(iv)	Any fundamental change in our business, such as merger, acquisition, or disposition of assets or restaurants, except as permitted under the credit facility.
(v)	The payment of cash dividends, distributions to stockholders, or the repurchases of our common stock.

The credit facility also contains customary financial covenants including (i) Consolidated Debt Coverage, defined as Senior Debt to EBITDA (as modified for capital expenditures and lease expense), to be no greater than 3.00 to 1.00, (ii) Fixed Charge Coverage Ratio of 1.15 to 1.00 through September 2006, 1.20 to 1.00 through September 2007, and 1.25 to 1.00 thereafter, and (iii) all capital expenditures to be limited to $15 million per year.

At December 26, 2005, we met all of the financial covenants for all debt agreements. All long-term debt is secured by certain assets of various restaurant locations.

Maturities of long-term debt, giving effect to the borrowings discussed above, were as follows at December 26, 2005 (in thousands):

2006	$3,382
2007	3,674
2008	3,987
2009	4,325
2010	4,691
Thereafter	18,226
Total	$38,285

At December 26, 2005, we wrote off $427,000 in deferred financing fees related to the debt extinguished as a result of the debt refinancing discussed above. This amount is recorded as additional interest expense in our financial statements.

6.	STOCKHOLDERS' EQUITY

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

During 2005, we issued 377,500 options to directors, management, and key employees with a weighted average exercise price of $5.36 per share, the fair market value of our common stock on the date of grant.

We are also authorized to issue or have outstanding options under all of our unexpired stock option plans. During 2004, we issued 22,500 stock options.

A summary of the status of our stock option plans at December 26, 2005, December 27, 2004, and December 29, 2003, and changes during the years then ended is presented in the table below:

	2005		2004		2003
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of period	3,310,501	$2.87	3,857,754	$3.10	3,487,420	$3.30
Granted	377,500	5.36	22,500	2.10	630,250	2.15
Exercised	(118,916)	3.15	-	-	-	-
Canceled	(198,250)	3.42	(569,753)	3.30	(259,916)	3.64
Options outstanding at end of period	3,370,835	3.30	3,310,501	2.87	3,857,754	3.10

Exercisable at end of period (a)	3,003,335	3.05	2,839,425	2.89	2,828,254	3.12
Weighted average fair value of options granted		$3.00		$1.42		$1.50

(a) Options become fully exercisable upon certain events, including a change in ownership control.

Common Stock Warrants

On April 28, 2005, we sold 2,325,581 shares of common stock at $2.15 per share and issued 581,395 warrants to purchase shares at $3.01 per share to Dallas-based CIC Partners LP, a private equity fund. These warrants expire in April 2010.

7.	COMMITMENTS AND CONTINGENCIES

Development Agreements

We are obligated under separate development agreements with TGI Friday’s Inc. to open 14 additional new TGI Friday's restaurants through 2009. The development agreements give TGI Friday’s Inc. certain remedies in the event we fail to timely comply with the development agreements, including the right, under certain circumstances, to terminate our exclusive rights to develop restaurants in the related franchise territory. Our development territories include most of Arizona, Nevada, New Mexico, and Southern California, and the El Paso, Texas metropolitan area. We anticipate building four to six new TGI Fridays during 2006 and we are currently negotiating leases on two new TGI Friday’s restaurant sites for 2007.

Franchise, License, and Marketing Agreements

In accordance with the terms of the TGI Friday's restaurant franchise agreements, we are required to pay franchise fees of $50,000 ($25,000 for our Southern California locations) for each restaurant opened. We also are required to pay a royalty of up to 4% of gross sales, although we have entered into a California Development Incentive Agreement that will reduce a portion of these fees. In addition, TGI Friday's Inc. has agreed to reduce royalties for one year for any new TGI Friday's restaurant opened by June 30, 2006. Royalty expense was approximately $7.5 million, $7.2 million, and $7.5 million under these agreements during 2005, 2004, and 2003, respectively. In addition, we could be required to spend up to 4% of gross sales on marketing. Marketing expense for TGI Friday’s restaurant locations under these agreements was approximately $8.1 million, $6.5 million, and $5.3 million during 2005, 2004, and 2003, respectively.

Operating Leases

We lease land and restaurant facilities under operating leases having terms (including option periods) expiring at various dates through October 2022. The restaurant leases have from two to three renewal clauses of five years each at our option, and have provisions for contingent rentals based upon a percentage of gross sales. Our minimum future lease payments as of December 26, 2005, were as follows (in thousands):

2006	$12,980
2007	13,499
2008	13,533
2009	13,382
2010	13,292
Thereafter	95,494
Total	$162,180

Rent expense during 2005, 2004, and 2003, was approximately $12.5 million, $12.3 million, and $12.5 million, respectively. In addition, we paid contingent rentals of $1.3 million, $840,000, and $958,000 during 2005, 2004, and 2003, respectively. The difference between rent expense and rent paid due to recording expenses on the straight-line method is included in other liabilities and deferred credits in the accompanying consolidated balance sheets.

Contingencies

In the normal course of business, we are named as a defendant in various claims and litigation matters. From time to time, we are subject to routine contract, negligence, employment related, and other litigation in the ordinary course of business.

We have been served with two lawsuits filed on behalf of current employees, seeking damages, under California law, for both missed breaks and missed meal breaks the employees allege they did not receive. These lawsuits seek to establish a class action relating to our California operations. We have vigorously defended these lawsuits, both on the merits of the employees’ cases and the issues relating to class action status. In July 2005, the court ruled to grant class action status in one of these cases. During the fourth quarter of 2005, the appellate Court in California ruled on the same issues involved in our cases, which effectively characterizes damages as a penalty and not wages, which shortens the period for which we could be liable to one year versus three and eliminates the exposure for the employees’ attorney’s fees. Subsequent to that ruling, additional appellate court rulings were made including one which ruled that the claim was a claim for wages. As a result of the overall developments in our cases and the appellate court rulings over similar facts in unrelated cases in the fourth quarter of 2005, we recorded an estimated settlement reserve of $1.5 million. We continue to aggressively defend our company and we are unable to predict the ultimate amount, if any, of a settlement or the timing of any payments.

The state of California initiated a sales tax audit of our restaurants and determined that the optional 15% gratuity added to checks for parties of eight or more should have been subject to sales tax and, as such, has assessed taxes and related penalties of initially approximately $900,000, but which have since been reduced to approximately $500,000. We have vigorously contested this assessment. The first of various appeal conferences was held in November 2003. In February 2004, we were notified that our appeal was denied by the appeals officer. We were in the process of preparing a second appeal to the full state of California Franchise Tax Board, but this appeal is being held in abeyance pending our ability to reach a settlement with the state. In February 2006, we were notified by the California Settlement Bureau that our offer was rejected. We plan to continue to see if an acceptable settlement can be reached and, failing that, we plan to appeal this decision and continue to contest this assessment. We are unable to predict the outcome of this proceeding.

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

We maintain a 401(k) Savings Plan for all of our employees. We currently match 50% of the participants' contributions up to the first 4%. Contributions made by us were approximately $226,000, $234,000, and $235,000 during 2005, 2004, and 2003, respectively.

On December 1, 2005, we adopted a Deferred Compensation Plan for our executive management. We currently match 50% of the participant’s contributions up to the first $10,000 of contributions. Contributions made by us in 2005 were approximately $28,000.

9.	SUBSEQUENT EVENTS

In December 2005, we entered into a lease termination to close a Bamboo Club restaurant in Fairfax, Virginia and we accrued $250,000. Subsequent to year end, we paid the lease termination fee and closed the restaurant in Fairfax, Virginia in January 2006.