Form 10-K/A
period 2005-12-26
MAIN STREET RESTAURANT GROUP, INC.
filed 2006-04-24
CIK 847466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2005

Commission file number 0-18668

MAIN STREET RESTAURANT GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-2948370
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5050 North 40th Street, Suite 200
Phoenix, Arizona 85018
(602) 852-9000
(Address including zip code, and telephone number including area code, of Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

At June 27, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, there were outstanding 16,968,849 shares of the registrant’s common stock, $.001 par value. The aggregate market value of common stock held by nonaffiliates of the registrant (7,869,436 shares) based on the last reported price of the common stock as reported on the NASDAQ National Market on June 27, 2005 ($3.79 per share) was $29,825,162. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 1, 2006, there were outstanding 17,221,176 shares of the registrant's common stock, $.001 par value.

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Main Street Restaurant Group, Inc. (the "Company") amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2005, originally filed on March 22, 2006 (the "Original Filing"). The Company is filing this Amendment (i) to file information required by Items 10, 11, 12, 13, and 14 of Part III because the Company's proxy statement will not be filed within 120 days of the end of the Company's fiscal year ended December 26, 2005, and (ii) to amend and restate Part IV, Item 15 and to file certain exhibit that were inadvertently omitted in the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing. The filing of this Form 10-K/A is not a representation that any statements contained in items of Form 10-K other than Part III Items 10, 11, 12, 13, and 14 are true or complete as of any date subsequent to the date of the Original Filing.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding each of the directors and executive officers of our company:

Name	Age	Positions and Offices Presently Held With the Company
John F. Antioco (1)(3)(4)	56	Chairman of the Board
William G. Shrader	58	Chief Executive Officer, President, and Director
Michael Garnreiter	53	Executive Vice President, Treasurer, and Chief Financial Officer
Stuart K. Gee	42	Executive Vice President - Restaurant Operations
Michael J. Herron	65	General Counsel, Vice President, and Secretary
Cynthia A. Ward	45	Vice President - Accounting and Controller
Stephanie j. Barbini	36	Vice President - Human Resources and Training
Judy Schumacher	44	Vice President - Marketing
Wanda Williams (1)(2)(3) (4)	58	Director
Kenda B. Gonzales (1)(2)(4)	48	Director
Sergio S. Zyman (1)(2)(3)	60	Director
Michael S. Rawlings (1)(3)(4)	51	Director

(1)	Independent director.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.
(4)	Member of the Nominations and Corporate Governance Committee.

John F. Antioco has served as Chairman of the board of directors since August 1996 and as a director of our company since January 1996. Mr. Antioco has served as the Chairman of the Board and Chief Executive Officer of Blockbuster Entertainment Inc., a public company that provides in-home rental and retail movie and game entertainment, since July 1997. Mr. Antioco served as President and Chief Executive Officer of Taco Bell Corp. from October 1996 to July 1997; as the Chairman of The Circle K Corporation from August 1995 until May 1996; and as President and Chief Executive Officer of Circle K from July 1993 until May 1996. Mr. Antioco joined Circle K as Chief Operating Officer in September 1991. Mr. Antioco was Chief Operating Officer of Pearle Vision Centers, Inc. from June 1990 to August 1991. From 1970 to 1990, Mr. Antioco held various positions with The Southland Corporation.

William G. (Bill) Shrader has served as our Chief Executive Officer since April 2004, as our President since June 2001, and as a director since March 1999. He was our Chief Operating Officer from March 1999 until April 2004 and an Executive Vice President from March 1999 until June 2001. Prior to joining our company, Mr. Shrader was Senior Vice President of Marketing for Tosco Marketing Company, a refiner and marketer of petroleum products, from February 1997 to March 1999. From August 1992 to February 1997, Mr. Shrader served in several capacities at Circle K Stores, Inc., including President of the Arizona Region, President of the Petroleum Products/Services Division, Vice President of Gasoline Operations, and Vice President of Gasoline Marketing. Mr. Shrader began his career in 1976 at The Southland Corporation and departed in 1992 as National Director of Gasoline Marketing.

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

Stephanie J. Barbini has served as our Vice President - Human Resources and Training since September 2002. Ms. Barbini held a variety of senior level human resources positions with Conoco/Phillips from 1994 to September 2002. During her eight-year tenure with Conoco/Phillips, she provided strategic human resource support to retail operations, corporate headquarters, and petroleum refining and distribution through five separate multi-billion dollar acquisitions. Ms. Barbini holds a BA in Psychology from Oklahoma University and a Master’s in Organizational Psychology from Columbia University.

Judy Schumacher has served as our Vice President - Marketing since February 2005. Prior to joining our company, Ms. Schumacher owned and successfully operated a full-service communications consulting company, Schumacher Communications Inc., from January 2000 to January 2005, that provided services in the areas of marketing and advertising, media relations, financial communications, issues research, jury selection, and case argument development. Prior to that, she was Director of Corporate Communications for Arizona Public Service Company (APS), Arizona’s largest electric utility, from 1996 to 2000. Prior to APS, Ms. Schumacher was Director of Communications and Investor Media Relations with Tosco Corporation from 1987 to 1996, responsible for public relations, community relations, and employee communications.

Wanda Williams has served as a director of our company since July 2002. Ms. Williams, who is retired, has over 30 years of experience in human resources in public companies. Ms. Williams served as Vice President of Human Resources for Tosco Corporation from 1996 to January 2002; as Vice President of Human Resources for Circle K Corporation from 1992 to 1996; as Corporate Personnel Manager/Regional Human Resources Operations Manager for The Southland Corporation from 1984 to 1992; and as Corporate Personnel Manager for Citgo Petroleum Corporation from 1971 to 1984.

Kenda B. Gonzales has served as a director of our company since May 2003. Ms. Gonzales has served as the Chief Financial Officer of Apollo Group, Inc. since October 1998. Ms. Gonzales served as Senior Executive Vice President and Chief Financial Officer of UDC Homes, Inc. from July 1996 to August 1998, and held the same position at Continental Homes Holding Corp., where she was employed from May 1985 until June 1996. Prior to that, Ms. Gonzales was a Certified Public Accountant with Peat, Marwick, Mitchell and Company.

Sergio S. Zyman has served as a director of our company since November 2003. Mr. Zyman has been the Chief Executive Officer of the Zyman Group, LLC, a marketing strategy firm, since August 1999. From August 1993 until July 1998 and from November 1979 until October 1987, he was the Chief Marketing Officer for the Coca-Cola Company. Mr. Zyman has written several best selling books about the marketing industry.

Michael S. Rawlings has served as a director of our company since June 2005. Mr. Rawlings has been a general partner of CIC Partners since January 2004. Prior to that, Mr. Rawlings was President of Pizza Hut, Inc., an operating company of YUM! Brands, Inc., from June 1997 to February 2003. From June 1991 to December 1996, Mr. Rawlings was CEO of DDB Needham Dallas Group f/k/a Tracy-Locke.  Since November 2000, Mr. Rawlings has served on the board of directors of Ace Cash Express, Inc., a public company and retailer of financial services, including check cashing, short-term consumer loans, and bill payment services, and serves as chairman of its compensation committee. Under an agreement with CIC MSRG, LP (“CIC”), we agreed to nominate a person specified by CIC to our board of directors when requested by CIC as long as CIC beneficially owns at least 465,116 shares of our common stock. Mr. Rawlings is the designee of CIC.

There are no family relationships among any of our directors and executive officers.

Information Relating to Corporate Governance and the Board of Directors

Our board of directors has an Audit Committee, a Compensation Committee, and a Nominations and Corporate Governance Committee, each consisting entirely of independent directors. Our board of directors has determined, after considering all the relevant facts and circumstances, that Mr. Antioco, Ms. Williams, Ms. Gonzales, Mr. Rawlings, and Mr. Zyman are independent directors, as “independence” is defined by the listing standards of the Nasdaq National Market, because they have no material relationship with us (either directly or as a partner, stockholder, or officer of an organization that has a relationship with us). However, under Nasdaq rules, Mr. Antioco and Mr. Rawlings are not considered independent for purposes of serving on the Audit Committee because of their stock ownership.

Our board of directors has adopted charters for the Audit, Compensation, and Nominations and Corporate Governance Committees describing the authority and responsibilities delegated to each committee by the board. Our board of directors has also adopted Corporate Governance Guidelines, a Code of Conduct, and a Code of Ethics for the CEO and Senior Financial Officers. We post on our website at www.mainandmain.com, the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Corporate Governance Guidelines, Code of Conduct, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or Nasdaq regulations. These documents are also available in print to any stockholder requesting a copy in writing from our corporate secretary at our executive offices. Each year we schedule at least two executive sessions at which independent directors meet without the presence or participation of management. The presiding director of such executive sessions rotates among the Chairs of the Audit Committee, Compensation Committee, and the Nominations and Corporate Governance Committee, unless chaired by the Chairman of the Board.

Interested parties may communicate with our board of directors or specific members of our board of directors, including the members of our various board committees, by submitting a letter addressed to the board of directors of our company c/o any specified individual director or directors at the address of our executive offices. Any such letters are sent to the indicated directors.

The Audit Committee

The purpose of the Audit Committee is to oversee the accounting and financial reporting processes of our company and the audits of the financial statements of our company and to provide assistance to our board of directors with respect to its oversight of the integrity of the financial statements of our company, our company’s compliance with legal and regulatory matters, the independent auditor’s qualifications and independence, and the performance of our company’s independent auditors. The primary responsibilities of the Audit Committee are set forth in its charter and include various matters with respect to the oversight of our company’s accounting and financial reporting process and audits of the financial statements of our company on behalf of our board of directors. The Audit Committee also selects the independent certified public accountants to conduct the annual audit of the financial statements of our company; reviews the proposed scope of such audit; reviews accounting and financial controls of our company with the independent auditors and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates.

The Audit Committee in 2005 consisted of Ms. Gonzales, Mr. Zyman, and Ms. Williams, each of whom is an independent director of our company under the Nasdaq rules as well as under rules adopted by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002. The board of directors has determined that Ms. Gonzales (whose background is detailed above) qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC.

The Compensation Committee

The purpose of the Compensation Committee includes determining, or recommending to our board of directors for determination, the compensation of the Chief Executive Officer and other executive officers of our company and discharging the responsibilities of our board of directors relating to the compensation programs of our company. The Compensation Committee consisted in 2005 of Ms. Williams, Mr. Antioco, Mr. Rawlings, and Mr. Zyman, each of whom is an independent director.

The Nominations and Corporate Governance Committee

The purpose of the Nominations and Corporate Governance Committee includes the selection or recommendation to the board of directors of nominees to stand for election as directors at each election of directors, the oversight of the selection and composition of committees of the board of directors, and the development and recommendation to the board of directors of a set of corporate governance principles applicable to our company. The Nominations and Corporate Governance Committee currently consists of Mr. Antioco, Ms. Williams, Mr. Rawlings, and Ms. Gonzales. The Nominations and Corporate Governance Committee will consider persons recommended by stockholders for inclusion as nominees for election to our board of directors if the names, biographical data, and qualifications of such persons are submitted in writing in a timely manner addressed and delivered to our company’s secretary at our executive offices. The Nominations and Corporate Governance Committee identifies and evaluates nominees for our board of directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate, some of which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity, and the extent to which the nominee would fill a present need on our board of directors. As discussed above, the members of the Nominations and Corporate Governance Committee are independent, as that term is defined by the listing standards of Nasdaq.

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

Based solely upon our review of the copies of such forms that we received during fiscal 2005 and written representations that no other reports were required, we believe that each person that at any time during the fiscal year was a director, executive officer, or beneficial owner of 10% or more of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except that Stephanie Barbini filed a late Form 4 reporting a grant of options; Michael Garnreiter filed a late Form 4 reporting a grant of restricted stock units and a Form 5 covering a late reportable grant of options; Stuart Gee filed a late Form 4 reporting a grant of restricted stock units; Kenda Gonzales filed a late Form 4 reporting a grant of options; Michael Herron filed a late Form 4 reporting a grant of restricted stock units; Michael S. Rawlings filed a late Form 4 reporting a grant of options; William Shrader filed a late Form 4 reporting a grant of restricted stock units and a Form 5 covering a late reportable grant of options; Judy Schumacher filed a late Form 4 reporting a grant of options; and Cynthia Ward filed a late Form 4 reporting a grant of restricted stock units.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation of Directors

Employees of our company do not receive additional compensation for serving as a member of our board of directors. Our non-employee directors receive $16,000 in annual compensation plus $1,000 for each board of directors meeting attended in person and $500 for each telephonic board of directors meeting attended. Attendance at board committee meetings pays additional compensation as follows: (1) $600 for in person attendance and $300 for telephonic attendance for audit committee meetings held on the same day as a board of directors meeting; (2) $1,000 for in person attendance and $500 for telephonic attendance for audit committee meetings held on a day without a board of directors meeting; (3) $400 for in person attendance and $200 for telephonic attendance for other board committee meetings held on the same day as a board of directors meetings; (4) $500 for in person attendance and $250 for telephonic attendance for other board committee meetings held on a day without a board of directors meeting; (5) $1,000 for in person attendance and $500 for telephonic attendance for the chairmen of the board of directors and the audit committee; and (6) $500 for in person attendance and $250 for telephonic attendance for the chairmen of the other board committees. We reimburse our directors' costs and expenses for attending meetings of the board of directors. Directors of our company are eligible to receive stock options and other awards under our 1999 Incentive Stock Plan and our 2002 Incentive Stock Option Plan and received 5,000 options each in 2005. See “Executive Compensation -Stock Option Plans.”

Compensation of Executive Officers

The following table sets forth, for the periods indicated, the compensation received by our Chief Executive Officer and our four most highly compensated executive officers whose aggregate cash compensation exceeded $100,000 for the fiscal year ended December 26, 2005.

SUMMARY COMPENSATION TABLE

				Long-Term
				Compensation Awards
	Annual Compensation(1)			Restricted Stock	Securities Underlying	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	Awards($)(2)	Options (#)(3)	Compensation ($)(4)

William G. Shrader	2005	$369,973	$161,681	$109,750	100,000	$5,565
Chief Executive	2004	340,000	119,739	─	─	4,669
Officer and	2003	300,000	60,000	─	150,000	4,019
President (5)

Michael Garnreiter	2005	$293,111	$130,307	$357,800	75,000	$9,300
Executive Vice	2004	265,000	95,790	─	─	5,226
President, Chief ,	2003	235,000	50,000	─	125,000	4,962
Financial Officer
and Treasurer

Stuart K. Gee	2005	$181,550	$34,902	$54,875	20,000	$689
Executive Vice	2004	165,000	37,950	─	─	2,409
President -	2003	69,808	15,000	─	30,000	0
Restaurant
Operations (6)

Michael J. Herron	2005	$131,154	$25,232	$21,950	10,000	$5,200
Vice President,	2004	125,000	23,750	─	─	2,817
General Counsel,	2003	99,058	15,000	─	5,000	2,124
and Secretary

Stephanie J. Barbini	2005	$125,191	$24,097	$32,925	10,000	$575
Vice President -	2004	115,000	26,450	─	─	2,212
Human Resources	2003	105,000	15,000	─	10,000	1,915
and Training

(1)	Executive officers received certain perquisites, the value of which did not exceed the lesser of $50,000 or 10% of that officer’s salary and bonus during fiscal 2005.
(2)
For all shares awarded to executive officers other than Mr. Garnreiter, amount based on fair market value as of January 1, 2005 based on a closing price of $4.39 per share on December 30, 2005. For Mr. Garnreiter, amount based on fair market value as of January 1, 2005 based on a closing price of $4.39 per share on December 30, 2005 for 20,000 shares awarded, and fair market value as of September 23, 2005 based on a closing price of $5.40 per share on such date for the remaining 50,000 shares awarded. All of the restricted stock unit awards are subject to certain transfer and forfeiture restrictions. Other than the 50,000 shares awarded to Mr. Garnreiter on September 23, 2005, each of the restricted stock unit awards vested 50% on December 31, 2005 and the remaining 50% will vest on December 31, 2006. Of the 50,000 shares awarded to Mr. Garnreiter on September 23, 2005, 1/3 of the shares will vest on each of the first, second, and third anniversaries of the date of grant. At December 26, 2005, the aggregate restricted stock units awards covered 120,000 shares with an aggregate value of $528,000 based on a closing price of $4.40 per share on December 23, 2005, the last trading day of fiscal 2005. No dividends are paid on restricted stock unit awards until the shares underlying the award are delivered to the grantee.

(3)	The exercise prices of the options granted were the fair market value of our common stock on the date of grant.
(4)	Represents matching contributions we made to our 401(k) plan and executive non-qualified “excess” plan.
(5)	Mr. Shrader became Chief Executive Officer effective April 1, 2004.
(6)	Mr. Gee joined our company on July 15, 2003.

Officers and key personnel of our company are eligible to receive stock options and restricted stock awards under our 1995 Stock Option Plan, 1999 Incentive Stock Plan, and 2002 Incentive Stock Option Plan. Also, our executive officers participate in a non-qualified officer’s option program and medical insurance benefits that are generally available to all of our employees.

Option Grants

The following table provides information on stock options granted to the named executive officers during our fiscal year ended December 26, 2005.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal	Exercise Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(2)
Name	(#)(1)	Year	($/Sh)	Date	5%	10%
William G. Shrader	100,000	26.0%	$5.57	9/16/15	$350,000	$888,000
Michael Garnreiter	75,000	20.0%	$5.57	9/16/15	$262,500	$666,000
Stuart K. Gee	20,000	5.3%	$5.57	9/16/15	$70,000	$177,600
Michael J. Herron	10,000	2.6%	$5.57	9/16/15	$35,000	$88,800
Stephanie J. Barbini	10,000	2.6%	$5.57	9/16/15	$35,000	$88,800
______________
(1)	The options were granted at the fair market value of the shares on the date of grant, have 10-year terms, and one third of the options granted vest each year for the next three years.
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

Aggregated Option Exercises and Fiscal Year-End Option Holdings

The following table provides information on option exercises in fiscal 2005 by each of the named executive officers and the values of each such officer's unexercised options at December 26, 2005.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)		Value of Unexercised In-the-Money Options at Fiscal Year-End($)(1)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
William G. Shrader	-	-	675,000	100,000	$787,488	-
Michael Garnreiter	-	-	225,000	75,000	$280,750	-
Stuart K. Gee	-	-	30,000	20,000	$66,900	-
Michael J. Herron	-	-	25,000	10,000	$31,000	-
Stephanie J. Barbini	-	-	8,334	10,000	$13,035	-

(1)
Calculated based upon the last reported sale price of our common stock on the Nasdaq National Market on December 23, 2005 of $4.40 per share. The exercise prices of certain of the options held by the named executive officers on December 26, 2005 were greater than $4.40 per share.

Stock Option Plans

We have options outstanding under four stock option plans: the 1990 Stock Option Plan, the 1995 Stock Option Plan, the 1999 Incentive Stock Plan, and the 2002 Incentive Stock Option Plan. Each of these plans permit us to grant options that are intended to qualify as incentive stock options under the Internal Revenue Code, as well as nonqualified stock options. These plans also permit us to make other stock-based awards, including grants of shares of common stock, stock appreciation rights, or SARs, and restricted stock units.

We may grant options and awards under our stock option plans to employees, directors, and independent contractors who provide services to our company. We may grant options that are incentive stock options only to employees of our company or our subsidiaries.

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

A maximum of 250,000 shares of common stock were originally available for issuance under the 1990 Plan. The 1990 Plan expired on July 24, 2000, which means that no new options may be granted under the 1990 Plan. As of March 15, 2006, 65,999 shares of common stock have been issued upon exercise of options granted pursuant to the 1990 Plan and there were outstanding options to purchase 28,677 shares of common stock under the 1990 Plan. No incentive awards other than stock options have been granted under the 1990 Plan. Any options granted under the 1990 Plan will remain outstanding until their respective expiration dates or earlier termination in accordance with their respective terms.

A maximum of 325,000 shares of common stock may be issued under the 1995 Plan. As of March 15, 2006, 101,540 shares of common stock have been issued upon exercise of options granted under the 1995 Plan and there were outstanding options to acquire 43,000 shares of common stock under the 1995 Plan. The 1995 Plan expired on January 8, 2006, which means that no new options may be granted under the 1995 Plan. The 1995 Plan included an automatic program that provided for the automatic grant of options to non-employee directors of our company. Our board of directors discontinued the automatic grant program in 1999. Any options granted under the 1995 Plan will remain outstanding until their respective expiration dates or earlier termination in accordance with their respective terms.

A maximum of 1,000,000 shares of common stock may be issued under the 1999 Plan. The maximum number of shares covered by awards granted to any individual in any year may not exceed 15% of the total number of shares that may be issued under the 1999 Plan. As of March 15, 2006, 120,828 shares of common stock have been issued upon exercise of options granted under the 1999 Plan and there were outstanding options to acquire 505,834 shares of common stock under the 1999 Plan. As of March 15, 2005, 132,500 restricted stock units have been granted under this plan. An additional 245,838 shares remain available for grant under the 1999 Plan. The 1999 Plan will remain in effect until February 19, 2009, unless sooner terminated by the board of directors.

A maximum of 1,000,000 shares of common stock may be issued under the 2002 Plan. The maximum number of shares covered by awards granted to any individual in any year may not exceed 15% of the total number of shares that may be issued under the 2002 Plan. As of March 15, 2006, 59,334 shares of common stock have been issued upon exercise of options granted under the 2002 Plan and there were outstanding options to acquire 938,414 shares of common stock under the 2002 Plan. An additional 2,249 shares remain available for grant under the 2002 Plan. The 2002 Plan will remain in effect until June 26, 2012, unless sooner terminated by the board of directors.

Non-qualified Officer Option Program

In addition to the employee incentive stock plans described above, we have issued options for 1,860,000 shares of common stock to executive officers and directors (including a now former officer) at prices generally equal to or above fair market value at the date of grant, at prices ranging from $2.00 to $3.43 per share.

401(k) Profit Sharing Plan

We have a 401(k) Plan that covers corporate management and restaurant employees and currently provides for a matching contribution equal to 50% of the first 4% of the salary deduction a participant elects to defer as a contribution to the 401(k) Plan. The 401(k) Plan further provides for a special discretionary contribution equal to a percentage of a participant’s salary to be determined each year by our company. We also may contribute a discretionary amount in addition to the special discretionary contribution. Contributions to the 401(k) Plan by our company for fiscal 2005 totaled approximately $235,100.

Executive Non-qualified "Excess" Plan

The Executive Non-qualified "Excess" Plan is a defined contribution deferred compensation plan that allows our highly compensated executives to defer pre-tax income in "excess" of qualified plan limits - potentially up to 100% of compensation. This plan is based on a contractual agreement between our company and the executive that results in the executive foregoing current compensation in exchange for a future benefit. The Excess Plan provides a matching contribution equal to 50% of the executive deferral up to $5,000 per year. We may also contribute a discretionary amount in addition to the match. Contributions to the Excess Plan for fiscal 2005 totaled approximately $27,887.

Employment Agreements; Change in Control Agreements

We are a party to employment agreements with William G. Shrader with a term through April 1, 2007. Mr. Shrader’s employment agreement provides for him to serve as the Chief Executive Officer and President of our company. The employment agreement provides for Mr. Shrader to receive an annual salary of $383,800 per annum in 2006. In addition, the employment agreement provides that Mr. Shrader will be eligible to receive performance bonuses in amounts determined as a percentage of his base salary in relationship to set financial performance of our company. We are also a party to an employment agreement with Michael Garnreiter with a term through April 1, 2007. Mr. Garnreiter’s employment agreement provides for him to serve as the Executive Vice President, Chief Financial Officer, and Treasurer of our company. The employment agreement provides for Mr. Garnreiter to receive an annual salary of $303,550 in 2006. In addition, the employment agreement provides that Mr. Garnreiter will be eligible to receive performance bonuses in amounts determined as a percentage of his base salary in relationship to set financial performance of our company.

Each of these employment agreements provide that the executive will receive 12 months of his base salary, plus a prorated amount of any earned bonus, if their employment is terminated without cause. In the event of the termination of employment as a result of the death or disability of the executive, the employment agreements provide for the payment of 12 months of the executive’s base salary, plus a prorated amount of any earned bonus, to the executive or his estate. Section 280G of the Internal Revenue Code may limit the deductibility of such payments for federal income tax purposes. If these payments are not deductible and if we have income at least equal to such payments, an amount of income equal to the amount of such payments could not be offset. As a result, the income that would not be offset would be “phantom income” (i.e., income without cash) to our company. In the event of a change in control, all unvested stock options or other stock awards held by Mr. Shrader and Mr. Garnreiter shall immediately vest, and each executive may elect to either (1) receive 24 months of his base salary, plus a prorated amount of any earned bonus, as severance, or (2) accept, if offered, an equivalent position and salary with the new company.

We have also adopted a change of control policy that covers vice presidents, executive vice presidents, senior director and director level officers at our corporate headquarters in Arizona. These executives are entitled to certain benefits upon a change of control of the company, which is defined as a change of control of the board of directors or of the controlling stockholders is different than as of November 12, 2005. Under the policy, if the executive is not offered a comparable position at the same rate of pay and with the same level of responsibility following the change of control, or if the employee is terminated within six months of the change of control or the company’s corporate headquarters are relocated outside Maricopa County, Arizona within six months of the change of control, then (i) a senior director and director level officers will receive three months of base pay compensation, (ii) vice presidents will receive six months of base pay compensation, and (iii) executive vice presidents will receive 12 months of base pay compensation. In addition, any options or restricted stock units or awards granted to such executives will accelerate in full. If the executive is entitled to a greater payment under our standard severance policy, then the executive will instead receive the amount under the standard severance policy plus 50% of what the executive would have received under the change of control policy. Also, executives covered by the change of control policy are entitled to continue medical and dental benefits for up to 18 months following the change of control, of which we will pay our portion of the premium for the first three months. Thereafter, the executive must pay all costs associated with continuation of medical and dental coverage, plus an administrative fee.

We were a party to a consulting agreement with Bart A. Brown, Jr., a former Chief Executive Officer of our company, with a term that ended on September 30, 2005. On October 1, 2005, Mr. Brown completed his consulting duties under this agreement. The agreement provided for payments for consulting services of $25,000 per month through March 1, 2006, at which time our company had fulfilled its obligations to Mr. Brown.

Limitation of Liability and Indemnification Matters

Our certificate of incorporation and bylaws provide that our company will indemnify and advance expenses to the fullest extent permitted by the Delaware General Corporation Law, to each person who is or was a director, officer, or agent of our company or who serves or served any other enterprise or organization at the request of our company. Under Delaware law, to the extent that an indemnitee is successful on the merits of a suit or proceeding brought against him or her by reason of the fact that he or she is or was a director, officer, or agent of our company, or serves or served any other enterprise or organization at the request of our company, we will indemnify him or her against expenses (including attorneys’ fees) actually and reasonably incurred in connection with such action. If unsuccessful in defense of a third-party civil suit or a criminal suit, or if such suit is settled, an indemnitee may be indemnified under Delaware law against both (1) expenses, including attorneys’ fees, and (2) judgments, fines, and amounts paid in settlement if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of our company, and, with respect to any criminal action, had no reasonable cause to believe his or her conduct was unlawful. If unsuccessful in defense of a suit brought by or in the right of our company, where the suit is settled, an indemnitee may be indemnified under Delaware law only against expenses (including attorneys’ fees) actually and reasonably incurred in the defense or settlement of the suit if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of our company, except that if the indemnitee is adjudged to be liable for negligence or misconduct in the performance of his or her duty to our company, he or she cannot be made whole even for expenses unless a court determines that he or she is fully and reasonably entitled to indemnification for such expenses. Also under Delaware law, expenses incurred by an officer or director in defending a civil or criminal action, suit, or proceeding may be paid by our company in advance of the final disposition of the suit, action, or proceeding upon receipt of an undertaking by or on behalf of the officer or director to repay such amount if it is ultimately determined that he or she is not entitled to be indemnified by our company. We also may advance expenses incurred by other employees and agents of our company upon such terms and conditions, if any, that our board of directors deems appropriate. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 26, 2005, our Compensation Committee consisted of Wanda Williams, John F. Antioco, Michael S. Rawlings, and Sergio S. Zyman. None of these individuals had any contractual or other relationships with us during the fiscal year except as directors.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Overview and Philosophy

Decisions on compensation of our executives are made by our Compensation Committee, which consists of independent members of our board of directors appointed by our board of directors. The board of directors and the Compensation Committee make every effort to ensure that the compensation plan is consistent with our values and is aligned with our business strategy and goals.

Our compensation program for executive officers consists primarily of base salary, bonus, and long-term incentives in the form of stock options or restricted stock unit grants. Executives also participate in various other benefit plans, including medical, retirement, and 401(k) plans, which generally are available to all employees of our company.

Our philosophy is to pay base salaries to executives at levels that enable us to attract, motivate, and retain highly qualified executives. The bonus program is designed to reward individuals for performance based primarily on our company’s financial results as well as the achievement of personal and corporate objectives that will contribute to the long-term success of our company in building stockholder value. Stock option are intended to result in minimal or no rewards if our stock price does not appreciate, but may provide substantial rewards to executives as all of our company’s stockholders benefit from stock price appreciation.

We follow a subjective and flexible approach rather than an objective or formulaic approach to compensation. Various factors receive consideration without any particular weighting or emphasis on any one factor. In establishing compensation for the year ended December 26, 2005, the committee took into account, among other things, our financial results, compensation paid in prior years, and compensation of executive officers employed by companies of similar size in the restaurant industry.

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

Annual incentive awards are based on our financial performance and the efforts of our executives. Performance is measured based on cash flow, profitability, revenue, and the successful achievement of functional and personal goals. We awarded bonuses to our executive staff, administrative staff, and operations management staff for their performance during the fiscal year ended December 26, 2005.

Stock Option Grants and Restricted Stock Grants

We believe in tying executive rewards directly to the long-term success of our company and increases in stockholder value through grants of executive stock options or restricted stock unit grants. These grants also will enable executives to develop and maintain a significant stock ownership position in our company. The amount of options granted takes into account options previously granted to an individual. During 2005 we granted options and restricted stock units to our executive officers. See “Executive Compensation - Summary Compensation Table.”

Other Benefits

Executive officers are eligible to participate in benefit programs designed for all full-time employees of our company. These programs include medical insurance, a qualified retirement program allowed under Section 401(k) of the Internal Revenue Code, the Executive Non-qualified "Excess" Plan, and life insurance coverage equal to base salary up to a maximum of $50,000.

Chief Executive Officer Compensation

William G. Shrader has served as our Chief Executive Officer since April 1, 2004. The board of directors determined Mr. Shrader’s salary based on a number of factors, including primarily our company’s performance, Mr. Shrader's individual performance, and salaries paid by comparable companies. Mr. Shrader received a bonus in fiscal 2005 in the amount of approximately $161,681. This bonus was awarded to Mr. Shrader pursuant to a provision in his employment agreement that provides for a level of bonus to be awarded based upon our company’s financial performance. See “Executive Compensation - Summary Compensation Table.”

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

Wanda Williams, Compensation Committee Chair
John F. Antioco
Michael S. Rawlings
Sergio S. Zyman

PERFORMANCE GRAPH

The following line graph compares cumulative total stockholder returns for (a) our common stock; (b) the Nasdaq Stock Market (U.S.) Index; and (c) the Dow Jones US Restaurants & Bars Index.

The graph assumes an investment of $100 in each of our common stock and the indexes on December 31, 2000. The calculation of cumulative stockholder return on the indexes includes reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay dividends during the measurement period. The stock price and index performance shown in the graph are not necessarily indicative of future results.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2006 by (a) each of our directors, (b) each of our named executive officers, (c) all directors and executive officers as a group, and (d) each other person or entity known by us to beneficially own or exercise voting or dispositive control over more than 5% of our common stock.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percentage of Outstanding Shares(3)
Directors and Executive Officers:
John F. Antioco	4,371,518	(4)	24.8%
William G. Shrader	754,679	(5)	4.2%
Wanda Williams	20,000	(6)	*
Kenda B. Gonzales	20,000	(7)	*
Sergio S. Zyman	403,500	(8)	2.3%
Michael S. Rawlings	2,906,976	(9)	16.3%
Michael Garnreiter	253,316	(10)	1.5%
Stuart K. Gee	36,250	(11)	*
Stephanie Barbini	12,084	(12)	*
Michael J. Herron	48,250	(13)	*
All directors and officers as a group (13 persons)	8,846,823	(14)	45.8%
5% Stockholders:
CIC MSRG LP	2,906,976	(15)	16.8%
Bradford L. Honigfeld	2,260,802	(16)	13.1%
Dimensional Fund Advisors Inc.	960,959	(17)	5.6%
Clarus Capital Management, LLC	873,369	(18)	5.1%

*	Less than 1.0%.
(1)	Except as otherwise indicated, each person may be reached through our company at 5050 North 40th Street, Suite 200, Phoenix, Arizona 85018.
(2)
Includes, when applicable, shares owned of record by such person's minor children and spouse and by other related individuals and entities over whose shares of common stock such person has custody, voting control, or power of disposition. Also includes shares of common stock that the identified person had the right to acquire within 60 days of March 31, 2006 by the exercise of vested stock options or by the vesting of restricted stock units.

(3)
The percentages shown are calculated based on 17,221,176 shares of common stock outstanding on March 31, 2006. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 31, 2006 upon the exercise of options or vesting of restricted stock units are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(4)
Represents 1,119,298 shares of common stock held by Mr. Antioco, 1,101,798 shares of common stock held by his former spouse, vested options to purchase 196,250 shares of common stock held individually by Mr. Antioco, 208,750 vested options to purchase shares of common stock held individually his former spouse, and 1,745,422 shares of common stock held by Antioco Limited Partnership. The shares and options held individually by Mr. Antioco’s former spouse are subject to a voting agreement that allows Mr. Antioco to vote such shares after notice to his former spouse. Mr. Antioco is the sole managing member of Antioco Management LLC, which is the sole general partner of Antioco Limited Partnership. A trust for the benefit of descendants of Mr. Antioco and his former spouse is the sole limited partner of the partnership. As managing member of the partnership's general partner, Mr. Antioco has sole power to vote and dispose of shares held by the partnership and therefore may be deemed to be the beneficial owner of shares held by Antioco Limited Partnership. Mr. Antioco disclaims beneficial ownership of shares held by Antioco Limited Partnership except to the extent that his individual interest in such shares arises from his interest in the partnership, and this report shall not be deemed to be an admission that Mr. Antioco is the beneficial owner of these shares for any purpose.

(5)	Includes vested options to purchase 675,000 shares of common stock and 12,500 shares of vested restricted stock units held by Mr. Shrader.
(6)	Represents vested options to purchase 20,000 shares of common stock held by Ms. Williams.
(7)	Represents vested options to purchase 20,000 shares of common stock held by Ms. Gonzales.
(8)
Represents 348,500 shares of common stock held by the Zyman Foundation, a charitable foundation established by Mr. Zyman in which he has no beneficial interest but has management control, 5,000 shares of common stock held by the Sergio Zyman & Co. Defined Benefit Pension Plan and Trust, and vested options to purchase 50,000 shares of common stock held by Mr. Zyman.

(9)	Represents the stock and warrants held CIC MSRG LP, described in footnote 15 below.
(10)	Includes vested options to purchase 225,000 shares of common stock and 10,000 shares of vested restricted stock units held by Mr. Garnreiter.
(11)	Represents vested options to purchase 30,000 shares of common stock and 6,250 shares of vested restricted stock units held by Mr. Gee.
(12)	Represents vested options to purchased 8,334 shares of common stock and 3,750 shares of vested restricted stock units held by Ms. Barbini.
(13)	Includes vested options to purchase 25,000 shares of common stock and 2,500 shares of vested restricted stock units held by Mr. Herron.
(14)	Includes vested options to purchase 1,472,834 shares of common stock and 38,750 shares of vested restricted stock units.
(15)
The information is as reported on the Schedule 13G dated April 20, 2005 and amended on August 30, 2005 filed with the SEC by Bradford L. Honigfeld, 78 Okner Parkway, Livingston, NJ 07039. In addition, Mr. Honigfeld has an option to acquire 1,200,000 shares of common stock if vested options held by Bart A. Brown Jr., a former director and CEO of the company, are exercised.

(16)
Includes 581,395 shares issuable upon exercise of a warrant. CIC Partners GP, LLC (the ‘‘General Partner’’) is the general partner of this stockholder. Messrs. Drew R. Johnson, Marshall B. Payne, and Michael S. Rawlings comprise all of the members and managers of the General Partner, in which capacity they may be deemed to share voting control and dispositive power over the securities held by this stockholder. Messrs. Johnson, Payne, and Rawlings disclaim beneficial ownership of the securities held by this stockholder. The address for CIC MSRG LP is 500 Crescent Court, Suite 250, Dallas, TX 75201.

(17)	The information is as reported on Schedule 13G dated December 31, 2005 filed with the SEC by Dimensional Fund Advisors Inc., 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.
(18)	The information is as reported on Schedule 13D dated March 6, 2006 filed with the SEC by Clarus Capital Management, LLC, 237 Park Avenue, Suite 900, New York, NY 10017.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options, warrants, or rights under our various equity compensation plans as of December 26, 2005:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by Stockholders (1)	1,643,335	$3.30	432,915

Equity Compensation Plans Not Approved by Stockholders (2)	2,441,395	3.01	-
Total	4,084,730		432,915

(1)	Includes 3,370,835 of outstanding options and 132,500 shares of restricted stock.
(2)	Includes warrants to purchase 581,395 shares of common stock issued to CIC Partners LP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have adopted a policy that we will not enter into any transactions with directors, officers, or holders of more than 5% of our common stock on terms that are less favorable to our company than we could obtain from independent third parties.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee has appointed Mayer Hoffman McCann P.C., independent certified public accountants, to audit the consolidated financial statements of our company for the fiscal year ending December 26, 2005. The Audit Committee has considered whether the provision of non-audit services by Mayer Hoffman McCann P.C. is compatible with maintaining Mayer Hoffman McCann P.C.’s independence.

Fees

The following table presents fees for professional services rendered by Mayer Hoffman McCann P.C. for the fiscal years ended December 26, 2005 and December 27, 2004.

	Fiscal 2005	Fiscal 2004
Audit Fees (1)	$118,000	$128,000
Audit-Related Fees (2)	$8,000	$9,000
Tax Fees (3)	$61,200	$113,560
All Other Fees (4)	$3,304	$70,828
Total	$190,504	$321,388

(1)	Audit fees include the direct fees and expenses of audit services related to the annual financial statements, related Form 10-K and annual report to stockholders, charged by the firm.
(2)	Audit-related fees include the fees and expenses related to the consents from former auditors and ancillary audits such as our 401(k) plan.
(3)	Tax fees include assistance with and preparation of our state and Federal corporate income and franchise tax returns.
(4)
All other fees include fees and expenses related to assistance and consulting in (i) the evaluating the impact of new financial accounting pronouncements, (ii) reviewing and assessing various reports filed with the Securities and Exchange Commission, such as Forms S-8, and (iii) assistance with the computation of deferred tax assets and liabilities and the related tax provision for the fiscal year ended December 26, 2005.

Audit Committee Pre-Approval

Pursuant to the audit committee charter, the Audit Committee must approve in advance any significant audit or non-audit engagement or relationship between our company and the independent auditors. As a result, the Audit Committee pre-approved the provision of all audit-related services, tax services, and other services provided by Mayer Hoffman McCann P.C.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	Financial Statements and Financial Statement Schedules.

(1)	Financial statements are listed in the index to the consolidated financial statements on page F-1 of the Original Filing.

(2)
No financial statement schedules are included because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Exhibit
3.1	Restated Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment of Restated Certificate of Incorporation (l)
3.3	Amended and Restated Bylaws of the Company (1)
3.4	Certificate of Amendment of Restated Certificate of Incorporation (2)
3.5	Certificate of Elimination of the Class A Preferred Stock (3)
3.6	Certificate of Elimination of the Class B Preferred Stock (3)
3.7	Certificate of Designation of Series A Junior Participating Preferred Stock (3)
4.1	Stock Purchase Agreement, dated as of November 19, 2003, between the Company and Sergio S. Zyman (4)
4.2	Common Stock Purchase Warrant issued to CIC MSRG LP (5)
4.3	Registration Rights Agreement, dated as of April 27, 2005, between the Company and CIC MSRG LP (5)
4.4	Rights Agreement, dated as of May 23, 2005, between the Company and Computershare Trust Company, Inc., as Rights Agent (3)
4.5	Registration Rights Agreement, dated August 5, 1996, between the Company and John F. Antioco (6)
10.1	1990 Stock Option Plan (7)
10.5	Form of Franchise Agreement between the Company and TGI Friday’s Inc. *
10.8	General Release and Retirement Separation Agreement, dated November 19, 2003, between the Company and Bart A. Brown, Jr. (8)
10.9	Development Agreement, dated March 15, 2004, between TGI Friday’s Inc. and Cornerstone Productions, Inc., a wholly owned subsidiary of the Company (8)
10.10	Development Agreement, dated March 15, 2004, between TGI Friday’s Inc. and Main St. California, Inc., a wholly owned subsidiary of the Company (8)
10.11	First Amendment to Development Agreement, dated February 17, 2005, between TGI Friday’s Inc. and Main St. California, Inc., a wholly owned subsidiary of the Company (8)
10.12	California Development Incentive Agreement, dated March 15, 2004, among the Company, Main St. California, Inc., and TGI Friday’s Inc. (8)
10.13	Promissory Note between the Company and CNL Financial I, Inc. (9)
10.14	Promissory Note between the Company and CNL Financial I, Inc. (9)
10.15	Promissory Note between the Company and CNL Financial I, Inc. (9)
10.16	1995 Stock Option Plan (10)
10.22	Stock Option Agreement, dated August 5, 1996, between the Company and John F. Antioco for 800,000 shares of Common Stock (10)
10.22A	Stock Option Agreement, dated June 15, 1998, between the Company and John F. Antioco amending the Stock Option Agreement dated August 5, 1996 (10)
10.23
Stock Option Agreement, dated December 16, 1996, between the Company and Bart A. Brown, Jr. for 250,000 shares of Common Stock. (The Company issued three additional Stock Option Agreements that are substantially identical in all material respects, except as to number of shares. The four Stock Option Agreements give rights to purchase a total of 625,000 shares of Common Stock.) (10)

10.23A	Schedule of Stock Option Agreements substantially identical to Exhibit 10.23 (10)
10.24
Stock Option Agreement, dated July 14, 1997, between the Company and Bart A. Brown, Jr. for 75,000 shares of Common Stock. (The Company issued one additional Stock Option Agreement that is substantially identical in all material respects, except as to number of shares. The two Stock Option Agreements give rights to purchase a total of 175,000 shares of Common Stock.) (10)

10.24A	Schedule of Stock Option Agreements substantially identical to Exhibit 10.24 (10)

Exhibit Number	Exhibit
10.25
Stock Option Agreement, dated June 15, 1998, between the Company and James Yeager for 15,000 shares of Common Stock. (The Company issued two additional Stock Option Agreements that are substantially identical in all material respects, except as to option holder and number of shares. The three Stock Option Agreements give rights to purchase a total of 50,000 shares of Common Stock.) (10)

10.25A	Schedule of Stock Option Agreements substantially identical to Exhibit 10.25 (10)
10.26
Stock Option Agreement, dated December 31, 1998, between the Company and Tim Rose for 10,000 shares of Common Stock. (The Company issued one additional Stock Option Agreement that is substantially identical in all material respects, except as to option holder and number of shares. The two Stock Option Agreements give rights to purchase a total of 160,000 shares of Common Stock.) (10)

10.26A	Schedule of Stock Option Agreements substantially identical to Exhibit 10.26 (10)
10.28	1999 Incentive Stock Plan (11)
10.29	Employment Agreement, dated November 19, 2004, between the Company and William G. Shrader (8)
10.30	Employment Agreement, dated November 19, 2004, between the Company and Michael Garnreiter (8)
10.31	Securities Purchase Agreement, dated as of April 27, 2005, between the Company and CIC MSRG LP (5)
10.35	401(k) Profit Sharing Plan (12)
10.42	2002 Incentive Stock Option Plan (13)
10.42A	Credit Agreement, dated as of October 31, 2005, among the Company, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lender Party thereto (14)
10.43	Security Agreement, dated as of October 31, 2005, among the Company, each of its subsidiaries, and Bank of America, N.A., as Administrative Agent (14)
10.44	Guaranty Agreement, dated as of October 31, 2005, among each of the Company’s subsidiaries and Bank of America, N.A., as Administrative Agent (14)
10.45	Change of Control Policy *
10.46	Form of Restricted Stock Unit Agreement and schedule of agreements *
21	List of Subsidiaries **
23.1	Consent of Mayer Hoffman McCann P.C. **
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*

*	Filed herewith.
**	Previously filed as an exhibit to the Form 10-K for the fiscal year ended December 25, 2005 filed with the Securities and Exchange Commission on March 22, 2006.
(1)	Incorporated by reference to the Company's Form 10-K for the year ended December 30, 1991, filed with the Securities and Exchange Commission on March 30, 1992.
(2)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 15, 2004.
(3)	Incorporated by reference to the Company's Form 8-A filed with the Securities and Exchange Commission on May 24, 2005.
(4)	Incorporated by reference to the Company's Form 10-K for the year ended December 29, 2003, filed with the Securities and Exchange Commission on March 26, 2004.
(5)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 4, 2005.
(6)	Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-78161) filed with the Securities and Exchange Commission on May 10, 1999.
(7)	Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-40993), which became effective in September 1991.
(8)	Incorporated by reference to the Company's Form 10-K for the year ended December 27, 2004, filed with the Securities and Exchange Commission on March 8, 2005.
(9)	Incorporated by reference to the Company's Form 10-K for the year ended December 30, 1996, filed with the Securities and Exchange Commission on April 14, 1997.
(10)	Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-78155) filed with the Securities and Exchange Commission on May 10, 1999.
(11)	Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-89931) filed with the Securities and Exchange Commission on October 29, 1999.
(12)	Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-55100) filed with the Securities and Exchange Commission on February 6, 2001.
(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-105751) filed with the Securities and Exchange Commission on May 3, 2003.
(14)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 4, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET RESTAURANT GROUP, INC.

Date: April 24, 2006	By:	/s/ William G. Shrader
William G. Shrader
Chief Executive Officer and President