Form 10-Q
period 2006-03-27
MAIN STREET RESTAURANT GROUP, INC.
filed 2006-05-09
CIK 847466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2006

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
Yes☒  No ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☐	Non-Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of common stock, $.001 par value, of the registrant outstanding at May 5, 2006: 17,228,176

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES

Index

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Data)

	March 27,	December 26,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,549	$10,124
Accounts receivable, net	1,703	2,826
Inventories	2,754	2,796
Prepaid expenses	583	341
Total current assets	19,589	16,087
Property and equipment, net	58,316	58,263
Other assets, net	2,055	1,982
Notes receivable, net	529	516
Goodwill	20,255	20,255
Franchise fees, net	1,752	1,735
Purchased franchise territories, net	562	571
Total assets	$103,058	$99,409

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,461	$3,383
Accounts payable	6,454	7,194
Other accrued liabilities	25,470	23,579
Total current liabilities	35,385	34,156
Long-term debt, net of current portion	34,003	34,902
Other liabilities and deferred credits	1,029	1,402
Total liabilities	70,417	70,460

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized; no shares issued and outstanding in 2006 and 2005	--	--
Common stock, $.001 par value, 25,000,000 shares authorized; 17,348,970 and 17,309,550 shares issued and outstanding in 2006 and 2005, respectively	17	17
Additional paid-in capital	61,080	60,854
Accumulated deficit	(28,184)	(31,608)
Unearned compensation-restricted stock	(272)	(314)
Accumulated other comprehensive loss	-	-
Total stockholders' equity	32,641	28,949
Total liabilities and stockholders' equity	$103,058	$99,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	(unaudited)
	March 27,	March 28,
	2006	2005

Revenue	$65,269	$61,432

Restaurant operating expenses
Cost of sales	17,065	16,274
Payroll and benefits	18,946	18,582
Depreciation and amortization	2,121	2,101
Loss on disposal of assets	38	259
Other operating expenses	19,888	19,086
Total restaurant operating expenses	58,058	56,302

Depreciation and amortization of intangible assets	269	218
Loss on disposal of assets	1	16
General and administrative expenses	2,783	2,403
Preopening expenses	114	1
New manager training expenses	11	7

Operating income	4,033	2,485

Interest expense and other, net	360	914

Net income before income tax	3,673	1,571

Income tax expense	250	110

Net income	$3,423	$1,461

Basic earnings per share	$0.20	$0.10

Diluted earnings per share	$0.19	$0.10

Weighted average number of shares outstanding
-- Basic	17,248	14,652

Weighted average number of shares outstanding
-- Diluted	18,482	14,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	(unaudited)

	March 27,	March 28,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,423	$1,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,389	2,319
Amortization of note receivable discount	(13)	(14)
Equity based compensation expense	89	-
Loss on disposal of assets	39	259
Changes in assets and liabilities:
Accounts receivable, net	1,123	(591)
Inventories	42	(73)
Prepaid expenses	(242)	(184)
Other assets, net	(138)	23
Accounts payable	(740)	2,826
Other accrued liabilities and deferred credits	1,553	1,171
Cash provided by operating activities	7,525	7,197
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(2,374)	(1,365)
Cash received from the sale of assets	-	691
Cash paid to acquire franchise rights	(50)	-
Cash received on note receivable	-	250
Cash used in investing activities	(2,424)	(424)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from the exercise of stock options	145	-
Regular principal payments on long-term debt	(821)	(1,059)
Cash used in financing activities	(676)	(1,059)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,425	5,714
CASH AND CASH EQUIVALENTS, BEGINNING	10,124	5,593
CASH AND CASH EQUIVALENTS, ENDING	$14,549	$11,307

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$177	$2
Cash paid during the period for interest	$5,143	$960

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

MAIN STREET RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 27, 2006
(Unaudited)

1.	Interim Financial Reporting

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments, consisting of normal recurring accruals and adjustments, which are, in our opinion, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. For a complete description of our accounting policies, see our Annual Report on Form 10-K for the fiscal year ended December 26, 2005.

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

We operate on fiscal quarters of 13 weeks. The results of operations for the three months ended March 27, 2006, are not necessarily indicative of the results to be expected for a full year.

2.	Stock-Based Compensation

For the fiscal year ended December 26, 2005 and prior, we accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, we recognized no compensation expense for the stock option grants for those periods.

On December 27, 2005, we adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107 (SAB 107), Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method. We implemented SFAS 123R using the modified prospective transition method, which does not result in the restatement of previously issued financial statements.

The effect of the change, from applying the original provisions of FAS123, to the adoption of SFAS 123R, on our results of operations for the three month period ended March 27, 2006, was a charge of approximately $89,000 to income from operations, income before income taxes, and net income. There was no tax effect on the income statement due to a full valuation allowance recorded against the deferred tax benefit. As a result of the valuation allowance, the adoption of SFAS 123R also had no effect on cash flows. The effect of the adoption of SFAS 123(R) on basic and diluted earnings per share was less than $0.01.

As share-based compensation expense recognized is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three months ended March 27, 2006, our non-vested share-based compensation was not reduced by forfeitures as we believe our historical rate is not representative of our current and expected future forfeiture rate based on remaining unvested outstanding options and that our forfeitures, if any, are not expected to be material.

The following table represents the effect on net income and earnings per share if we had applied the fair value based method and recognition provision of SFAS 123R to share-based compensation for the period ended March 28, 2005:

Index

Three Months Ended
March 28, 2005
Net Income (loss):
As reported	$1,461
Add: total share-based employee compensation expense determined under fair value method for all awards	--
Deduct: total share-based employee compensation expense determined under fair value method for all awards	139
Pro forma	$1,322
Basic Earnings Per Share:
As reported	$0.10
Pro forma	$0.09
Diluted Earnings Per Share:
As reported	$0.10
Pro forma	$0.09
Weighted Average Shares Used in Computation:
Basic	14,652
Diluted	14,856

No stock options were granted during the quarters ended March 28, 2005 or March 27, 2006.

On January 1, 2005, our board of directors granted 82,500 restricted stock units to members of executive management. These restricted stock units vest ratably over two years, and the fair market value of these shares, which was $132,825, will be amortized as compensation expense. The fair market value of the restricted stock units was based on the average of the year end and January 3, 2005 closing prices. During the three months ended March 27, 2006, we recorded approximately $12,000 in compensation expense related to these restricted stock units.

In September 2005, we granted an additional 50,000 restricted stock units to our Chief Financial Officer. These restricted stock units vest over three years. The fair market value of the restricted stock units was $270,000 based on the stock price on the grant date and will be amortized as compensation expense ratably over three years. During the three months ended March 27, 2006, we recorded approximately $23,000 in compensation expense related to these restricted stock units.

3.	Income Taxes

We did not record a federal income tax provision for the three-month period ended March 27, 2006 due to the utilization of net operating loss and tax credit carryforwards; however, we did record alternative minimum max (AMT) and state taxes in the amount of $250,000. As a result of recording a full valuation allowance, there was no impact on taxes related to the adoption of SFAS 123R.

4.	Credit Facility

We have a $45 million credit facility (“Credit Facility”) with Bank of America, N.A., as administrative agent and letter of credit issuer, and for a syndicate of lending financial institutions including Bank of America, GE Franchise Finance and Wells Fargo. The proceeds available under the Credit Facility have been or will be used (i) to refinance certain existing long-term debt, (ii) to fund the development of new TGI Friday’s restaurant locations and remodel existing TGI Friday’s restaurants, and (iii) for capital expenditures and general corporate working capital purposes.

The Credit Facility consists of the following:

(1) A $25 million term loan with principal to be amortized over a ten-year period with a five-year balloon payment of unpaid principal. The term loan bears interest at a Eurodollar rate (LIBOR) plus 250 basis points.

(2) A $20 million revolving line of credit to be used for new restaurant construction and expansion and remodeling of existing TGI Friday’s restaurants.

Index

(3) A $4 million sublimit of the revolving line of credit for letters of credit issued by Bank of America for the benefit of our company. Letters of credit are limited to the sublimit so that the total aggregate lending commitment is not exceeded.

On March 27, 2006, we had no amounts outstanding under the revolving line of credit.

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

Our comprehensive income consists of net income and adjustments to derivative financial instruments. The components of other comprehensive income are as follows (in thousands):

Three Months Ended March 28, 2005

Net income	$1,461
Change in fair value of interest rate swaps	534
Comprehensive income	$1,995

As a result of our debt refinancing in 2005, hedge accounting no longer applies after the quarter ended September 26, 2005 although the swaps remain in place. As a result, we record market adjustments on these swaps, as income or expense, directly in our statement of operations. On March 27, 2006, we recorded approximately $352,000, as a reduction of interest expense related to the reduction in our swap liability.

6.	Earnings per Share

The following table sets forth basic and diluted earnings per share, or EPS, computations for the three months ended March 27, 2006, and March 28, 2005 (in thousands, except per share amounts):

	Three Months Ended
	March 27, 2006			March 28, 2005
	Net Income	Shares	Per Share mount	Net Income	Shares	Per Share mount
Basic	$3,423	17,248	$0.20	$1,461	14,652	$0.10
Effect of stock options and warrants.	--	1,234	(.01)	--	204	--
Diluted	$3,423	18,482	$0.19	$1,461	14,856	$0.10

For the three months ended March 27, 2006 and March 28, 2005, there were approximately 929,000 and 2,214,167, respectively, of outstanding stock options and warrants excluded from the calculation due to their anti-dilutive effect.

Index

7.	Derivative Financial Instruments

As of March 27, 2006, we were participating in two derivative financial instruments for which fair value disclosure is required under Statement of Financial Accounting Standards No. 133, as amended. The fair value liability of the interest rate swap agreements decreased during the quarter ended March 27, 2006, to $595,573.

As a result of our debt refinancing in 2005, hedge accounting no longer applies after the quarter ended September 26, 2005, although the swaps remain in place. As a result, we record market adjustments on these swaps, as income or expense, directly in our statement of operations. On March 27, 2006, we recorded approximately $352,000, as a reduction of interest expense related to the reduction in our swap liability.

8.	Commitments and Contingencies

We are obligated under separate development agreements with TGI Friday’s Inc. to open 13 additional new TGI Friday's restaurants through 2009. The development agreements give TGI Friday’s Inc. certain remedies in the event we fail to timely comply with the development agreements, including the right, under certain circumstances, to terminate our exclusive rights to develop restaurants in the related franchise territory. Our development territories include most of Arizona, Nevada, New Mexico, and Southern California, and the El Paso, Texas metropolitan area. We did not open any additional new restaurants during the quarter ended March 27, 2006; however, subsequent to the end of the quarter, on April 10, 2006, we opened one new TGI Friday’s restaurant in the Orleans Hotel in Las Vegas, Nevada. We plan to construct and open three to five additional new TGI Friday’s restaurants in 2006, two to three in California and one to two in Arizona and we are currently negotiating leases on two new TGI Friday’s restaurant sites for 2007.

We have been served with two lawsuits filed on behalf of current employees seeking damages under California law, for both missed breaks and missed meal breaks the employees allege they did not receive. These lawsuits seek to establish a class action relating to our California operations. We have vigorously defended these lawsuits, both on the merits of the employees’ cases and the issues relating to class action status. In July 2005, the court ruled to grant class action status in one of these cases. During the fourth quarter of 2005, the appellate court in California ruled on the same issues involved in our cases, which effectively characterizes damages as a penalty and not wages, which shortens the period for which we could be liable to one year versus three and eliminates the exposure for the employees’ attorney’s fees. Subsequent to that ruling, additional appellate court rulings were made including one which ruled that the claim was a claim for wages. As a result of the overall developments in our cases and the appellate court rulings over similar facts in unrelated cases in the fourth quarter of 2005, we recorded an estimated settlement reserve of $1.5 million. We continue to aggressively defend our company and we are unable to predict the ultimate amount, if any, of a settlement or the timing of any payments.

The state of California initiated a sales tax audit of our restaurants and determined that the optional 15% gratuity added to checks for parties of eight or more should have been subject to sales tax and, as such, has assessed taxes and related penalties of approximately $500,000. We continue to contest vigorously this assessment on the basis that the charge is an optional gratuity and is given to the server as are regular gratuities. During 2005, we made an offer of settlement to avoid costly litigation. In February 2006, we were notified by the California Settlement Bureau that our offer was rejected. We plan to continue to see if an acceptable settlement can be reached and, failing that, we plan to appeal this decision and continue to contest this assessment. We are unable to predict the outcome of this proceeding.

Other than these matters, we are not subject to any pending litigation that we believe will have a material adverse effect on our business, financial condition, results of operations, or liquidity.

9.	Segment Information

General

All of our restaurants operate in the casual dining sector of the restaurant industry. However, because of each brand’s age and relative business maturity, and because of differing levels of marketing and brand recognition, each brand currently has somewhat different economic results.

Restaurant level operating profit (ROP) includes all restaurant-specific revenues and direct costs of operations, including royalties and marketing costs paid to Carlson Restaurants Worldwide, Inc. related to the TGI Friday’s brand. Restaurant level EBITDA (earnings before interest, taxes, depreciation, and amortization) represents restaurant level cash flow, adding depreciation and amortization to ROP.

Index

TGI Friday’s Brand

The following table represents TGI Friday’s brand information for the three months ended March 27, 2006 and March 28, 2005, respectively (dollar amounts in thousands):

	Three Months Ended March 27, 2006	Three Months Ended March 28, 2005
Brand revenues	$56,382	$51,960
Restaurant operating profit	$7,235	$5,703
Restaurant level cash flow (EBITDA)	$8,940	$7,277

Average number of restaurants	55.0	53.0
Average quarterly unit volumes	$1,025	$980

Bamboo Club Brand

The Bamboo Club brand is significantly less mature than our TGI Friday’s brand and the marketing and advertising support is dramatically lower. Our original expectation was that a restaurant achieved sales maturity within six to eight months, but we have found that it takes much longer. We now believe two years is a more appropriate estimate of the period to achieve maturity. Additionally, costs are higher, especially for labor, in the initial two-year period as a restaurant adjusts to its local market conditions and customer expectations.

Because of the relative maturity of the Bamboo Club brand, prior year comparisons are not meaningful. Therefore, we will only display Bamboo Club financial data on a current period basis.

	Three Months Ended March 27, 2006
	Sales	ROP	EBITDA	# of Locations
Closed Location (a)	$98,000	$(84,000)	$(83,000)	1
Arizona and Florida	4,964,000	328,000	596,000	7
Other Markets (b)	1,469,000	(182,000)	(123,000)	3
Bamboo Brand Totals	$6,531,000	$62,000	$390,000
(a) Represents the 2006 operating activities of the restaurant closed in early 2006 (Fairfax, Virginia). Does not include any asset write-off or lease termination payments for this location.
(b) Other markets represent restaurants located in Novi, Michigan, King of Prussia, Pennsylvania, and Raleigh, North Carolina.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements, including statements regarding our business strategies, future capital needs, our business, and the industry in which we operate. These forward-looking statements are based primarily on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These forward-looking statements include those regarding anticipated restaurant openings, anticipated costs and sizes of future restaurants, and the adequacy of anticipated sources of cash to fund our future capital requirements. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in our Form 10-K for the year ended December 26, 2005, as filed with the Securities and Exchange Commission. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Index

Overview

At March 27, 2006, we owned 56 TGI Friday’s restaurants, 10 Bamboo Club-Asian Bistro restaurants, and four Redfish Seafood Grill and Bar restaurants. In addition, we operate an Alice Cooper’stown restaurant in Cleveland, Ohio, pursuant to a license agreement with Celebrity Restaurants, L.L.C., the owner of the exclusive rights to operate Alice Cooper’stown restaurants that operates one such restaurant in Phoenix, Arizona.

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

Our strategy is to capitalize on the brand name recognition and goodwill associated with TGI Friday’s restaurants and expand our restaurant operations through development of additional TGI Friday’s restaurants in our existing development territories while reducing our level of long-term debt. We currently have no plans to develop any additional Bamboo Club-Asian Bistro or Redfish Bar and Grill restaurants.

We did not open any new restaurants during the quarter ended March 27, 2006; however, subsequent to the end of the quarter, on April 10, 2006, we opened one new TGI Friday’s restaurant in the Orleans Hotel and Casino in Las Vegas, Nevada. We plan to construct and open three to five additional new TGI Friday’s restaurants in 2006, two to three in California and one to two in Arizona and we are currently negotiating leases on two new TGI Friday’s restaurant sites for 2007.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require us to make our most difficult, subjective, or complex judgments, form the basis for the accounting policies deemed to be most critical to our operations. These critical accounting policies relate to the valuation and amortizable lives of long-lived assets, asset write-offs or asset impairments, goodwill, and other identifiable intangible assets, valuation of deferred tax assets, reserves related to self-insurance for workers’ compensation and general liability (included in other liabilities on the balance sheet), and recognition of share-based employee compensation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended December 26, 2005, included in our Annual Report on Form 10-K. These policies are summarized as follows:

(1) We periodically perform asset impairment analyses of long-lived assets related to our restaurant locations, goodwill, and other identifiable intangible assets. We perform these tests annually or whenever we experience a “triggering” event, such as a decision to close a location, a major change in the location’s operating environment, or another event that might impact our ability to recover our asset investment.

(2) We periodically record (or reduce) the valuation allowance against our deferred tax assets to the amount that is more likely than not to be realized, based upon recent past financial performance, tax reporting positions, and expectations of future taxable income.

(3) We use an actuarial-based methodology utilizing our historical experience factors to adjust periodically self-insurance reserves for workers’ compensation and general liability claims and settlements. Estimated costs are accrued on a monthly basis and progress against this estimate is reevaluated based upon actual claim data received each quarter.

Index

(4) For the fiscal period ended December 26, 2005 and prior, we accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, we recognized no compensation expense for the stock option grants for those periods. On December 27, 2005, we adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107 (SAB 107), Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method. We implemented SFAS 123R using the modified prospective transition method, which does not result in the restatement of previously issued financial statements. The effects of the adoption of SFAS 123R are discussed in Note 2 to the consolidated financial statements.

We believe our estimates and assumptions related to these critical accounting policies are appropriate under the circumstances. However, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

Recent Accounting Pronouncements

On October 6, 2005, the FASB issued Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. Generally, the staff position requires companies to expense rental costs incurred during a construction period. We adopted FASB Staff Position No. FAS 13-1 on December 27, 2005. The adoption of FAS 13-did not have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to total revenue:

	Three Months Ended

	March 27, 2006	March 28, 2005

Revenue	100.0%	100.0%

Restaurant Operating Expenses:
Cost of sales	26.1	26.5
Payroll and benefits	29.0	30.2
Depreciation and amortization	3.2	3.4
Loss on disposal of assets	0.1	0.4
Other operating expenses	30.5	31.1
Total restaurant operating expenses	89.0	91.6

Other Operating Expenses:
Depreciation and amortization of intangible assets	0.4	0.4
General and administrative expenses	4.3	3.9
(Gain)/Loss on disposal of assets	--	--
Pre-opening expenses	0.2	--
New manager training expenses	--	--
Operating income	6.2	4.0
Interest expense and other, net	0.6	1.5
Net income before income taxes	5.6	2.6
Income taxes	0.4	0.2
Net income	5.2%	2.4%

Index

Three months ended March 27, 2006 compared with three months ended March 28, 2005.

We derive revenues exclusively from the sales of food and beverages at our restaurants. Revenues for the three months ended March 27, 2006 increased by 6.4% to $65.3 million compared with $61.4 million for the comparable quarter in 2005. Same-store sales increased 3.3% for the quarter ended March 27, 2006. Approximately 1% of the same-store sales increase was attributable to price increases, with the balance resulting from higher customer traffic. Same-store sales in the first quarter of 2005 increased 6.3%.

Cost of sales, which includes the cost of food and beverages, as a percentage of revenue was 26.1% for the three months ended March 27, 2006 compared with 26.5% for the comparable quarter in 2005. This decrease in cost of sales from the same quarter last year was the result of strong supply chain efforts and relatively stable commodity costs. Increases experienced from higher delivery and fuel surcharges were effectively offset by our supply chain efforts combined with slight menu pricing increases.

Payroll and benefit costs consist of restaurant management salaries, hourly payroll expenses, and other payroll related benefits, including employee healthcare. Payroll and benefits expenses decreased as a percentage of revenue to 29.0% for the three months ended March 27, 2006 from 30.2% for the comparable quarter in 2005. This decrease was related to the implementation of labor reduction programs in the form of labor scheduling standards beginning late in the third quarter of 2005 combined with a reduction in our group health insurance costs.

Depreciation and amortization expense included in income from restaurant operations consists of depreciation of restaurant property and equipment and amortization of franchise fees and liquor licenses. Depreciation and amortization expense as a percentage of revenue decreased to 3.2% for the three months ended March 27, 2006 from 3.4% for the comparable quarter in 2005. Although we continue to incur additional depreciation expense as a result of regular asset acquisitions, the increases were offset by reduced depreciation related to the disposition of the assets from closed stores and asset impairments since the comparable quarter in 2005.

Other operating expenses include various restaurant-level costs, such as occupancy costs (rent, taxes and CAM), utilities, marketing costs, and general liability and workers’ compensation costs. Other operating expenses decreased as a percentage of revenue to 30.5% for the three months ended March 27, 2006, from 31.1% for the comparable quarter in 2005. The decrease was primarily related to a reduction in credit card fees as a result of a change in our credit card processing agreement. Additionally, we experienced a reduction in our general liability claims costs.

Depreciation and amortization of intangibles consist of depreciation of corporate property and equipment and amortization of bank financing fees and purchased franchise territories, as applicable. Depreciation and amortization of intangibles remained consistent at 0.4% of revenue for the three months ended March 27, 2006 and for the comparable quarter in 2005.

General and administrative expenses are costs associated with corporate and administrative functions that support new restaurant development and restaurant operations, and provide administrative infrastructure. These costs consist primarily of management and staff salaries, employee benefits, travel, legal and accounting fees, and technology support. For the three months ended March 27, 2006, general and administrative expenses increased as a percentage of revenue to 4.3% from 3.9% for the comparable quarter in 2005. The increase was primarily the result of equity based compensation we recorded related to adopting SFAS 123R, higher bonuses, and additional compensation expense related to a new executive deferred compensation program.

Preopening expenses are costs incurred prior to opening a new restaurant and consist primarily of manager salaries and relocation and training costs. Historically, we have experienced variability in the amount and percentage of revenues attributable to preopening expenses. We typically incur the most significant portion of preopening expenses associated with a given restaurant in the two months immediately preceding opening and in the month the restaurant opens. Preopening expenses as a percentage of revenue increased slightly to 0.2% in the quarter ended March 27, 2006 compared with less than 0.1% for the comparable quarter in 2005 as a result of the timing of new store openings in each year.

New manager training expenses are those costs incurred in training newly hired or promoted managers for new restaurants. New manager training expenses were insignificant for the three month period ended March 27, 2006 and for the comparable period in 2005.

Index

Interest expense decreased to 0.6% of revenue for the three months ended March 27, 2006, from 1.5% for the comparable quarter in 2005. For the three months ended March 27, 2006, interest expense decreased as a result of a lower level of debt compared with the same quarter last year. Additionally, in the quarter ended March 27, 2006, we recorded approximately $352,000 in income as a result of a reduction in our swap liability and recorded interest income earned on investment of our excess cash, both of which offset interest expense.

We did not record a federal income tax provision for the three-month period ended March 27, 2006 due to the utilization of net operating loss and tax credit carryforwards; however, we did record alternative minimum tax (AMT) and state taxes in the amount of $250,000.

Liquidity and Capital Resources

Our current liabilities exceed our current assets due in part to cash expended on our development requirements and because the restaurant business receives substantially immediate payment for sales, while payables related to inventories and other current liabilities normally carry longer payment terms, usually 15 to 30 days. At March 27, 2006, we had a working capital deficit of approximately $15.8 million and a cash balance of approximately $14.5 million compared with a working capital deficit of $18.0 million and a cash balance of approximately $10.1 million at December 26, 2005. We believe our cash flow is sufficient to pay our obligations as they come due in the ordinary course.

We use cash primarily to fund operations, pay debt principal and interest, and develop and construct new restaurants. Net cash used in investing activities was $2.4 million for the three months ended March 27, 2006 compared with $0.4 million for the same quarter in 2005. We used cash primarily to fund property and equipment purchases for new restaurant development, and to fund our technology initiative as well as our maintenance capital (monies invested to improve, upgrade, or replace restaurant equipment and facilities).

As of March 27, 2006, we had long-term debt of $37.4 million, including a current portion of $3.5 million.

We have a $45 million credit facility (“Credit Facility”) with Bank of America, N.A., as administrative agent and letter of credit issuer, and for a syndicate of lending financial institutions including Bank of America, GE Franchise Finance, and Wells Fargo. The proceeds available under the Credit Facility have been and will be used (i) to refinance certain existing long term debt, (ii) to fund the development of new TGI Friday’s restaurant locations and remodel existing TGI Friday’s restaurants, and (iii) for capital expenditures and general corporate working capital purposes.

The Credit Facility consists of the following:

(1) A $25 million term loan with principal to be amortized over a ten-year period with a five-year balloon payment of unpaid principal. The term loan bears interest at a Eurodollar rate (LIBOR) plus 250 basis points.

(2) A $20 million revolving line of credit to be used for new restaurant construction and expansion and remodeling of existing TGI Friday’s restaurants.

(3) A $4 million sublimit of the revolving line of credit for letters of credit issued by Bank of America for the benefit of our company. Letters of credit are limited to the sublimit so that the total aggregate lending commitment is not exceeded.

On March 27, 2006, we had no amounts outstanding under the revolving line of credit.

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

As of March 27, 2006, we were in compliance with all of our debt covenants. We believe we will remain in compliance with our current debt agreements in 2006. We believe that our current cash resources, additional debt available under the credit facility, sale of assets, and expected cash flows from operations will be sufficient to fund our general obligations, capital expenditures, planned development, and remodels through 2006.

Index

From time to time, we may enter into interest rate swap agreements with certain financial institutions for the purpose of adjusting our ratio of fixed rate debt over a certain period of time at varying notional amounts. At March 27, 2006, there were $18.2 million in net notional amounts of interest rate swap agreements outstanding that carried a weighted average interest rate of 6.0%. The effective amount of interest we pay on the notional amounts of these swap agreements is calculated using the interest rate of the swap against the notional amount of each swap. These swaps effectively adjust the ratio of fixed rate debt to 83.5% of total outstanding debt.

As a result of our debt refinancing in 2005, hedge accounting no longer applies after the quarter ended September 26, 2005, although the swaps will remain in place. As a result, we record quarterly market adjustments on these swaps, as income or expense, directly in our statement of operations. At March 27, 2006, we recorded approximately $352,000 to income, as a reduction in interest expense, related to the reduction in the liability of these swaps.

We lease all of our restaurants with terms ranging from 10 to 20 years, with various renewal options of 10 to 20 years. Our future debt, lease, and purchase obligations are summarized by year as follows (in thousands):

Contractual Obligations and Commitments:

	Total	Less than one year	One to three years	Three to five years	Greater than five years
Debt Maturities	$37,464	$3,461	$7,813	$22,943	$3,247

Minimum Lease Commitments	120,867	12,998	26,663	25,991	55,215
Purchase Commitments	14,000	14,000	--	--	--

Total	$172,331	$30,459	$34,476	$48,934	$58,462

Minimum lease commitments represent operating leases on our restaurant locations. We have no other off-balance sheet financings. A default under a lease agreement could result in damages or the acceleration of amounts due under the lease. Total purchase commitments include estimated construction costs for the three to five new TGI Friday’s restaurants we have contracted to open in 2006.

The above amounts do not include new restaurant development capital commitments to build new TGI Friday’s restaurants through 2009 except for those referenced above as we have signed leases for these locations. Although the cost to build can vary greatly depending on many factors and financing scenarios, including the fact that we have not built a restaurant in California for several years, we have estimated the average cost to build a TGI Friday’s restaurant as approximately $2.8 million.

TGI Friday’s Inc. has developed specific plans and prototype examples of a restaurant remodel and improvement program to enhance the restaurants’ and brand’s overall appeal and position in the marketplace. TGI Friday’s Inc. has required franchisees to remodel each location as soon as reasonably and financially practicable with an indicated expectation that they will be substantially completed by the end of 2007. The timetable and cost of remodeling a location can vary greatly, from $150,000 to $750,000, depending on numerous factors, including the age and state of repair of the restaurant, landlord authorization and approval, local construction code requirements and changes, the possibility of additional expansion of existing facilities, and compliance with such laws as the Americans with Disabilities Act.

We believe we have approximately 50 restaurants that will require remodeling to one degree or another and have scheduled to initially complete four in the first half of 2006. The balance of the locations will be scheduled as the results of the initial four are known and our financial position and liquidity permit. Our total expected cost for the remodel campaign is estimated to be $20 to $30 million. This level of capital expenditure, coupled with the restaurant development agreements through 2007, is very likely to exceed the allowable capital expenditures under our credit agreement, which limits our capital expenditures for all capital items to no more than $15 million per year. We are unable to predict the ramifications should we be unable to complete the remodel program under the TGI Friday’s Inc. timetable.

Index

We believe that our current resources, bank financing, and expected cash flows from operations will be sufficient to fund our normal operations, capital needs, and debt maturities during the next 12 months.

We are self-insured for three major business risks with stop loss and other insurance elements for our workers’ compensation, general liability, and health care. We record our expenses based upon our estimated cost for the year derived from past experience and actuarial data. Amounts are paid as claims are adjudicated. We believe our estimated liabilities are adequately recorded and that sufficient cash flow will be available to pay these claims when they become due.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 27, 2006, we were participating in two derivative financial instruments for which fair value disclosure is required under Statement of Financial Accounting Standards No. 133, as amended. The fair value liability of the interest rate swap agreements decreased to $575,573.

These interest rate swap agreements were originally entered into to hedge the effects of fluctuations in interest rates related to our long-term debt instruments. As a result of our debt refinancing referenced in Note 4 to the consolidated financial statements, “hedge accounting” no longer applies after the third quarter of 2005. We have elected to keep the interest rate swaps in place as a hedge against rising interest rates. As a result, adjustments on these swaps are recorded as income or expense directly in our statement of operations as a component of interest expense. For the quarter ended March 27, 2006, we recorded approximately $352,000 as a reduction in interest expense related to the decrease in our swap liability.

Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made at variable interest rates of 2.5% over "30-Day LIBOR” rates. On March 27, 2006, we had outstanding borrowings on these loans of approximately $24 million. Our net interest expense for the three-month period ended March 27, 2006 was $360,000, net of amounts recorded as a result of the reduction in our swap liability ($352,000). A one percent variation in any of the variable rates would have increased or decreased our total interest expense by approximately $59,000 for the three-month period ended March 27, 2006.

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

We have been served with two lawsuits filed on behalf of current employees seeking damages under California law, for both missed breaks and missed meal breaks the employees allege they did not receive. These lawsuits seek to establish a class action relating to our California operations. We have vigorously defended these lawsuits, both on the merits of the employees’ cases and the issues relating to class action status. In July 2005, the court ruled to grant class action status in one of these cases. During the fourth quarter of 2005, the appellate court in California ruled on the same issues involved in our cases, which effectively characterizes damages as a penalty and not wages, which shortens the period for which we could be liable to one year versus three and eliminates the exposure for the employees’ attorney’s fees. Subsequent to that ruling, additional appellate court rulings were made including one which ruled that the claim was a claim for wages. As a result of the overall developments in our cases and the appellate court rulings over similar facts in unrelated cases, we recorded, in the fourth quarter of 2005, an estimated settlement reserve of $1.5 million. We continue to aggressively defend our company and we are unable to predict the ultimate amount, if any, of a settlement or the timing of any payments.

Index

The state of California initiated a sales tax audit of our restaurants and determined that the optional 15% gratuity added to checks for parties of eight or more should have been subject to sales tax and, as such, has assessed taxes and related penalties of approximately $500,000. We continue to contest vigorously this assessment on the basis that the charge is an optional gratuity and is given to the server as are regular gratuities. During 2005, we made an offer of settlement to avoid costly litigation. In February 2006, we were notified by the California Settlement Bureau that our offer was rejected. We plan to continue to see if an acceptable settlement can be reached and, failing that, we plan to appeal this decision and continue to contest this assessment. We are unable to predict the outcome of this proceeding.

ITEM 1A.	RISK FACTORS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit

10.47	Amendment to 1990 Stock Option Plan

10.48	Amendment to 1995 Stock Option Plan

10.49	Amendment to 1999 Incentive Stock Plan

10.50	Amendment to 2002 Incentive Stock Option Plan

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Restaurant Group, Inc.

Dated: May 9, 2006	/s/ William G. Shrader
William G. Shrader
President and Chief Executive Officer

Dated: May 9, 2006	/s/ Michael Garnreiter
Michael Garnreiter
Executive Vice President, Chief Financial Officer, and Treasurer